Form 10QSB
WILLIAM GREENBERG JR DESSERTS & CAFES INC
filed 1996-05-20
CIK 949721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission File Number 1-13984

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.
        (Exact name of small business issuer as specified in its charter)

         New York                                                 13-3832215
(State of other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)

                               533 W. 47th Street
                               New York, NY 10036
                    (Address of principal executive offices)

                                 (212) 586-7600
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No ______

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 1996, there were 2,560,000 shares of common stock, par value $.001 per share, outstanding.

                  WILLIAM GREENBERG JR. DESSERT AND CAFES, INC.

                      FIRST QUARTER REPORT ON FORM 10-QSB



                                TABLE OF CONTENTS

                                                                        Page No.

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements .................................      3



        Item 2.  Management's Discussion and Analysis .................     10

                                     2 of 17

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                                 BALANCE SHEETS
                                   (Unaudited)

                                   A S S E T S

                                                        March 31,   December 31,
                                                          1996          1995
                                                      -----------   -----------
Current assets:
   Cash and cash equivalents                          $ 1,371,451   $ 2,169,999
   Accounts receivable, net of allowance
      for doubtful accounts of $18,500                    133,541       222,623
   Inventory                                              150,125        91,631
   Prepaid expenses and other current assets              127,125       100,532
                                                      -----------   -----------
            Total current assets                        1,782,242     2,584,785
                                                      -----------   -----------

Property and equipment, at cost, less
   accumulated depreciation and amortization
   of $58,711 and $37,702, respectively                 1,791,138     1,477,062
                                                      -----------   -----------

Other assets:
   Covenant not to compete                                106,250       112,500
   Goodwill                                               887,490       903,060
   Security deposits                                      113,772        77,772
                                                      -----------   -----------
            Total other assets                          1,107,512     1,093,332
                                                      -----------   -----------

                                                      $ 4,680,892   $ 5,155,179
                                                      ===========   ===========


                             LIABILITIES AND EQUITY

Current liabilities:
   Accounts payable                                   $   392,005   $   387,630
   Accrued expenses and other current liabilities         128,400        64,240
                                                      -----------   -----------
            Total current liabilities                     520,405       451,870
                                                      -----------   -----------

Deferred rent                                              31,484        23,207
                                                      -----------   -----------

Commitments and contingencies                                --            --

Stockholders' equity:
   Preferred stock - $.001 par value
      Authorized - 2,000,000 shares
      Issued  - none
   Common stock - $.001 par value
      Authorized - 10,000,000 shares

      Issued and outstanding - 2,560,000 shares             2,560         2,560
   Additional paid-in capital                           6,597,342     6,597,342
   Accumulated deficit                                 (2,470,899)   (1,919,800)
                                                      -----------   -----------
            Total stockholders' equity                  4,129,003     4,680,102
                                                      -----------   -----------

                                                      $ 4,680,892   $ 5,155,179
                                                      ===========   ===========

                                     3 of 17

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           For the Three
                                                            Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1996           1995
                                                    -----------     -----------
Net sales                                           $   825,790     $      --
                                                    -----------     -----------

Cost and expenses:

   Cost of sales                                        605,634            --
   Selling and administrative expenses                  800,339          19,613
                                                    -----------     -----------
Total cost and expenses                               1,405,973          19,613
                                                    -----------     -----------

Loss from operations                                   (580,183)        (19,613)

Other income:

   Interest income                                       29,084            --
                                                    -----------     -----------

Net loss                                               (551,099)        (19,613)

Accumulated deficit at beginning of period           (1,919,800)        (58,579)
                                                    -----------     -----------

Accumulated deficit at end of period                ($2,470,899)    ($   78,192)
                                                    ===========     ===========


Net loss per common share                                  (.20)    ($      .02)
                                                    ===========     ===========


Weighted average number of

   common shares outstanding                          2,723,404       1,170,000
                                                    ===========     ===========

                                     4 of 17

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Three
                                                                 Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              1996           1995
                                                          -----------    -----------
Cash flows from operating activities:
   Net loss                                               ($  551,099)   ($   19,613)
                                                          -----------    -----------
   Adjustments to reconcile net loss to net
         cash used in operating activities:
      Depreciation and amortization                            42,829           --
      Deferred rent                                             8,277           --
      Increase (decrease) in cash flows as
            a result of changes in asset and
            liability account balances:
         Accounts receivable                                   89,082           --
         Inventory                                            (58,494)          --
         Prepaid expenses and other current assets            (26,593)          --
         Security deposits                                    (36,000)          --
         Accounts payable                                       4,375           --
         Accrued expenses and other current liabilities        64,160           --
                                                          -----------    -----------
   Total adjustments                                           87,636           --
                                                          -----------    -----------

Net cash used in operating activities                        (463,463)       (19,613)
                                                          -----------    -----------

Cash flows used in investing activities:
   Capital expenditures                                      (335,085)          --
                                                          -----------    -----------

Cash flows provided by financing activities:
   Increase in amount due officer/stockholder                    --           19,613
                                                          -----------    -----------

Net decrease in cash and cash equivalents                    (798,548)          --

Cash and cash equivalents at beginning of period            2,169,999           --
                                                          -----------    -----------

Cash and cash equivalents at end of period                $ 1,371,451             $-
                                                          ===========    ===========


Supplemental Information:

   Cash payments for the period:

      Interest expense                                    $      --      $      --
                                                          ===========    ===========

      Income taxes                                        $    10,079    $      --
                                                          ===========    ===========

                                     5 of 17

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

NOTE 1 -   PREPARATION OF UNAUDITED FINANCIAL STATEMENTS.

               William Greenberg Jr. Desserts and Cafes, Inc. (the "Company") was incorporated in the State of New York on November 12, 1993 as CIP, Inc. On August 23, 1994, its name was changed to Desserts and Cafes, Inc. and in August 1995, its name was changed to William Greenberg Jr. Desserts and Cafes, Inc. Since its inception through July 10, 1995, the Company was a development stage company and did not generate any revenues and did not carry on any significant operations. Management's efforts were directed toward the development and implementation of a plan to generate sufficient revenues in the bakery industry to cover all of its present and future costs and expenses. On July 10, 1995, the Company acquired the net operating assets of Greenberg Dessert Associates Limited Partnership ("Greenberg's-L.P.") at which time the Company commenced operations and ceased being a development stage enterprise. The deficit accumulated during the development stage aggregated $100,112.

               In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three month periods ended March 31, 1996 and 1995 and of cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

               These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 appearing in the Company's Annual Report on Form 10-KSB for the year then ended.

                                     6 of 17

NOTE 2 -  ACQUISITION OF GREENBERG DESSERT ASSOCIATES LIMITED PARTNERSHIP.

               On June 2, 1995, the Company entered into an agreement to purchase the operating assets (net of $155,700 in assumed liabilities), properties and rights of Greenberg's-L.P. for $2,000,000, consisting of $1,967,300 in cash and a promissory note in the amount of $32,700 ("the Acquisition"). The Acquisition, which was consummated on July 10, 1995, was accounted for as a purchase. The excess of the purchase price over the value of the net assets acquired was recorded as goodwill. In addition, the Company incurred legal fees of $26,000, which related to the Acquisition.

               Assuming the operating assets of Greenberg's-L.P. had been acquired at January 1, 1995, the results of operations on a proforma basis for the three months ended March 31, 1995 would have been as follows:

                            Net sales                                 $ 685,572

                            Cost of sales                               440,111
                            Selling, general and
                              administrative expenses                   517,951

                            Depreciation and
                              amortization expenses                      13,069
                                                                      ---------
                                                                        971,131
                                                                      ---------
                            Loss from operations                       (285,559)
                            Interest expense                             (4,070)
                                                                      ---------

                            Net loss                                  ($289,629)
                                                                      =========

NOTE 3 -  PROPERTY AND EQUIPMENT.

                         Property and equipment at March 31, 1996 consist of:

                            Furniture and fixtures                   $   81,276
                            Equipment                                   599,401
                            Leasehold improvements                      951,710
                            Construction in progress                    217,462
                                                                     ----------
                                                                      1,849,849
                                                                     ----------
                            Less:  Accumulated depreciation              58,711
                                                                     ----------
                                                                     $1,791,138
                                                                     ==========

                                     7 of 17

NOTE 4 -  SEGMENT INFORMATION.

               The Company's operations are classified into two segments, retail and wholesale. The following is a summary of segmented information as of March 31, 1996 and for the three month period ended March 31, 1996 (actual) and March 31, 1995 (on a proforma basis which reflects the purchase of the business of Greenberg's-L.P. as if it had accrued on January 1, 1994):

                                                          For the Three
                                                          Months Ended
                                                            March 31,
                                                   -----------------------------
                                                     1996               1995
                                                   ---------          ---------
                                                    (Actual)          (Proforma)

                  Operating data:
                    Net sales:
                      Retail                       $ 574,966          $ 498,781
                      Wholesale                      250,824            186,791
                                                   ---------          ---------
                                                     825,790            685,572
                                                   ---------          ---------

                  Loss from operations:
                    Retail                          (373,809)          (215,849)
                    Wholesale                       (206,374)           (69,710)
                                                   ---------          ---------
                                                    (580,183)          (285,559)
                  Less:  General corporate
                           income (expense)           29,084             (4,070)
                                                   ---------          ---------

                  Net loss                         ($551,099)         ($289,629)
                                                   =========          =========


                  Balance sheet data:

                                                    As of
                                                  March 31,
                                                    1996
                                                 ----------
                    Identifiable assets:
                      Retail                     $1,379,521
                      Wholesale                     606,183
                                                 ----------
                                                  1,985,704

                      General corporate assets    2,695,188
                                                 ----------
                    Total assets                 $4,680,892
                                                 ==========

NOTE 5 -  STOCKHOLDERS' EQUITY.

          (a) Per Share Data:

               Net loss per share for the three months ended March 31, 1996 was computed by the weighted average number of shares outstanding during the period and the assumed conversion of a warrant issued in connection with the financing for the Acquisition into 163,404 shares of common stock.

               Net loss per share for the three months ended March 31, 1995 was computed by the weighted average number of shares outstanding during the period.

                                     8 of 17

NOTE 5 -  STOCKHOLDERS' EQUITY.  (Continued)

          (b) Stock Options:

               On January 13, 1996, stock options to purchase up to 20,000 shares of the Company's common stock were issued to a consultant and are exercisable at $5.50 per share for a two year period as follows:

          (i) Options to purchase 5,000 shares of the Company's common stock are immediately exercisable.

          (ii) Options to purchase the additional 15,000 shares of the Company's common stock are exercisable in increments of 5,000 shares at such time as the closing price of the Company's common stock as reported by Nasdaq is $7.50, $9.00 and $10.50 per share, respectively.

          (c) Common Stock:

               In March 1996, the Company's former Chairman Willa Rose Abramson pledged 400,000 common shares of the Company to a third party as collateral for a loan made to her spouse. The loan matures in March 1997.

NOTE 7 -  CONSULTING AGREEMENT.

               On January 13, 1996, the Company entered into a consulting agreement with an unrelated party to provide financial public relations services for a period of two years at a monthly fee of $2,500 and an option to purchase 20,000 shares of the Company's common stock (see Note 6). The agreement may be terminated by either party thereto upon thirty days notice prior to the expiration of the first six months of the agreement.

NOTE 8 -  SUBSEQUENT EVENT.

               Effective April 15, 1996, Ms. Abramson resigned as a member of the Board of Directors and from the offices of Chairman of the Board, Chief Financial Officer and Secretary and pursuant to the terms of an agreement between the Company and Ms. Abramson, the Company has agreed to continue to pay Ms. Abramson her salary and benefits at their current levels for a period of up to 16 months.

                                     9 of 17

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION OR PLAN OF OPERATIONS

          (a)  General:

               The Company was incorporated in November 1993 and was in the development stage through July 1995. From April 1994 through June 1995, the Company assembled its core management, raised approximately $600,000 from equity financing, and negotiated a definitive agreement to purchase the operating assets and business of Greenberg's-L.P. In July 1995, the Company completed the Acquisition for a purchase price of $1,967,300 in cash and a promissory note for $32,700. In connec-tion with the Acquisition, the Company obtained a $2,000,000 term loan and applied a portion of the net proceeds from its initial public offering, consummated in October 1995, to pay in full the principal and accrued interest under the term loan. The Acquisition was accounted for as a purchase and the excess of the purchase price over the value of the net assets acquired was recorded as goodwill.

               Additionally, to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $1,950,000 which can be used to reduce the tax on income up to that amount through the year 2010.

          (b)  Results of Operations:

               Historical:

               The Company from its inception on November 12, 1993 through July 10, 1995 was in the development stage and did not carry on any significant operations nor generate any revenues. Management's efforts were directed toward the development and implementation of a plan to generate sufficient revenues in the baking industry to cover all of its costs and expenses. During the three months ended March 31, 1995, the Company incurred costs and expenses of $20,000 in implementing its plan. $17,500 of these costs were paid to a consultant who became the Company's President in 1995. The Company did not generate any revenues until July 10, 1995 when it acquired the net operating assets of Greenberg's-L.P. The Company's revenues aggregated $826,000 for the three months ended March 31, 1996. Management believes that its revenues during this period were adversely affected by the severe winter storms which affected the New York City area during the period. The cost of goods sold were $606,000 during the period and selling, general and administrative expenses were $800,000 (96.9% of sales).

               For the three months ended March 31, 1996, the Company had interest income of $29,000 which arose from investing a portion of the net proceeds it received upon the consummation of the initial public offering in highly liquid cash equivalents.

               As a result, the net loss for the three months ended March 31, 1996 was $551,000.

                                    10 of 17

               Historical:  (Continued)

               Insofar as the Company had no revenues prior to the Acquisition in July 1995, management is of the opinion that a discussion of the results of operations of the Company (and Greenberg's-L.P.) on a pro-forma basis would be more informative than a comparative discussion of the Company on a historical basis. Therefore, management's discussion of the Company's results of operations for the three months ended March 31, 1996 as compared with March 31, 1995 are based on the pro- forma segmental information found below and reflects the purchase of Greenberg's-L.P. as if it had occurred at the beginning of the periods presented.

          (c)  Proforma:

               Retail Segment:

               The retail segment presently consists of four retail stores located in Manhattan, New York including its cafe located in Macy's Herald Square. The Company's fifth retail store opened in Manhattan on May 1, 1996. All baking is done at the Company's bakery which is located on West 47th Street, New York, New York. From this location, baked goods are supplied to retail stores as well as to wholesale customers.

               The results of the retail segment is presented a proforma basis and reflects the Acquisition as if it has occurred as of the beginning of the periods presented.

                                      For the Three Months Ended
                                               March 31,                                                    Percentage
                                  -----------------------------------                                       Change (as
                              1996             %              1995              %              Change      a % of Sales)
                           ---------         -----          ---------         -----          ---------         -----
Net sales                  $ 575,000         100.0%         $ 499,000         100.0%         $  76,000           - %
Cost of sales                381,000          66.3            296,000          59.3             85,000           7.0
                           ---------         -----          ---------         -----          ---------         -----

Gross profit                 194,000          33.7            203,000          40.7             (9,000)         (7.0)

Selling, general and

  administrative             538,000          93.6            413,000          82.8            125,000          10.8

Depreciation and

  amortization                30,000           5.2              5,000           1.0             25,000           4.2
                           ---------         -----          ---------         -----          ---------         -----

Loss from operations       ($374,000)        (65.1%)        ($215,000)        (43.1)         ($159,000)        (22.0%)
                           =========         =====          =========         =====          =========         =====


               The 15.2% increase in net sales during the three months ended March 31, 1996 as compared to the same period in 1995 was primarily due to the opening of a cafe at Macy's Herald Square in November 1995 and a general increase in same store sales. Management believes that its net sales for the three months ended March 31, 1996 were adverse-ly affected by the severe weather storms which affected the New York City area during the period.

                                    11 of 17

               The increase in cost of sales as a percentage of sales for the three months ended March 31, 1996 as compared to the same period in 1995 is attributable to (i) an increase in baking personnel and labor rates, (ii) increased costs in the development of new baked products, and (iii) increases in the cost of ingredients and packaging mate-rials. The Company was unable to pass most of these increased costs on to its customers.

               The retail and wholesale divisions sell similar products which are baked at the Company's centralized baking facility. Costs are allocated to each division based upon the standard costs of the items sold. Such costs consist of ingredients, direct labor and overhead. Prior to the Acquisition, the wholesale division was considered an outgrowth of the retail business and was therefore not considered a separate business segment. Subsequent to the Acquisition, management has concentrated their efforts on running the wholesale segment as a separate and distinct business.

               Selling, general and administrative expenses of the retail segment consist of (i) expenses incurred in each of the four retail stores and (ii) expenses allocated from the Company's centralized operating facility which are based primarily on sales volume. The increase in selling, general and administrative expenses during the three months ended March 31, 1996 as compared to the same period in 1995 was primarily the result of (i) salaries paid to sales personnel in its Cafe in Macy's Herald Square, (ii) the allocation to the retail segment of salaries of additional management and administrative personnel, and (iii) increased compensation paid to prior management personnel pursuant to consulting agreements entered into by the Company upon consummation of the Acquisition in July 1995.

               The increase in depreciation and amortization for the first quarter of 1996 as compared with the same period in 1995 is attributable to depreciation on the Macy's Herald Square Cafe as well as on the write up of the assets purchased from Greenberg's-L.P. to appraised values and amortization of goodwill during 1995.

               The increase in the net loss for the first quarter of 1996 as compared with the same period in 1995 is primarily attributed to the increases in the cost of products sold and additional compensation paid to officers and managerial personnel under their respective employment and consulting agreements, which were entered into after the first quarter of 1995.

                                    12 of 17

          (d)  Wholesale Segment:

               The results of the wholesale segment is presented on a pro-forma basis and reflects the Acquisition as if it had occurred at the beginning of the periods presented:

                                      For the Three Months Ended
                                               March 31,                                                           Percentage
                               -----------------------------------------                                            Change (as
                                  1996               %             1995               %           Change          a % of Sales)
                               ---------         ---------      ---------         ---------      ---------         ---------
Net sales                      $ 251,000             100.0%     $ 187,000             100.0%     $  64,000                -%
Cost of sales                    211,000              84.1        144,000              77.0         67,000               7.1
                               ---------         ---------      ---------         ---------      ---------         ---------

Gross profit                      40,000              15.9         43,000              23.0         (3,000)             (7.1)

Selling, general and

  administrative                 233,000              92.8        108,000              57.8        125,000              35.0

Depreciation and

  amortization                    13,000               5.2          5,000               2.7          8,000               2.5
                               ---------         ---------      ---------         ---------      ---------         ---------

Loss from operations           ($206,000)            (82.1%)    ($ 70,000)            (37.5%)    ($136,000)            (44.6%)
                               =========         =========      =========         =========      =========         =========


               The Company, through its institutional/wholesale segment, distributes pastries, cakes, pies and other desserts to hotels, country clubs, gourmet markets, restaurants, food shops and corporate dining facilities. All products are baked at the Company's baking facility located in N.Y.C.

               The 34.2% increase in the wholesale segment's net sales for the first quarter of 1996 as compared to the same period in 1995 is attributable to the increase in shipments to two nationwide restaurant chains.

               Cost of sales as a percentage of sales increased by 7.1% during the first quarter of 1996 as compared to the same period in 1995. Such increase was attributable to increases in both baking personnel and wage rates, an increase in the cost of developing new baked products, and increases in the cost of ingredients and packaging materials. Most of these cost increases could not be passed on to the Company's customers.

               Selling, general and administrative expenses of the wholesale segment for the first quarter of 1996 increased by $125,000 (115.7%) over the same period in 1995. Such increases were primarily the result of an allocation to the wholesale segment of the salaries of additional management and administrative personnel, as well as increased compensation paid to prior management personnel. The additional management personnel and the additional compensation paid to prior personnel was the result of the various employment and consulting agreements entered into by the Company after the first quarter of 1995.

                                    13 of 17

               The increase in depreciation and amortization for the first quarter of 1996 as compared with the same period in 1995 is attributable to depreciation on newly acquired property asset additions and the write up of property assets purchased from Greenberg's-L.P. to appraised values and amortization of goodwill in connection with the Acquisition.

               The increase in the net loss for the first quarter of 1996 as compared with the same period in 1995 is primarily attributed to lower margins caused by increases in ingredients, baking salaries and new products coupled with additional compensation paid to officers and managerial personnel under their respective employment and consulting agreements entered into by the Company in connection with the Acquisition of the business of Greenberg's-L.P. and the Company's initial public offering.

          (e)  Plan of Operations:

               In connection with the Acquisition, the Company in July 1995 implemented a business strategy designed to increase the retail, institutional/wholesale and mail order operations of its business. The Company's growth strategy is comprised of the following:

          (1)  Retail:

               The Company intends to open additional retail facilities in the North and Southeastern United States. These cafes and kiosks will offer a broad section of what the Company believes are premium quality baked goods and desserts as well as sandwiches, soups and salads, espresso, cappuccino and specialty coffees and teas. Since July 1995, the Company opened its first cafe at Macy's Herald Square in November 1995 and on May 1, 1996 opened its second cafe on Broadway and 8th Street in New York City. A third cafe presently under construction is expected to open in August of 1996. In addition, the Company's completed the manufacture of its first four kiosks during the three months ended March 31, 1996 and is currently considering the placement of those kiosks.

          (2)  Institutional/Wholesale:

               The Company plans to increase its penetration in the institutional/wholesale food market by increasing its marketing efforts to restaurants, hotels and corporate dining facilities and by offering its products to supermarkets in New Jersey, New York, Florida and other states and offering its products through specialty food retailers and mail order catalogue businesses.

          (3)  Mail Order:

               The Company is expanding its current mail order business by offering additional catalogues and scheduling special mailings to existing and prospective customers for specific occasions.

                                    14 of 17

          (4)  Kosher Foods:

               The Company is also seeking to capitalize on the growth of the kosher food industry. The Company has a kosher certification and believes it can capitalize on the projected growth of this market.

               The Company estimates that new construction start-up costs for its cafes will range from approximately $150,000 to $175,000 for a small cafe (600-800 square feet) and approximately $200,000 to $350,000 for a full size cafe (800-1,200 square feet) and estimates that the cost of converting existing restaurant space into a cafe will be approximately $75,000. In addition, the Company estimates the start-up costs for a kiosk to be between approximately $50,000 to $65,000.

               The Company believes that the cost of funding new cafes and kiosks will increase the Company's operating costs and expenses primarily due to increased personnel and other corporate operating costs required to operate the new cafes and kiosks. Each cafe and/or kiosk will incur the pre-operating expenses, such as advertising and promotional costs, in order to encourage new and repetitive consumer traffic. Until consumer traffic at each location is sufficient to generate revenues to cover each location's cost and a portion of the overall corporate overhead, the Company believes that the initial opening of each new location will have a positive effect on net revenues but each new location will have an initial adverse effect on earnings. For the three months ended March 31, 1996, the Company incurred an aggregate of approximately $335,000 in capital expenditures of which $128,000 relates to its cafe at Eighth Street and Broadway which opened on May 1, 1996 and its cafe at 6th Avenue and 10th Street which is presently under construction, $54,000 was used on its four kiosks which were completed during April 1996 and $65,000 was used for computer hardware and software.

          (f)  Liquidity and Capital Resources:

               At March 31, 1996, the Company had working capital of approximately $1,262,000 as compared to working capital of $2,133,000 at December 31, 1995, a decrease of $871,000. Since its inception, the Company's primarily source of working capital has been the proceeds received from the issuance of its common stock and notes.

               In June 1995, the Company issued 180,000 shares of common stock to unrelated parties for $600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the Acquisition of Greenberg'sL.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During October 1995, the Company received net proceeds of $4,919,586 from the sale of 1,150,000 shares of its common stock in an initial offering to the public. Of the net proceeds received from the initial public offering, $2,125,000 was used to repay the InterEquity debt including interest. In addition to the repayment of the InterEquity debt, the Company intends to use the net proceeds to fund its planned expansion strategy and for general corporate purposes, including working capital.

                                    15 of 17

               In October 1995, InterEquity converted $1,000 convertible note into a six-year warrant to purchase 6% of the Company's issued and outstanding capital stock on a fully diluted basis at the time of exercise. Pursuant to the warrant, the Company has granted InterEquity an option to put those shares acquired by InterEquity upon exercise of the warrant to the Company at any time during the period from July 10, 2000 through July 31, 2005 if the shares of common stock have not been listed or admitted to trade on a national securities exchange and/or are not quoted on an automated quotation system at the time at a price equal to a multiple of earnings as defined in the loan agreement between the parties or a price established by independent appraisal. Pursuant to the terms of the loan agreement, the Company has also granted InterEquity unlimited "piggyback" registration rights upon exercise of the warrant.

               During the three months ended March 31, 1996, working capital was used by the Company for the Acquisition of $335,000 in property assets and to fund the operating loss incurred during the first quarter of 1996.

               The Company and its directors, officers and principal shareholders agreed with the managing underwriter of its initial public offering (the "Representative") not to, directly or indirectly, register, issue, offer, sell, offer to sell, contract to sell, hypothecate, pledge or otherwise dispose of any shares of common stock, or any securities convertible into or exercisable or exchangeable for shares of common stock, for a period of one year from October 12, 1996, without the prior written consent of the Representative.

               The Company's management believes that the proceeds from its initial public offering together with the projected cash flows from operations, if any, will be sufficient to fund operations, including its planned expansion, for at least the next ten months. However, there can be no assurance that the Company will not be required to raise additional capital for its growth strategy prior to such date.

               Although the Company has previously been successful in obtaining sufficient cash and capital funds through issuances of common stock and promissory notes, there can be no assurance that the Company will be able to do so in the future.

          (g)  Inflation and Seasonality:

               To date, inflation has not had a significant impact on the Company's operations. The Company's revenues are affected by seasonality with revenues anticipated to increase during holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.

                                    16 of 17

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

Date: May 20, 1996                      /s/ MARIA MARFUGGI
                                       ---------------------------
                                           Chairman of the Board,
                                    Chief Executive Officer and Secretary
                                      (Principal Financial Officer and
                                       Officer duly authorized to sign
                                        on behalf of the Registrant)




                                    17 of 17