Form 10QSB
period 1996-06-30
WILLIAM GREENBERG JR DESSERTS & CAFES INC
filed 1996-08-19
CIK 949721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549




                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                         Commission File Number 1-13984



                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.
        (Exact name of small business issuer as specified in its charger)



                    New York                           13-3832215
                    --------                           ----------
        (State of other jurisdiction                (I.R.S. Employer
            of incorporation)                      Identification No.)


                               533 W. 47th Street
                               New York, NY  10036
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

                              Yes   X     No
                                  -----      -----


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 1996, there were 2,560,000 shares of common stock, par value $.001 per share, outstanding.

                  WILLIAM GREENBERG JR. DESSERT AND CAFES, INC.

                      SECOND QUARTER REPORT ON FORM 10Q-QSB












                                TABLE OF CONTENTS
                                -----------------







                                                                       Page No.
                                                                       --------



PART I.            FINANCIAL INFORMATION
- -------            ---------------------



                   Item 1.  Financial Statements    . . . . . . . . .      3



                   Item 2.  Management's Discussion and Analysis    .      10








































                                     2 of 17

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                                 BALANCE SHEETS
                                   (Unaudited)


                                   A S S E T S
                                   -----------

                                                        June 30,    December 31,
                                                          1996          1995
                                                       ----------   ------------

Current assets:
  Cash and cash equivalents                            $  555,130    $2,169,999
  Accounts receivable, net of allowance
    for doubtful accounts of $18,500                      146,686       222,623
  Inventory                                               138,250        91,631
  Prepaid expenses and other current assets                68,474       100,532
                                                       ----------    ----------
        Total current assets                              908,540     2,584,785
                                                       ----------    ----------

Property and equipment, at cost, less
  accumulated depreciation and amortization
  of $81,620 and $37,702, respectively                  1,813,668     1,477,062
                                                       ----------    ----------

Other assets:
  Deferred charges                                        150,000          -
  Covenant not to compete                                 100,000       112,500
  Goodwill                                                871,920       903,060
  Security deposits                                       113,872        77,772
                                                       ----------    ----------
        Total other assets                              1,235,792     1,093,332
                                                       ----------    ----------

                                                       $3,958,000    $5,155,179
                                                       ==========    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable                                     $  265,971    $  387,630
  Accrued expenses and other current liabilities          105,841        64,240
                                                       ----------    ----------
        Total current liabilities                         371,812       451,870
                                                       ----------    ----------

Deferred rent                                              39,762        23,207
                                                       ----------    ----------

Commitments and contingencies                                -             -

Stockholders' equity:
  Preferred stock - $.001 par value
    Authorized - 2,000,000 shares
    Issued     - none
  Common stock - $.001 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 2,560,000 shares               2,560         2,560
  Additional paid-in capital                            6,597,342     6,597,342
  Accumulated deficit                                 ( 3,053,476)  ( 1,919,800)
                                                       ----------    ----------
        Total stockholders' equity                      3,546,426     4,680,102
                                                       ----------    ----------

                                                       $3,958,000    $5,155,179
                                                       ==========    ==========




















                                     3 of 17

                              WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                             STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                               (Unaudited)








                                                  For the Six                  For the Three
                                                 Months Ended                  Months Ended
                                                   June 30,                       June 30,
                                            ----------------------         --------------------
                                             1996           1995           1996            1995
                                          ----------     ----------     ----------      ----------

Net sales                                 $1,772,566     $     -        $  946,776      $     -
                                          ----------     ----------     ----------      ----------
Cost and expenses:
  Cost of sales                            1,278,327           -           672,693            -
  Selling and administrative
    expenses                               1,664,339         41,533        864,000          21,920
                                          ----------     ----------     ----------      ----------
Total cost and expenses                    2,942,666         41,533      1,536,693          21,920
                                          ----------     ----------     ----------      ----------

Loss from operations                     ( 1,170,100)   (    41,533)   (   589,917)    (    21,920)

Other income:
  Interest income                             36,424           -             7,340            -
                                          ----------     ----------     ----------      ----------

Net loss                                 ( 1,133,676)   (    41,533)   (   582,577)    (    21,920)

Accumulated deficit at
  beginning of period                    ( 1,919,800)   (    58,579)   ( 2,470,899)    (    78,192)
                                          ----------     ----------     ----------      ----------

Accumulated deficit at
  end of period                          ($3,053,476)   ($  100,112)   ($3,053,476)    ($  100,112)
                                          ==========     ==========     ==========      ==========


Net loss per common share                   ($.42)         ($.03)         ($.22)           ($.01)
                                             ====           ====           ====             ====


Weighted average number of
  common shares outstanding                2,723,404      1,563,830      2,723,404       1,563,830
                                           =========      =========      =========       =========
































                                                 4 of 17

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             For the Six
                                                            Months Ended
                                                               June 30,
                                                          -----------------
                                                          1996          1995
                                                       ----------    ----------

Cash flows from operating activities:
  Net loss                                            ($1,133,676)   ($ 41,533)
                                                       ----------     --------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                          87,558         -
    Deferred rent                                          16,555         -
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                  75,937         -
      Inventory                                       (    46,619)        -
      Prepaid expenses and other current assets            32,058         -
      Security deposits                               (    36,100)        -
      Deferred charges                                (   150,000)
      Accounts payable                                (   121,659)        -
      Accrued expenses and other current liabilities       41,601       26,000
                                                       ----------     --------
  Total adjustments                                   (   100,669)      26,000
                                                       ----------     --------

Net cash used in operating activities                 ( 1,234,345)   (  15,533)
                                                       ----------     --------

Cash flows from investing activities:
  Proceeds from sale of common stock                          -        600,000
  Capital expenditures                                (   380,524)   (  33,400)
  Deposit on purchase of Greenberg's
    Desserts Associates, L.P.                                 -      (  76,000)
                                                       ----------     --------
Net cash provided by (used in) investing activities   (   380,524)     490,600
                                                       ----------     --------

Cash flows from financing activities:
  Payment of deferred finance costs                           -      (  24,200)
  Increase in amounts due to officer/stockholder              -         54,933
                                                        ----------    --------
Net cash provided by financing activities                     -         30,733
                                                        ----------    --------

Net increase (decrease) in cash and cash equivalents  ( 1,614,869)     505,800

Cash and cash equivalents at beginning of period        2,169,999         -
                                                       ----------     --------

Cash and cash equivalents at end of period             $  555,130     $505,800
                                                       ==========     ========


Supplemental Information:

  Cash payments for the period:

    Interest expense                                   $     -         $  -
                                                       ==========      =======

    Income taxes                                       $   10,079      $  -
                                                       ==========      =======



















                                     5 of 17

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)








NOTE 1 -   PREPARATION OF UNAUDITED FINANCIAL STATEMENTS.


               William Greenberg Jr. Desserts and Cafes, Inc. (the "Company") was incorporated in the State of New York on November 12, 1993 as CIP, Inc. On August 23, 1994, its name was changed to Desserts and Cafes, Inc., and in August 1995 its name was changed to William Greenberg Jr. Desserts and Cafes, Inc. Since its inception through July 10, 1995, the Company was a development stage company and did not generate any revenues and did not carry on any significant operations.
          Management's efforts were directed toward the development and implementation of a plan to generate sufficient revenues in the bakery industry to cover all of its present and future costs and expenses.
          On July 10, 1995, the Company acquired the net operating assets of Greenberg Dessert Associates Limited Partnership ("Greenberg's-L.P.") at which time the Company commenced operations and ceased being a development stage enterprise. The deficit accumulated during the development stage aggregated $100,112.


               In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the six and three month periods ended June 30, 1996 and 1995 and of cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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






























                                     6 of 17

NOTE 2 -  ACQUISITION OF GREENBERG DESSERT ASSOCIATES LIMITED PARTNERSHIP.


               On June 2, 1995, the Company entered into an agreement to purchase the operating assets (net of $155,700 in assumed liabil-ities), properties and rights of Greenberg's-L.P. for $2,000,000, consisting of $1,967,300 in cash and a promissory note in the amount of $32,700 (the "Acquisition"). The Acquisition, which was consum-mated on July 10, 1995, was accounted for as a purchase. The excess of the purchase price over the value of the net assets acquired was recorded as goodwill. In addition, the Company incurred legal fees of $26,000, which related to the Acquisition.

               Assuming the operating assets of Greenberg's-L.P. had been acquired at January 1, 1995, the results of operations on a proforma basis for the six and three months ended June 30, 1995 would have been as follows:


                                            For the Six      For the Three
                                           Months Ended       Months Ended
                                           June 30, 1995     June 30, 1995
                                           -------------     -------------

          Net sales                          $1,426,824          $741,252
                                             ----------          --------

          Cost of sales                         896,078           455,967
          Selling, general and
            administrative expenses             862,416           344,465
          Depreciation and
            amortization expenses                84,667            71,598
                                             ----------          --------
                                              1,843,161           872,030
                                             ----------          --------

          Loss from operations              (   416,337)        ( 130,778)

          Interest expense                  (   145,000)        ( 140,930)
                                             ----------          --------

          Net loss                          ($  561,337)        ($271,708)
                                             ==========          ========



NOTE 3 -  PROPERTY AND EQUIPMENT.

                 Property and equipment at June 30, 1996 consist of:

                   Furniture and fixtures                $  105,550
                   Equipment                                605,580
                   Leasehold improvements                 1,109,681
                   Construction in progress                  74,477
                                                         ----------
                                                          1,895,288
                   Less:  Accumulated depreciation
                            and amortization                 81,620
                                                         ----------

                                                         $1,813,668
                                                         ==========









                                     7 of 17

NOTE 4 -  SEGMENT INFORMATION.


                The Company's operations are classified into two segments, retail and wholesale. The following is a summary of segmented in-formation as of June 30, 1996 and for the six and three month periods ended June 30, 1996 (actual) and 1995 (on a proforma basis which reflects the purchase of the business of Greenberg's-L.P. as if it had occurred on January 1, 1995):



                                   For the Six              For the Three
                                  Months Ended               Months Ended
                                     June 30,                  June 30,
                               -------------------       -------------------
                                1996          1995         1996         1995
                             ----------    ----------    --------     --------
                             (Actual)      (Proforma)    (Actual)    (Proforma)

Operating data:
  Net sales:
    Retail                   $1,219,425    $1,006,902    $644,459     $508,121
    Wholesale                   553,141       419,922     302,317      233,131
                             ----------    ----------    --------     --------
Total operating data          1,772,566     1,426,824     946,776      741,252
                             ----------    ----------    --------     --------

Loss from operations:
  Retail                    (   702,791)  (   335,640)  ( 328,992)   ( 119,791)
  Wholesale                 (   467,309)  (    80,697)  ( 260,925)   (  10,987)
                             ----------    ----------    --------     --------
Total loss from operations  ( 1,170,100)  (   416,337)  ( 589,917)   ( 130,778)
                             ----------    ----------    --------     --------

Less:  General corporate
         income (expense)        36,424   (   145,000)      7,340    ( 140,930)
                             ----------    ----------    --------     --------

Net loss                    ($1,133,676)  ($  561,337)  ($582,577)   ($271,708)
                             ==========    ==========    ========     ========



                        Balance sheet data:

                                                           As of
                                                         June 30,
                                                           1996
                                                        ----------

                          Identifiable assets:
                            Retail                       $1,185,194
                            Wholesale                     1,184,333
                                                         ----------
                                                          2,369,527
                            General corporate assets      1,588,473
                                                         ----------

                          Total assets                   $3,958,000
                                                         ==========



























                                     8 of 17

NOTE 5 -  STOCKHOLDERS' EQUITY.

         (a) Per Share Data:

                Net loss per share for the six and three months ended June 30, 1996 was computed by the weighted average number of shares outstanding during the period and the assumed conversion of a warrant issued in connection with the financing for the Acquisition into 163,404 shares of common stock.

                Net loss per share for the six and three months ended June 30, 1995 was computed by the weighted average number of shares outstanding during the period.


         (b) Stock Options:

                On January 13, 1996, stock options to purchase up to 20,000 shares of the Company's common stock were issued to a consultant, subject to stockholder approval, and are exercisable at $5.50 per share for a two year period as follows:

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



NOTE 6 - CONSULTING AGREEMENT.

                On January 13, 1996, the Company entered into a consulting agreement with an unrelated party to provide financial public rela-tions services for a period of two years at a monthly fee of $2,500 and, subject to stockholder approval, an option to purchase 20,000 shares of the Company's common stock (see Note 5). The agreement may be terminated by either party thereto upon thirty days notice prior to the expiration of the first six months of the agreement.




















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


         (b)  Results of Operations:

                Historical:


                The Company from its inception on November 12, 1993 through July 10, 1995 was in the development stage and did not carry on any significant operations nor generate any revenues. Management's efforts were directed toward the development and implementation of a plan to generate sufficient revenues in the baking industry to cover all of its costs and expenses. During the six and three months ended June 30, 1995, the Company incurred costs and expenses of $22,000 and $20,000, respectively, in implementing its plan. $17,500 of these costs were paid to a consultant who became the Company's President in July 1995. The Company did not generate any revenues until July 10, 1995 when it acquired the net operating assets of Greenberg's-L.P. The Company's revenues aggregated $1,773,000 and $947,000 for the six and three months ended June 30, 1996, respectively. Management believes that its revenues during the three period ended March 31, 1996 were adversely affected by the severe winter storms which affected the New York City area during the period. The cost of goods sold were $1,278,000 and $673,000 during the six and three month periods and selling, general and administrative expenses were $1,664,000 and $864,000 (93.9% and 91.3% of sales), respectively.


                For the six and three months ended June 30, 1996, the Company had interest income of $36,000 and $7,000, respectively, which arose from investing a portion of the net proceeds it received upon the consummation of the initial public offering in highly liquid cash equivalents.

                As a result, the net loss for the six and three months ended June 30, 1996 was $1,134,000 and $583,000, respectively.




















                                    10 of 17

                Insofar as the Company had no revenues prior to the Acquisition in July 1995, management is of the opinion that a discussion of the results of operations of the Company (and Greenberg's-L.P.) on a historical versus a proforma basis would be more informative than a comparative discussion of the Company on a historical basis. Therefore, management's discussion of the Company's results of operations for the six and three months ended June 30, 1996 as compared with the six and three months ended June 30, 1995 are based on the historical and proforma segmental information found below and the proforma presentation reflects the purchase of Greenberg's-L.P. as if it had occurred on Januray 1, 1995.


         (c)  Proforma:

                Retail Segment:

                The retail segment presently consists of five retail stores located in Manhattan, New York including its cafe located in Macy's Herald Square. All baking is done at the Company's bakery which is located on West 47th Street, New York, New York. From this location, baked goods are supplied to retail stores as well as to wholesale customers.

                The results of the retail segment for the six and three months ended June 30, 1995 is presented on a proforma basis and reflects the Acquisition as if it has occurred on January 1, 1995.


                                    For the Six Months Ended                               Percentage
                                            June 30,                                       Change (as
                       ---------------------------------------------------
                           1996           %           1995           %         Change     a % of Sales)
                        ----------      ------     ----------      ------     --------    -------------

Net sales               $1,219,000      100.0%    $1,007,000       100.0%     $212,000           - %
Cost of sales              801,000       65.7        600,000        59.6       201,000          6.1
                        ----------      -----     ----------       -----      --------         ----

Gross profit               418,000       34.3        407,000        40.4        11,000        ( 6.1)

Selling, general and
  administrative         1,059,000       86.9        683,000        67.8       376,000         19.1

Depreciation and
  amortization              62,000        5.1         60,000         6.0         2,000        (  .9)
                        ----------      -----     ----------       -----      --------         ----

Loss from operations   ($  703,000)    ( 57.7%)  ($  336,000)     ( 33.4%)   ($367,000)       (24.3%)
                        ==========      ======    ==========       ======     ========         =====


                                  For the Three Months Ended                               Percentage
                                            June 30,                                       Change (as
                       ---------------------------------------------------
                           1996           %           1995           %         Change     a % of Sales)
                        ----------      ------     ----------      ------     --------    -------------

Net sales                 $644,000      100.0%      $508,000       100.0%     $136,000           - %
Cost of sales              420,000       65.2        304,000        59.8       116,000          5.4
                        ----------      -----     ----------       -----      --------         ----

Gross profit               224,000       34.8        204,000        40.2        20,000        ( 5.4)

Selling, general and
  administrative           521,000       80.9        270,000        53.1       251,000         27.8

Depreciation and
  amortization              32,000        5.0         55,000        10.8      ( 23,000)       ( 5.8)
                        ----------      -----     ----------       -----      --------         ----

Loss from operations   ($  329,000)    ( 51.1%)  ($  121,000)     ( 23.7%)   ($208,000)       (27.4%)
                        ==========      ======    ==========       ======     ========         =====


                The 21.1% and 26.8% increases in net sales for the six and three month periods ended June 30, 1996, respectively, as compared to the same periods in 1995 was primarily due to the opening of a cafe at Macy's Herald Square in November 1995 and a general increase in same store sales. Management believes that its net sales for the six months ended June 30, 1996 were adversely affected by the severe winter storms which affected the New York City area during the period.


                                     11 of 17

                Retail Segment:  (Continued)


                The increase in cost of sales as a percentage of sales for the six and three months ended June 30, 1996 as compared to the same periods in 1995 is attributable to (i) an increase in baking personnel and labor rates, (ii) increased costs in the development of new baked products, and (iii) increases in the cost of ingredients and packaging materials. The Company was unable to pass most of these increased costs on to its customers.


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

                Selling, general and administrative expenses of the retail segment consist of (i) expenses incurred in each of the five retail stores and (ii) expenses allocated from the Company's centralized operating facility which are based primarily on sales volume. Selling, general and administrative expenses of the retail segment for the six and three months ended June 30, 1996 increased by $376,000 (55.1%) and $251,000 (93.0%), respectively, over the same periods in 1995. The increase in selling, general and administrative expenses during the six and three months ended June 30, 1996 as compared to the same periods in 1995 was primarily the result of (i) salaries paid to sales personnel in its Cafe in Macy's Herald Square, (ii) the allocation to the retail segment of salaries of additional management and administrative personnel, and (iii) increased compensation paid to prior management personnel pursuant to consulting agreements entered into by the Company upon consummation of the Acquisition in July 1995.


                The increase in depreciation and amortization for the six and three months 1996 as compared with the same periods in 1995 is attri-butable to depreciation on the Macy's Herald Square Cafe as well as on the write up of the assets purchased from Greenberg's-L.P. to appraised values and amortization of goodwill during 1995.


                The increase in the net loss for the six and three months of 1996 as compared with the same periods in 1995 is primarily attributed to the increases in the cost of products sold and additional compensation paid to officers and managerial personnel under their respective employment and consulting agreements entered into after the first six months of 1995.











                                    12 of 17

         (d)  Wholesale Segment:

                The results of the wholesale segment for the six and three months ended June 30, 1995 is presented on a proforma basis and reflects the Acquisition as if it had occurred on January 1, 1995:

                                    For the Six Months Ended                               Percentage
                                             June 30,                                      Change (as
                               -----------------------------------
                           1996           %           1995           %         Change     a % of Sales)
                         --------       ------      --------       ------     --------    -------------
Net sales                 $553,000      100.0%      $420,000       100.0%     $133,000           - %
Cost of sales              451,000       81.6        296,000        70.5       155,000         11.1
                          --------      -----       --------       -----      --------         ----

Gross profit               102,000       18.4        124,000        29.5    (  22,000)        (11.1)

Selling, general and
  administrative           543,000       98.2        180,000        42.9       363,000         55.3

Depreciation and
  amortization              26,000        4.6         25,000         5.9         1,000        ( 1.3)
                          --------      -----       --------       -----      --------         ----

Loss from operations     ($467,000)    ( 84.4%)    ($ 81,000)     ( 19.3%)   ($386,000)       (65.1%)
                          ========      ======      ========       ======     ========         =====


                                    For the Three Months Ended                             Percentage
                                             June 30,                                      Change (as
                               -----------------------------------
                           1996           %           1995           %         Change     a % of Sales)
                         --------       ------      --------       ------     --------    -------------
Net sales                 $302,000      100.0%      $233,000       100.0%     $ 69,000           - %
Cost of sales              240,000       79.5        152,000        65.2        88,000         14.3
                          --------      -----       --------       -----      --------         ----

Gross profit                62,000       20.5         81,000        34.8    (  19,000)        (14.3)

Selling, general and
  administrative           310,000      102.6         72,000        30.9       238,000         71.7

Depreciation and
  amortization              13,000        4.3         20,000         8.6        (7,000)       ( 4.3)
                          --------      -----       --------       -----      --------         ----

Loss from operations     ($261,000)    ( 86.4%)    ($ 11,000)     (  4.7%)   ($250,000)       (81.7%)
                          ========      ======      ========       ======     ========         =====


                The Company, through its institutional/wholesale segment, distributes pastries, cakes, pies and other desserts to hotels, country clubs, gourmet markets, restaurants, food shops and corporate dining facilities. All products are baked at the Company's baking facility located in N.Y.C.

                The 31.7% and 29.6% increases in the wholesale segment's net sales for the six and three months ended June 30, 1996 as compared to the same periods in 1995 are attributable to the increase in shipments to two nationwide restaurant chains.

                Cost of sales as a percentage of sales increased by 11.1% and 14.3% during the six and three months ended June 30, 1996, respectively, as compared to the same periods in 1995. Such increase was attributable to increases in both baking personnel and wage rates, an increase in the cost of developing new baked products, and increases in the cost of ingredients and packaging materials. Most of these cost increases could not be passed on to the Company's customers.

                Selling, general and administrative expenses of the wholesale segment for the six and three months ended June 30, 1996 increased by $363,000 (201.7%) and $238,000 (330.6%), respectively, over the same periods in 1995. Such increases were primarily the result of an allocation to the wholesale segment of the salaries of additional management and administrative personnel, as well as increased compensation paid to prior management personnel. The additional management personnel and the additional compensation paid to personnel were the result of the various employment and consulting agreements entered into by the Company after the first quarter of 1995.



                                    13 of 17

                The increase in depreciation and amortization for the six and three months of 1996 as compared with the same periods in 1995 is attributable to depreciation on newly acquired property asset additions and the write up of property assets purchased from Greenberg's-L.P. to appraised values and amortization of goodwill in connection with the Acquisition.

                The increase in the net loss for the six and three months of 1996 as compared with the same periods in 1995 is primarily attributed to lower margins caused by increases in ingredients, baking salaries and new products coupled with additional compensation paid to officers and managerial personnel under their respective employment and consulting agreements entered into by the Company in connection with the Acquisition of the business of Greenberg's-L.P. and the Company's initial public offering.


         (e)  Plan of Operations:

                In connection with the Acquisition, the Company in July 1995 implemented a business strategy designed to increase the retail, institutional/wholesale and mail order operations of its business. The Company's growth strategy is comprised of the following:

           (1)  Retail:


                The Company intends to open additional retail facilities in the North and Southeastern United States. These cafes and kiosks will offer a broad selection of what the Company believes are premium quality baked goods and desserts as well as sandwiches, soups and salads, espresso, cappuccino and specialty coffees and teas. Since July 1995, the Company opened its first cafe at Macy's Herald Square in November 1995 and on May 1, 1996 opened its second cafe on Broadway and 8th Street in New York City.

                The Company has reached a tentative agreement with Macy's East, a division of Federated Department Stores, Inc., concerning the placement of an aggregate of seven carts and kiosks in Macy's stores in New York and New Jersey. The Company anticipates that the cart and kiosk locations will be finalized in August 1996 and installation will occur in September and October 1996. The installation of these carts and kiosks in Macy's stores is subject to a number of conditions and approvals, including the final approval of R.H. Macy's Inc.


           (2)  Institutional/Wholesale:

                The Company plans to increase its penetration in the institu-tional/wholesale food market by increasing its marketing efforts to restaurants, hotels and corporate dining facilities and by offering its products to supermarkets in New Jersey, New York, Florida and other states and offering its products through specialty food retailers and mail order catalogue businesses.


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

                For the six months ended June 30, 1996, the Company incurred an aggregate of approximately $381,000 in capital expendi-tures of which $128,000 relates to its cafe at Eighth Street and Broadway which opened on May 1, 1996 and its proposed cafe at 6th Avenue and 10th Street, $54,000 was used on its four kiosks which were completed during April 1996 and $65,000 was used for computer hardware and software.




         (f)  Liquidity and Capital Resources:

                At June 30, 1996, the Company had working capital of approxi-mately $537,000 as compared to working capital of $2,133,000 at December 31, 1995, a decrease of $1,596,000. During the six months ended June 30, 1996, working capital was used by the Company for the acquisition of $381,000 in property assets and to fund the operating loss incurred during the first six months of 1996. Since its inception, the Company's primarily source of working capital has been the proceeds received from the issuance of its common stock and notes.

                In June 1995, the Company issued 180,000 shares of common stock to unrelated parties for $600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the Acquisition of Greenberg's-L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During October 1995, the Company received net proceeds of $4,919,586 from the sale of 1,150,000 shares of its common stock in an initial offering to the public. Of the net proceeds received from the initial public offering, $2,125,000 was used to repay the InterEquity debt including interest. In addition to the repayment of the InterEquity debt, the Company intends to use the net proceeds to fund its planned expansion strategy and for general corporate purposes, including working capital.







                                    15 of 17

         (f)  Liquidity and Capital Resources:  (Continued)

                In October 1995, InterEquity converted a $1,000 convertible note into a six-year warrant to purchase 6% of the Company's issued and outstanding capital stock on a fully diluted basis at the time of exercise. Pursuant to the warrant, the Company granted InterEquity an option to put those shares acquired by InterEquity upon exercise of the warrant to the Company at any time during the period from July 10, 2000 through July 31, 2005 if the shares of common stock have not been listed or admitted to trade on a national securities exchange and/or are not quoted on an automated quotation system at the time at a price equal to a multiple of earnings as defined in the loan agreement between the parties or a price established by independent appraisal. Pursuant to the terms of the loan agreement, the Company has also granted InterEquity unlimited "piggyback" registration rights upon exercise of the warrant.

                In connection with the Company's initial public offering, the Company and its directors, officers and principal share-holders agreed with the managing underwriter of its initial public offering (the "Representative") not to, directly or indirectly, register, issue, offer, sell, offer to sell, contract to sell, hypothecate, pledge or otherwise dispose of any shares of common stock, or any securities convertible into or exercisable or exchangeable for shares of common stock, for a period of one year from October 12, 1995, without the prior written consent of the Representative.

                The Company's management believes that the proceeds from its initial public offering together with the projected cash flows from operations, if any, will be sufficient to fund operations, including its planned expansion, for at least the next five months. However, there can be no assurance that the Company will not be required to raise additional capital for its growth strategy prior to such date. The Company is currently discussing certain business transactions, including financing transactions with third parties, to increase its working capital and strengthen its financial condition. Although the Company has previously been successful in obtaining sufficient cash and capital funds through issuances of common stock and promissory notes, there can be no assurance that the Company will be able to do so in the future. In addition, there can be no assurance that the Company will be able to consummate any other business transaction to increase its working capital and strengthen its financial condition.

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




                              WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.







Date: August 19, 1996                       /s/ Maria Marfuggi
                           ---------------------------------------------------
                                           Chairman of the Board,
                                    Chief Executive Officer and Secretary
                                      (Principal Financial Officer and
                                       Officer duly authorized to sign
                                        on behalf of the Registrant)

































                                    17 of 17