Form 10QSB
period 1996-09-30
WILLIAM GREENBERG JR DESSERTS & CAFES INC
filed 1996-11-19
CIK 949721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                Yes   X     No
                                     ---         ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 13, 1996, there were 2,596,500 shares of common stock, par value $.001 per share, outstanding.

                  WILLIAM GREENBERG JR. DESSERT AND CAFES, INC.

                      SECOND QUARTER REPORT ON FORM 10Q-QSB


                                TABLE OF CONTENTS

                                                                        Page No.



PART I. FINANCIAL INFORMATION



           Item 1.  Financial Statements (Unaudited) ....................      3



           Item 2.  Management's Discussion and Analysis of
                      Financial Condition or Plan of Operation ..........     11


                                     2 of 19

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                                 BALANCE SHEETS
                                   (Unaudited)


                                   A S S E T S
                                   -----------

                                                   September 30,    December 31,
                                                       1996             1995
                                                   -------------    ------------

Current assets:
  Cash and cash equivalents                         $  365,494       $2,169,999
  Accounts receivable, net of allowance
    for doubtful accounts of $18,500                   138,269          222,623
  Inventory                                            157,275           91,631
  Prepaid expenses and other current assets            143,122          100,532
                                                    ----------       ----------
        Total current assets                           804,160        2,584,785
                                                    ----------       ----------

Property and equipment, at cost, less
  accumulated depreciation and amortization
  of $158,727 and $37,702, respectively              1,733,035        1,477,062
                                                    ----------       ----------

Other assets:
  Deferred charges                                     137,305             -
  Covenant not to compete                               93,750          112,500
  Goodwill                                             856,350          903,060
  Security deposits                                    113,080           77,772
                                                    ----------       ----------
        Total other assets                           1,200,485        1,093,332
                                                    ----------       ----------

                                                    $3,737,680       $5,155,179
                                                    ==========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable                                  $  672,522       $  387,630
  Accrued expenses and other current liabilities       130,178           64,240
                                                    ----------       ----------
        Total current liabilities                      802,700          451,870
                                                    ----------       ----------

Deferred rent                                           60,253           23,207
                                                    ----------       ----------

Commitments and contingencies                             -                -

Stockholders' equity:
  Preferred stock - $.001 par value
    Authorized - 2,000,000 shares
    Issued     - none
  Common stock - $.001 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 2,560,000 shares            2,560            2,560
  Additional paid-in capital                         6,597,342        6,597,342
  Accumulated deficit                              ( 3,725,175)     ( 1,919,800)
                                                    ----------       ----------
        Total stockholders' equity                   2,874,727        4,680,102
                                                    ----------       ----------

                                                    $3,737,680       $5,155,179
                                                    ==========       ==========


                                     3 of 19

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                       For the Nine              For the Three
                                       Months Ended              Months Ended
                                       September 30,             September 30,
                                    1996         1995          1996         1995
                                 -----------------------    -----------------------
Net sales                        $2,688,886   $  595,488    $  916,320   $  595,488
                                 ----------   ----------    ----------   ----------

Cost and expenses:
  Cost of sales                   1,969,906      358,474       691,454      358,474
  Selling and administrative
    expenses                      2,560,867      502,115       896,528      460,582
                                 ----------   ----------    ----------   ----------
Total cost and expenses           4,530,773      860,589     1,587,982      819,056
                                 ----------   ----------    ----------   ----------

Loss from operations            ( 1,841,887) (   265,101)  (   671,662) (   223,568)

Other income (expense):
  Interest income (expense)          36,512  (    65,226)           88  (    65,226)
                                 ----------   ----------    ----------   ----------

Net loss                        ( 1,805,375) (   330,327)  (   671,574) (   288,794)

Accumulated deficit at
  beginning of period           ( 1,919,800) (    58,579)  ( 3,053,601) (   100,112)
                                 ----------   ----------    ----------   ----------

Accumulated deficit at
  end of period                 ($3,725,175) ($  388,906)  ($3,725,175) ($  388,906)
                                 ==========   ==========    ==========   ==========


Net loss per common share          ($.66)       ($.21)        ($.25)       ($.18)
                                 ==========   ==========    ==========   ==========


Weighted average number of
  common shares outstanding       2,723,404    1,573,404     2,723,404    1,573,404
                                 ==========   ==========    ==========   ==========


                                     4 of 19

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Nine
                                                                 Months Ended
                                                                 September 30,
                                                           ------------------------
                                                              1996          1995
                                                           ----------    ----------
Cash flows from operating activities:
  Net loss                                                ($1,805,375)  ($  330,327)
                                                          -----------   -----------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                             186,485        39,229
    Deferred rent                                              37,046          -
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                      84,354   (   111,192)
      Inventory                                           (    65,644)  (    40,000)
      Prepaid expenses and other current assets           (    42,590)  (    78,498)
      Security deposits                                   (    35,308)         -
      Deferred charges                                    (   137,305)  (    22,799)
      Accounts payable and other current liabilities          350,830       297,904
                                                          -----------   -----------
  Total adjustments                                           377,868        84,644
                                                          -----------   -----------

Net cash used in operating activities                     ( 1,427,507)  (   245,683)
                                                          -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of common stock                             -          800,000
  Capital expenditures                                    (   376,998)  (   126,443)
  Deposit on purchase of Greenberg's
    Desserts Associates, L.P.                                    -      ( 2,229,200)
                                                          -----------   -----------
Net cash used in investing activities                     (   376,998)  ( 1,555,643)
                                                          -----------   -----------

Cash flows from financing activities:
  Payment of deferred offering costs                             -      (   136,847)
  Payment of deferred finance costs                              -      (    54,200)
  Increase in amounts due to officer/stockholder                 -           54,933
  Proceeds from loans payable                                    -        2,000,000
                                                          -----------   -----------
Net cash provided by financing activities                        -        1,863,886
                                                          -----------   -----------

Net increase (decrease) in cash and cash equivalents      ( 1,804,505)       62,560

Cash and cash equivalents at beginning of period            2,169,999          -
                                                          -----------   -----------

Cash and cash equivalents at end of period                $   365,494   $    62,560
                                                          ===========   ===========


Supplemental Information:

  Cash payments for the period:

    Interest expense                                      $      -      $      -
                                                          ===========   ===========

    Income taxes                                          $    10,079   $      -
                                                          ===========   ===========


                                     5 of 19

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

NOTE 1 -  PREPARATION OF UNAUDITED FINANCIAL STATEMENTS.

               William Greenberg Jr. Desserts and Cafes, Inc. (the "Company") was incorporated in the State of New York on November 12, 1993 as CIP, Inc. On August 23, 1994, its name was changed to Desserts and Cafes, Inc. and in August 1995, its name was changed to William Greenberg Jr. Desserts and Cafes, Inc. From November 1993 through July 1995, the Company was a development stage company and did not generate any revenues and did not carry on any significant operations. Management's efforts were directed toward the development and implementation of a plan to generate sufficient revenues in the bakery industry to cover all of its present and future costs and expenses. On July 10, 1995, the Company acquired the net operating assets of Greenberg Dessert Associates Limited Partnership ("Greenberg's-L.P.") at which time the Company commenced operations and ceased being a development stage enterprise. The deficit accumulated by the Company during the development stage aggregated $100,112.

               In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the nine and three month periods ended September 30, 1996 and 1995 and the cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations of the Company which may be expected for any other interim period or for the full year.

               These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1995 appearing in its Annual Report on Form 10-KSB for the year then ended.


                                     6 of 19

NOTE 2 -  ACQUISITION OF GREENBERG DESSERT ASSOCIATES LIMITED PARTNERSHIP.

               On June 2, 1995, the Company entered into an agreement to purchase the operating assets (net of $155,700 in assumed liabilities), properties and rights of Greenberg's-L.P. for $2,000,000, consisting of $1,967,300 in cash and a promissory note in the amount of $32,700 ("the Acquisition"). The Acquisition, which was consummated on July 10, 1995, was accounted for as a purchase. The excess of the purchase price over the value of the net assets acquired was recorded as goodwill. In addition, the Company incurred legal fees of $26,000, which related to the Acquisition. Assuming the operating assets of Greenberg's-L.P. been acquired at January 1, 1995, the results of operations on a proforma basis for the nine months ended September 30, 1995 would have been as follows:

                                               For the Nine     For the Three
                                               Months Ended      Months Ended
                                               September 30,    September 30,
                                                   1996             1995
                                               -------------    -------------

          Net sales                             $2,080,312         $653,488
                                                ----------         --------

          Cost of sales                          1,291,552          395,474
          Selling, general and
            administrative expenses              1,089,991          455,575
          Depreciation and
            amortization expenses                   65,174           39,007
                                                ----------         --------
                                                 2,446,717          890,056
                                                ----------         --------

          Loss from operations                 (   366,405)       ( 236,568)

          Interest expense                     (    73,365)       (  65,226)
                                                ----------         --------

          Net loss                             ($  439,770)       ($301,794)
                                                ==========         ========



NOTE 3 -  PROPERTY AND EQUIPMENT.

                 Property and equipment at September 30, 1996 consist of:

                   Furniture and fixtures                 $  105,550
                   Equipment                                 615,581
                   Leasehold improvements                  1,109,703
                   Construction in progress                   60,928
                                                          ----------
                                                           1,891,762
                   Less:  Accumulated depreciation
                            and amortization                 158,727
                                                          ----------

                                                          $1,733,035
                                                          ==========


                                     7 of 19

NOTE 4 -  SEGMENT INFORMATION.

               The Company's operations are classified into two segments, retail and wholesale. The following is a summary of segmented information as of September 30, 1996 and for the nine and three month periods then ended (actual) and 1995 (proforma basis which reflects the purchase of the business of Greenberg's-L.P. as if it had occurred on January 1,
          1994):


                                    For the Nine             For the Three
                                    Months Ended             Months Ended
                                    September 30,            September 30,
                              -----------------------    -------------------
                                 1996         1995         1996       1995
                              ----------   ----------    --------   --------
                               (Actual)    (Proforma)    (Actual)  (Proforma)

Operating data:
  Net sales:
    Retail                    $1,855,000   $1,433,000    $636,000   $426,000
    Wholesale                    834,000      647,000     280,000    227,000
                              ----------   ----------    --------   --------
Total operating data           2,689,000    2,080,000     916,000    653,000
                              ----------   ----------    --------   --------

Loss from operations:
  Retail                     ( 1,156,000) (   509,000)  ( 453,000) ( 163,000)
  Wholesale                  (   686,000) (   154,000)  ( 219,000) (  74,000)
                              ----------   ----------    --------   --------
Total loss from operations   ( 1,842,000) (   663,000)  ( 672,000) ( 237,000)
                              ----------   ----------    --------   --------

Less:  General corporate
         income (expense)         37,000  (   250,000)       -     ( 105,000)
                              ----------   ----------    --------   --------

Net loss                     ($1,805,000) ($  913,000)  ($672,000) ($342,000)
                              ==========   ==========    ========   ========


                 Balance sheet data:

                                                           As of
                                                       September 30,
                                                           1996
                                                       -------------

                   Identifiable assets:
                     Retail                             $1,101,000
                     Wholesale                           1,177,000
                                                        ----------
                                                         2,278,000
                     General corporate assets            1,460,000
                                                        ----------

                   Total assets                         $3,738,000
                                                        ==========


                                     8 of 19

NOTE 5 -  STOCKHOLDERS' EQUITY.

          (a) Per Share Data:

               Net loss per share for the nine and three months ended September 30, 1996 was computed by the weighted average number of shares outstanding during the period and the assumed conversion of a warrant issued in connection with the financing for the Acquisition into 163,404 shares of common stock.

               Net loss per share for the nine and three months ended September 30, 1995 was computed by the weighted average number of shares outstanding during the period.

          (b) Stock Options:

            (i) On January 13, 1996, stock options to purchase up to 20,000 shares of the Company's common stock were issued to a consultant and are exercisable at $5.50 per share for a two year period as follows:

               (a) Options to purchase 5,000 shares of the Company's common stock are immediately exercisable.

               (b) Options to purchase the additional 15,000 shares of the Company's common stock are exercisable in increments of 5,000 shares at such time as the closing price of the Company's common stock as reported by Nasdaq is $7.50, $9.00 and $10.50 per share, respectively.

           (ii) In July 1996, the Company issued a option to a consultant to purchase 50,000 shares of its common stock in exchange for, among other things, services rendered by the consultant. The exercise price of the option ($2.00 per share) was in excess of the fair market value of the common stock at the date of grant. The option expires on January 5, 1998; and, as of September 30, 1996, the consultant is entitled to exercise the option with respect to 25,000 shares.

          (c) Common Stock:

            (i) In March 1996, the Company's former Chairman Willa Rose
          Abramson pledged 400,000 common shares of the Company (representing 15.6% of the Company's then issued and outstanding common shares) to a third party as collateral for a loan made to her spouse. The loan matures in March 1997. Effective April 15, 1996, Ms. Abramson resigned as a member of the Board of Directors and from the offices of Chairman of the Board, Chief Financial Officer and Secretary and pursuant to the terms of an agreement between the Company and Ms. Abramson, the Company has agreed to continue to pay Ms. Abramson her salary and benefits at their current levels for a period of up to 16 months.

           (ii) Subsequent to September 30, 1996, the Company issued an aggregate of 71,500 shares of its common stock to five entities in satisfaction of indebtedness owed to them for consulting, legal and employment services rendered.


                                     9 of 19

NOTE 6 -  CONSULTING AGREEMENT.

               The Company entered into a consulting agreements with unrelated parties to provide accounting, financial and public relations services. One agreement is for a period of two years at a monthly fee of $2,500 and, subject to stockholder approval, an option to purchase 20,000 shares of the Company's common stock (see Note 5). The agreement may be terminated by either party thereto upon thirty days notice prior to the expiration of the first six months of the agreement.

               The other agreement is for financial services rendered in connection with, among other things, the proposed acquisition of a bakery (see Note 8). The consultant's compensation is an option to acquire 50,000 shares of the Company's common stock at $2.00 per share.

NOTE 7 -  CERTAIN TRANSACTIONS.

               In August 1996, the Company's Chairman and President, along with three employees and consultants of the Company, each agreed to defer receipt of up to 50% of their compensation due to them pursuant to their respective employment on consulting agreements through December 31, 1996. Commencing in January 1997, these individuals will receive the compensation due to them pursuant to such agreements and the deferred compensation will be fully paid to them during 1997. One of these consultants in November 1996 was issued 10,000 shares of the Company's common stock as payment for the amount of compensation which she had agreed to defer.

NOTE 8 -  SUBSEQUENT EVENTS.

          (a) In October and November 1996, the Company filed two registration statements with the Securities and Exchange Commission to register the shares issued to certain consultants and employees in satisfaction of liabilities owed to them.

          (b) On October 24, 1996, the Company entered into a letter of intent with Mr. Philip Grabow in connection with the acquisition of all of the outstanding stock of J.M. Specialties, Inc. ("JMS"), for an aggregate purchase price of approximately $3.0 million, which is expected to consist of $1,000,000 in cash, 450,000 shares of the Company's common stock and 300,000 common stock purchase warrants with an exercise price of $2.75 per share. JMS, doing business under the name of Batter Bake, is engaged in the business of manufacturing, selling and distributing a line of batter and frozen finished cakes, brownies and muffins from its Parsippany, New Jersey facility. The letter of intent will terminate if definitive agreements evidencing the proposed transaction have not been executed and delivered by the parties on or before November 30, 1996.

          (c) The Company is currently in discussions with third parties to finance the construction of three free-standing stores as well as ten in-store locations at Macy's department stores. The proposed construction and ensuing operations are expected to cost a total of approximately $1,240,000 with one half of this amount expected to be directed towards the free standing stores and the other half expected to be spent on the completion of the Macy's in-store locations. The Company has hired Goodfellow Financial Group, Inc. to serve as financial consultant (the "Consultant") in obtaining the proposed financing. In addition to a retainer of $7,500, the Consultant will receive an amount equal to 5% of all funds secured on behalf of the Company, and will be entitled to receive 50,000 common stock purchase warrants with an exercise price of $2.50 per share upon raising a minimum amount of $620,000.


                                    10 of 19

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION OR PLAN OF OPERATION

          (a)  General:

               The Company was incorporated in November 1993 and was in the development stage through July 1995. From April 1994 through June 1995, the Company assembled its core management, raised approximately $600,000 from equity financing, and negotiated a definitive agreement to purchase the operating assets and business of Greenberg's-L.P. In July 1995, the Company completed the Acquisition for a purchase price of $1,967,300 in cash and a promissory note for $32,700. In connection with the Acquisition, the Company obtained a $2,000,000 term loan and applied a portion of the net proceeds from its initial public offering, consummated in October 1995, the pay in full the principal and accrued interest under the term loan. The Acquisition was accounted for as a purchase and the excess of the purchase price over the value of the net assets acquired was recorded as goodwill.

               Additionally, to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $3,000,000 which can be used to reduce the tax on income up to that amount through the year 2010.

          (b)  Results of Operations:

               Historical:

               The Company from its inception on November 12, 1993 through July 10, 1995 was in the development stage and did not carry on any significant operations nor generate any revenues. Management's efforts were directed toward the development and implementation of a plan to generate sufficient revenues in the baking industry to cover all of its costs and expenses. During the nine and three months ended September 30, 1995, the Company incurred costs and expenses of $22,000 in implementing its plan. $17,500 of these costs were paid to a consultant who became the Company's president in 1995. The Company did not generate any revenues until July 10, 1995 when it acquired operating assets of Greenberg's-L.P. The Company's revenues aggregated $2,689,000 for the nine months ended September 30, 1996. The cost of goods sold were $1,970,000 for the period and selling, general and administrative expenses were $2,561,000.

               For the nine and three months ended September 30, 1996, the Company had interest income of $37,000 and $-0-, respectively, which arose from investing a portion of the net proceeds it received upon the consummation of the initial public offering in highly liquid cash equivalents. Interest expenses for the nine months ended September 30, 1995 was paid on the $2,000,000 term loan which was repaid in October 1996.

               As a result, the net loss for the nine months ended September 30, 1996 was $1,805,000.


                                    11 of 19

               Insofar as the Company had no revenues prior to the Acquisition in July 1995, management is of the opinion that a discussion of the results of operations of the Company (and Greenberg's-L.P.) on a pro-forma basis would be more informative than a comparative discussion of the Company on a historical basis. Therefore, management's discussion of the Company's results of operations for the nine months ended September 30, 1996 as compared with the same period in 1995 are based on the pro-forma segmental information found below and reflects the purchase of Greenberg's-L.P. as if it had occurred as of the beginning of the periods presented.

          (c)  Proforma:

               Retail Segment:

               The retail segment presently consists of five retail stores located in Manhattan, New York including its cafe located in Macy's Herald Square. The Company's fifth retail store opened in Manhattan in May 1996. All baking is done at the Company's bakery which is located on West 47th Street, New York, New York. From this location, baked goods are supplied to retail stores as well as to wholesale customers.

               The results of the retail segment is presented a proforma basis and reflects the Acquisition as if it has occurred as of the beginning of the periods presented.

                             For the Nine Months Ended
                                    September 30,                         Percentage
                       --------------------------------------             Change (as
                          1996       %        1995       %      Change   a % of Sales)
                       ----------  ------  ----------  ------  --------  -------------
Net sales              $1,855,000  100.0%  $1,433,000  100.0%  $422,000        - %
Cost of sales           1,206,000   65.0      807,000   56.3    399,000       8.7
                       ----------  -----   ----------  -----   --------      ----

Gross profit              649,000   35.0      626,000   43.7     23,000     ( 8.7)

Selling, general and
  administrative        1,674,000   90.2      790,000   55.1    884,000      35.1

Depreciation and
  amortization            131,000    7.1       48,000    3.3     83,000     ( 3.8)
                       ----------  -----   ----------  -----   --------      ----

Loss from operations  ($1,156,000)( 62.3%)($  212,000)( 14.7%)($944,000)    (47.6%)
                       ==========  ======  ==========  ======  ========      =====


                                    12 of 19

                             For the Nine Months Ended
                                    September 30,                         Percentage
                       --------------------------------------             Change (as
                          1996       %        1995       %      Change   a % of Sales)
                       ----------  ------  ----------  ------  --------  -------------
Net sales               $636,000   100.0%  $426,000    100.0%  $210,000         - %
Cost of sales            405,000    63.7    206,000     48.3    199,000       15.4
                        --------   -----   --------    -----   --------      -----

Gross profit             231,000    36.3    220,000     51.7     11,000     ( 15.4)

Selling, general and
  administrative         615,000    96.7    107,000     25.1    508,000       71.6

Depreciation and
  amortization            69,000    10.8  (  12,000)  (  2.8)    81,000       13.6
                        --------   -----   --------    -----   --------      -----

Loss from operations   ($453,000) ( 71.2%) $125,000     29.4% $(578,000)     100.6%
                        ========   ======  ========    ====== ==========     ======


               The 29.4% and 49.3% increases in net sales during the nine and three months ended September 30, 1996, respectively, as compared to the same periods in 1995 were primarily due to the opening of two cafes; one in Macy's Herald Square in November 1995 and another in lower Manhattan in May 1996, and a general increase in same store sales.

               The increase in cost of sales as a percentage of sales for the nine and three months ended September 30, 1996 as compared to the same periods in 1995 is attributable to (i) an increase in baking personnel and labor rates, (ii) increased costs in the development of new baked products, and (iii) increases in the cost of ingredients and packaging materials. The Company was unable to pass most of these increased costs on to its customers.

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


                                    13 of 19

               Selling, general and administrative expenses of the retail segment consist of (i) expenses incurred in each of the five retail stores and (ii) expenses allocated from the Company's centralized operating facility which are based primarily on sales volume. The increase in selling, general and administrative expenses during the nine and three months ended September 30, 1996 as compared to the same period in 1995 was primarily the result of (i) salaries paid to sales personnel in its Cafe in Macy's Herald Square and its new retail store in lower Manhattan, (ii) the allocation to the retail segment of salaries of additional management and administrative personnel, and
          (iii) increased compensation paid to prior management personnel pursuant to consulting agreements entered into by the Company upon consummation of the Acquisition in July 1995.

               The increases in depreciation and amortization for the nine and three months ended September 30, 1996 as compared with the same periods in 1995 were attributable to depreciation on the Macy's Herald Square Cafe and the new retail store in lower Manhattan as well as on the write-up of assets purchased from Greenberg's-L.P. to appraised values and amortization of goodwill which started on the date of Acquisition.

               The increase in the net loss for the nine and three months of 1996 as compared with the same periods in 1995 is primarily attributed to increases in the cost of products sold and additional compensation paid to officers and managerial personnel under their respective employment and consulting agreements, which were entered into in the first six months of 1995.

          (d)  Wholesale Segment:

               The results of the wholesale segment is presented on a pro-forma basis and reflects the Acquisition as if it had occurred at the beginning of the periods presented:

                             For the Nine Months Ended
                                    September 30,                         Percentage
                       --------------------------------------             Change (as
                          1996       %        1995       %      Change   a % of Sales)
                       ----------  ------  ----------  ------  --------  -------------
Net sales              $834,000     100.0%   $648,000   100.0%   $186,000       - %
Cost of sales           710,000      85.1     485,000    74.8     225,000     10.3
                       --------     -----    --------   -----    --------     ----

Gross profit            124,000      14.9     163,000    25.2   (  39,000)  ( 10.3)

Selling, general and
  administrative        754,000      90.4     300,000    46.2     463,000     44.2

Depreciation and
  amortization           56,000       6.7      17,000     2.7      39,000    ( 4.0)
                       --------     -----    --------   -----    --------     ----

Loss from operations  ($686,000)   ( 82.2%) ($154,000) ( 23.7%)  $463,000    (58.5%)
                       ========     ======   ========   ======   ========     =====


                                    14 of 19

                             For the Nine Months Ended
                                    September 30,                         Percentage
                       --------------------------------------             Change (as
                          1996       %        1995       %      Change   a % of Sales)
                       ----------  ------  ----------  ------  --------  -------------
Net sales              $280,000    100.0%   $228,000    100.0%   $ 53,000       - %
Cost of sales           258,000     92.2     189,000     82.9      70,000      9.3
                       --------    -----    --------    -----    --------     ----

Gross profit             22,000      7.8      39,000     17.1   (  17,000)   ( 9.3)

Selling, general and
  administrative        211,000     75.1     120,000     52.6      91,000     22.5

Depreciation and
  amortization           30,000     10.6   (   8,000)  (  3.5)     38,000     14.1
                       --------    -----    --------    -----    --------     ----

Loss from operations  ($219,000)  ( 77.9%) ($ 73,000)  ( 32.0%) ($146,000)   (45.9%)
                       ========    ======   ========    ======   ========     =====


               The Company, through its institutional/wholesale segment, distributes pastries, cakes, pies and other desserts to its customers which include hotels, country clubs, gourmet markets, restaurants, food shops and its customers which include corporate dining facilities. All products are baked at the Company's baking facility located in N.Y.C.

               The 28.7% and 23.2% increases in the wholesale segment's net sales for the nine and three months ended September 30, 1996 as compared to the same periods in 1995 are attributable to the increase in shipments to two nationwide restaurant chains.

               Cost of sales as a percentage of sales increased by 10.3% and 9.3% for the nine and three months ended September 30, 1996, respectively, as compared to the same periods in 1995. Such increases were attributable to increases in both baking personnel and wage rates, an increase in the cost of developing new baked products, and increases in the cost of ingredients and packaging materials. Most of these cost increases could not be passed on to the Company's customers.

               Selling, general and administrative expenses of the wholesale segment for the nine and three months ended September 30, 1996 increased by $463,000 and $91,000, respectively, over the same periods in 1995. Such increases were primarily the result of allocations to the wholesale segment of the salaries of additional management and administrative personnel, as well as increased compensation paid to prior management personnel. The additional management personnel and the additional compensation paid to prior personnel was the result of the various employment and consulting agreements entered into by the Company upon or subsequent to the consummation of the Acquisition in 1995.


                                    15 of 19

               The increases in depreciation and amortization for the nine and three months ended September 30, 1996 as compared with the same period in 1995 were attributable to depreciation on newly acquired property asset additions and the write-up of assets purchased from Greenberg's-L.P. to appraised values and amortization of goodwill in connection with the Acquisition.

               The increases in the net loss for the nine and three months ended September 30, 1996 as compared with the same periods in 1995 were primarily attributed to lower margins caused by increases in the cost of certain ingredients, baking salaries and new products coupled with additional compensation paid to officers and managerial personnel under their respective employment and consulting agreements entered into by the Company in connection with the Acquisition of the business of Greenberg's-L.P. and the Company's initial public offering.


          (e)  Plan of Operation:

               In connection with the Acquisition, the Company in July 1995 implemented a business strategy designed to increase the retail, institutional/wholesale and mail order operations of its business. The Company's growth strategy is comprised of the following:

          (1)  Retail:

               The Company intends to open additional retail facilities in the North and Southeastern United States. These cafes and kiosks will offer a broad selection of what the Company believes are premium quality baked goods and desserts as well as sandwiches, soups and salads, espresso, cappuccino and specialty coffees and teas. Since July 1995, the Company opened its first cafe at Macy's Herald Square in November 1995 and a second cafe on Broadway and 8th Street in New York City in May 1996. A third cafe which is expected to open in late 1996 will start to go under construction shortly. The Company opened in Macy's Cellar a second store in Macy's Herald Square location on October 6, 1996. In addition, the Company's completed the manufacture of its first four kiosks and it opened the first cart on October 8, 1996 in Macy's Huntington, Long Island store. The Company has a agreement to open a cart or kiosk in six of Macy's stores located in shopping malls in New Jersey.

          (2)  Institutional/Wholesale:

               The Company plans to increase its penetration in the institutional/wholesale food market by, among other things, increasing its marketing efforts to restaurants, hotels and corporate dining facilities and by offering its products to supermarkets in New Jersey, New York, Florida and other states and through specialty food retailers and mail order catalogue businesses. The Company made its first appearance on the Home Shopping Network in November 1996. The Company is to make additional appearances on HSN in November and December of 1996.

          (3)  Mail Order:

               The Company is expanding its current mail order business by, among other things, offering additional catalogues and scheduling special mailings to existing and prospective customers for specific occasions.


                                    16 of 19

               (4) Kosher Foods:

               The Company is also seeking to capitalize on the growth of the kosher food industry. The Company has a kosher certification and believes it can capitalize on the projected growth of this market.

               The Company estimates that new construction start-up costs for its cafes will range from approximately $150,000 to $175,000 for a small cafe (600-800 square feet) and approximately $200,000 to $350,000 for a full size cafe (800-1,200 square feet) and estimates that the cost of converting existing restaurant space into a cafe will be approximately $75,000. In addition, the Company estimates the start-up costs for a kiosk to be between approximately $50,000 and $65,000.

               The Company believes that the cost of funding new cafes and kiosks has and will continue to increase the Company's operating costs and expenses primarily due to increased personnel and other corporate operating costs required to operate the new cafes and kiosks. Each cafe and/or kiosk will incur pre-operating expenses, such as advertising and promotional costs, in order to encourage new and repetitive consumer traffic. Until consumer traffic at each location is sufficient to generate revenues to cover each location's costs and a portion of the Company's overall corporate overhead, the Company believes that the initial opening of each new location will have a positive effect on net revenues but an adverse effect on earnings. For the nine months ended September 30, 1996, the Company incurred an aggregate of approximately $381,000 in capital expenditures of which $128,000 relates to its cafe at Eighth Street and Broadway which opened on May 1, 1996 and its cafe at 6th Avenue and 10th Street which is about to go under construction, $54,000 was used on its four kiosks which were completed during April 1996 and $65,000 was used for computer hardware and software.

          (f)  Liquidity and Capital Resources:

               At September 30, 1996, the Company had no working capital as compared to working capital of $2,133,000 at December 31, 1995. Since its inception, the Company's primary source of working capital has been the proceeds received from the issuance of its common stock and notes.

               In June 1995, the Company issued 180,000 shares of common stock to unrelated parties for $600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the Acquisition of Greenberg's-L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During October 1995, the Company received net proceeds of $4,919,586 from the sale of 1,150,000 shares of its common stock in an initial public offering. Of the net proceeds received from the initial public offering, $2,125,000 was used to repay the InterEquity debt including interest. In addition to the repayment of the InterEquity debt, the Company intended to use the net proceeds to fund its planned expansion strategy and for general corporate purposes, including working capital.


                                    17 of 19

               In October 1995, InterEquity converted its $1,000 convertible note issued in connection with the Acquisition into a six-year warrant to purchase 6% of the Company's issued and outstanding capital stock on a fully diluted basis at the time of exercise. Pursuant to the warrant, the Company granted InterEquity an option to put those shares acquired by InterEquity upon exercise of the warrant to the Company at any time during the period from July 10, 2000 through July 31, 2005 if the shares of common stock have not been listed or admitted to trade on a national securities exchange and/or are not quoted on an automated quotation system at the time at a price equal to a multiple of earnings as defined in the agreement between the parties or a price established by independent appraisal. Pursuant to the terms of the loan agreement, the Company has granted InterEquity unlimited "piggyback" registration rights upon exercise of the warrant.

               During the nine months ended September 30, 1996, working capital was used by the Company for the Acquisition of $381,000 in property assets and to fund the operating loss incurred during the first nine months of 1996.

               The Company's management believes that the proceeds from its initial public offering together with the projected cash flows from operations, if any, will be sufficient to fund operations, including its planned expansion, for at least the next four months. The Company anticipates that it will need additional financing in the first half of 1997. There can be no assurance, however, that the Company will raise additional capital at that time or at any time prior to such date if required. Although the Company has previously been successful in obtaining sufficient cash and capital funds through issuances of common stock and promissory notes, there can be not assurance that the Company will be able to do so in the future.

          (g)  Inflation and Seasonality:

               To date, inflation has not had a significant impact on the Company's operations. The Company's revenues are affected by seasonality with revenues anticipated to increase during holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.


                                    18 of 19

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                              WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.


Date: November 19, 1996                       /s/ Maria Marfuggi
                                ---------------------------------------------
                                           Chairman of the Board,
                                    Chief Executive Officer and Secretary
                                      (Principal Financial Officer and
                                       Officer duly authorized to sign
                                        on behalf of the Registrant)


                                    19 of 19