Form 10KSB40
period 1996-12-31
WILLIAM GREENBERG JR DESSERTS & CAFES INC
filed 1997-04-18
CIK 949721

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended                                        Commission File
December 31, 1996                                                Number 1-13984

                 William Greenberg Jr. Desserts and Cafes, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           New York                                           13-3832215
-------------------------------                           ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

222 New Road, Parsippany, NJ                                     07054
-------------------------------                           ----------------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's telephone number:   (201) 808-8248

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange on
Title of Each Class                                Which Registered
-------------------                                ------------------------
Common Stock, $.001 per share                      Boston Stock Exchange

Securities registered under Section 12 (g) of the Exchange Act:  None

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes     No X
                                                                      ---    ---

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenue for its most recent fiscal year was $4,232,616. As of March 31, 1997 there were 3,155,500 shares of Company's Common Stock par value $.001 per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the issuer on March 31, 1997 was approximately $5,104,830.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III of the Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

        Transitional Small Business Disclosure Format (check one):

               Yes                                 No     X
                   ---                                   ---

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

RECENT DEVELOPMENTS

        JMS ACQUISITION

        On January 17, 1997, William Greenberg Jr. Desserts and Cafes, Inc. (the "Company") entered into a stock purchase agreement (the "Stock Purchase Agreement") with Philip Grabow ("Grabow"), pursuant to which, on January 23, 1997, the Company consummated the purchase from Grabow of all the outstanding shares of J.M. Specialties, Inc., a New Jersey corporation (the "JMS Subsidiary"), in exchange for (i) $900,000 in cash, (ii) 500,000 shares (the "Shares") of the Common Stock of the Company and (iii) 350,000 warrants (the "Warrants") exercisable for shares of Common Stock of the Company (the "Transaction"). Each Warrant entitles Grabow to purchase one share of Company common stock at the exercise price of $2.50 per share until December 31, 2000.

        In connection with the Stock Purchase Agreement, Grabow and the Company also entered (i) a registration rights agreement, dated as of January 23, 1997, regarding the terms of the registration of the Shares of Common Stock of the Company issuable upon exercise of the Warrants, and (ii) an employment agreement dated as of January 23, 1997. Pursuant to the employment agreement, Grabow will serve as President and Chief Executive Officer of the Company at an annual salary level of $250,000 for the first year, and a minimum of $150,000 thereafter. Also in connection with the Transaction, effective January 23, 1997, Grabow was elected to serve as a director of the Company. As a result of the Transaction, Grabow beneficially owns 850,000 shares (or 24.5%) of the Common Stock of the Company.

        With the Acquisition of the JMS Subsidiary, the Company now also offers a line of batter and frozen-finished cakes, brownies and muffins, with muffins which constitute approximately 90% of the JMS Subsidiary sales. These products are produced in batches using partially automated equipment at the JMS Subsidiary facility in Parsippany, New Jersey. The products are sold to wholesale customers as well as supermarket distribution centers and are marketed primarily through food distribution companies in New York and New Jersey. The management of the Company believes that distributors sell approximately 40% of the product to supermarkets and 60% to food service customers such as hospitals, colleges and corporate dining rooms.

        To develop new accounts, the JMS Subsidiary sales personnel present the product at food shows, contact possible customers directly to have them order the product from their distributor and through direct mailings to customers. The JMS Subsidiary's current food distribution customers include Sysco, Alliant Foods, Rykoff/Sexton and over 75 other accounts consisting of distributors to supermarkets, hospitals, colleges, corporate dining facilities and food distribution companies.

        The JMS Subsidiary sells its products to customers such as Restaurant Associates (New York City), the United Nations Food Operation, the Museum of Natural History Restaurant and Food Operations of the World Trade Center as well as many others. The Company management estimates that the muffin batters of the JMS Subsidiary currently represents approximately 70% of revenues and baked products represent 30%.

        The JMS Subsidiary started business in October 1984 as a company making gourmet batter products. The product line was then extended to sugar-free, then fat-free and finally frozen-finished baked products. According to the Company management, this change reflects a change in the market place where consumers wanted more fat-free products and customers wanted frozen-finished products to minimize customer time to bake and finish batter product. Management of the
Company believes that the reputation of the JMS Subsidiary has grown considerably as a result of the products' taste, texture and price value. The product has no preservative, hydrogenated oils or chemicals; rather, it uses natural ingredients.

        In connection with the Transaction, the Company transferred all of the business assets owned by the Company to a wholly-owned subsidiary in exchange for all of the issued and outstanding shares of common stock of such entity (the "WGJ Subsidiary"). As a result, the Company currently acts as holding company with two wholly-owned subsidiaries, the JMS Subsidiary and the WGJ Subsidiary. Subject to obtaining consent of the Company's stockholders, the Company intends to change its name to a name more descriptive of its operations.

        The payment of the cash portion of the purchase price for the JMS Subsidary and such working capital, was funded through the net proceeds received from the sale by the Company of 1,500,000 common stock purchase warrants (the "Private Placement Warrants") at a price of $1.10 per Private Placement Warrant to a limited number of purchasers that qualify as "accredited investors" under the Securities Act of 1933. The terms of the Private Placement Warrants are substantially similar to the Warrants.

        On March 20, 1997, in a press release, the Company President and Chief Executive Officer, Mr. Philip Grabow stated that "The Company is also exploring the possibility of a spin-off of the Greenberg division or a sale of some or all of the retail stores." Since that time, the Company has retracted that plan. Instead the Company now intends to hold onto the WGJ Subsidiary and return it to profitability before contemplating any future spin-off or sale.

        CHATTERLEY ELEGANT DESSERTS, INC.

        As of March 28, 1997, the Company entered into a letter of intent to acquire Chatterly Elegant Desserts, Inc. However, no definitive agreements have been executed, and there can be no assurances that any agreement will be reached.

        TERMINATION OF EMPLOYMENT OF SENIOR MANAGAMENT ON APRIL 1,
        1997

        As of April 1, 1997, persuant to settlement discussions, the employment of Stephen Fass, a director and President of the WGJ Subsidiary, Maria Marfuggi, a director and President of of the JMS Subsidiary, and Seth Greenberg, President of the WGJ Subsidiary's baking division, terminated. At the present time, the respective parties have not yet concluded their settlement discussions. Management intends to seek an amicable settlement with the named parties as a result of such terminations; however, each of the named parties have an employment agreement with the Company.

        FINANCIAL CONDITION OF THE COMPANY

        As will appear from the financial statements included in this filing, the Company reported a net loss for the fiscal year ended December 31, 1996 of $4,978,127, and as of December 31, 1996 had a working capital deficiency in the amount of $1,133,747. See the accompanying financial statements and the auditor's report thereto as well as the Management's Discussion and Analysis of Financial Condition and Plan of Operations.

GENERAL

        The WGJ Subsidiary offers a broad line of premium quality pastries, cakes, pies, cookies and other assorted desserts which are produced by hand at its bakeries, and marketed through its six retail stores in New York City, four kiosks in department stores in the New York metropolitan area, its institutional/wholesale division and its mail order division. Greenberg's current institutional/wholesale customers include Alliant Food Service (for distribution to Planet Hollywood Restaurants), Starbucks and over 70 other accounts at restaurants, hotels and corporate dining facilities.

        William Greenberg, Jr. opened his first bakery in 1946 and over the years his reputation has grown principally as a result of an excellent group of union bakers responsible for his distinctive style of artistically decorated theme cakes, word-of-mouth and favorable reviews of his baked goods and desserts. The WGJ Subsidiary provided theme cakes for Irving Berlin's 85th birthday party, where its cake was presented on stage at Carnegie Hall, and for the opening of the I.M. Pei wing at the National Gallery in Washington, D.C. In addition, one of its theme cakes was on display in the Smithsonian Museum's American Crafts show "The Confectioner's Art" which toured throughout the United States. In 1996, U.S. President William Clinton's 50th birthday cake was a WGJ Subsidiary theme cake. Referred to as "The Bakery of Choice for Native New Yorkers," the WGJ Subsidiary has received favorable reviews in the New York Times and the local New York press for its hand-made baked goods, including its apple pie, pecan pie, cheesecake and black & white cookies. In 1991, the WGJ Subsidiary won the award for "Best Cookies" in New York City in a retail market survey conducted by Zagat's Market Survey.

        In July 1995, the Company acquired the operating assets and assumed certain liabilities of Greenberg's-L.P. (the "Greenberg Acquisition"). In connection with the Greenberg Acquisition, the Company developed and is currently implementing a business strategy designed to increase the retail, institutional/wholesale and mail order operations of its business.

        In October 1995, the Company successfully completed the initial public offering of its securities for sale to the public. The offering resulted in the sale of 1,115,000 shares of the Company's common stock at a price of $5.25 per share with proceeds to the Company, net of offering costs of $1,118,914, aggregating $4,918,586. The sale resulted in additional paid-in capital of $4,917,436. The Company and its directors, officers, and shareholders owning more than 5% of the Common Stock agreed with the representative of the Underwriter not to directly or indirectly register, issue, offer, sell, offer to sell, contract to sell, hypothecate, pledge, or otherwise dispose of any shares of Common Stock, or any securities convertible into or exercisable or exchangeable for shares of Common Stock, for a period of 12 months from the effective date of the Company's initial public offering without the prior written consent of the Underwriter.

        The Company was incorporated in November 1993. The Company's executive offices are located at 222 New Road, Parsippany, NJ 07054 and its telephone number is (201) 808-8248.

        As used herein the "Company" refers to William Greenberg Jr. Desserts and Cafes, Inc., a state of New York corpoation, and its two wholly owned subsidiaries, J.M. Specialties, Inc., a New Jersey corporation (the "JMS Subsidiary") and WGJ Deserts and Cafes, Inc. (the "WGJ Subsidiary").

BUSINESS STRATEGY

The Company's growth strategy is comprised of the following:

        Retail. The WGJ Subsidiary has six retail stores located in New York City, including one at Macy's Herald Square. The WGJ Subsidiary also has four kiosks in department stores in the New York metropolitan area. The WGJ Subsidiary intends to open additional retail and kiosk facilities in the Northeastern United States under the name William Greenberg Jr. Desserts and Cafes. These cafes and kiosks will offer a broad selection of what the Company believes are premium quality baked goods and desserts, a broad selection of espresso, cappuccino and specialty coffees and teas. With the Acquisition of the JMS Subsidiary, the Company intends to add the JMS Subsidiary's products to those available at the Company stores. The Company's plans to place its cafes and kiosks in select highly-visible, densely populated urban areas which are easily accessible to its customers. The Company recently concluded a lease for an additional WGJ Subsidiary cafe in New York City and expects to open an additional three WGJ Subsidiary kiosks in 1997.

        The design of the WGJ Subsidiary cafe at Macy's Herald Square will be the format used for its other cafes and kiosks. In order to create an environment reminiscent of a 1950's New York City bakery, the WGJ Subsidiary designs incorporate soft wood tones with tin ceilings, brass chandeliers and sconces.

        The WGJ Subsidiary expects to open additional cafes and/or kiosks in 1997. The WGJ Subsidiary is considering locations in office buildings and regional shopping malls. The WGJ Subsidiary plans to strategically locate its cafes and kiosks to take advantage of operating and marketing efficiencies.

        Management believes that its product assortment and its commitment to quality and customer service will enable the WGJ Subsidiary to become a premier retailer of specialty desserts and coffee. Prior to the Acquisition in July 1995, Greenberg's-L.P. focused primarily on its retail operations which accounted for approximately 68.8%, 68.2% and 66.9% of sales for the years ended December 1996, 1995 and 1994, respectively.

        Institutional/Wholesale. With the acquisition of the JMS Subsidiary, the Company plans to increase its penetration in the institutional/wholesale food market by expanding its marketing efforts to restaurants, hotels and corporate dining facilities and by offering its products to supermarkets on a national basis. The WGJ Subsidiary institutional/wholesale division accounted for approximately 31.2%, 31.8% and 33.1% of total sales for the years ended December 31, 1996, 1995 and 1994, respectively. The Company plans to expand both its product lines and geographic lines and geographic distributions through the following strategies:

        Expand geographic distribution by acquiring new food distributors in the Connecticut and Philadelphia areas as well as key distributor areas throughout the United States. To do this, the Company intends to appoint food brokers in various states to handle sales on a commission-only basis;

        Continue to expand the fat-free product line for the penetration of its existing customers as well as new customers; and

        Enter into co-packing arrangements whereby the Company would introduce private label products of other bakery operations.

        Mail Order. The WGJ Subsidiary is offering its products through other specialty food retailers and through its mail order catalogue business. Mailorder sales accounted for approximately 1%, 1% and 1% of total sales of the WGJ Subsidiary for the year ended December 31, 1996, 1995 and 1994, respectively.

        Kosher Foods. The Company also is seeking to benefit from the growth of the kosher food industry. According to Prepared Foods, the kosher food industry generated approximately $33 billion in sales in 1994 and has been growing at a rate of approximately 15% per annum. The WGJ Subsidiary and the JMS Subsidiary each have a kosher certification and the Company believes that it can benefit from the projected growth of this market.

BUSINESS PHILOSOPHY

        High-Quality Ingredients. The Company believes that developing and maintaining premium quality products is the key to its future success. The Company uses fresh ingredients in its products including, AA creamy butter, fresh eggs, premium fruits, nuts, and chocolates blended for the Company's unique recipes. The Company seeks to maintain rigorous standards for freshness, quality, and consistency.

        Customer Service. The Company's goal is to provide its customers with warm, courteous and efficient service. The Company depends on and enjoys a high rate of repeat business. The Company believes that the quality of the relationship between its employees and its customers is critical to its success. The Company strives to hire and train well-qualified, highly motivated employees committed to providing superior levels of customer service.

PRODUCTS

Baked Goods

        The WGJ Subsidiary markets a full line of premium quality, hand-made baked products under the name "William Greenberg Jr. Desserts." Additionally, with the acquisition of the JMS Subsidiary, the Company has now expanded its offerings to include a line of frozen batter and baked products. In addition to the products listed below, the Company continues to develop new products and welcomes customer requests. All the WGJ Subsidiary's products are offered on a wholesale and retail basis and approximately 20 select items are currently available through its mail order division.

        The JMS Subsidiary offers a variety of Gourmet Frozen Muffin Batter products, No Sugar Added Batters, as well as a selection of Fully Baked Thaw & Sell

KOSHER FOODS

        Kosher foods generally are consumed by persons of the Jewish faith as well as Muslims, Seven Day Adventists and others who perceive kosher certification as a seal of purity. Kosher is a biblical term originally used to denote that which is "fit" and "proper."

        The Company's subsidiaries have kosher certifications and the Company believes that it can capitalize on the projected growth of this market. The Company believes that its kosher certifications will enable it to better penetrate certain market areas such as the Upper West Side of Manhattan, the "Five Towns" area in Long Island, New York, sections of Rockland County, New York and sections of New Jersey and Florida. The Company's products are not kosher for Passover.

CUSTOMERS

RETAIL

        The WGJ Subsidiary sells its products directly to individual consumers at its six retail store locations in New York City, including its cafe and cellar bakery at Macy's Herald Square as well as its four kiosks located at department stores in the New York metropolitan area. The Company strives to satisfy its customers every time they purchase a WGJ Subsidiary product. The WGJ Subsidiary depends on and enjoys a high rate of repeat business. The WGJ Subsidiary also sells its specialty desserts to customers for parties, weddings, bar mitzvahs and other special occasions. As stated in the Zagat's Market Survey, "a special occasion does not exist without a Greenberg's cake."

INSTITUTIONAL/WHOLESALE

        The WGJ Subsidiary, through its institutional/wholesale division, distributes pastries, cakes, pies, frozen batter baked goods, and other desserts, to hotels, country clubs, restaurants, gourmet markets, food shops and corporate dining facilities. Sales of this division were approximately $976,073 (33.1%) of total sales for the year ended December 31, 1994, approximately $1,007,000 (31.8%) of sales for the year ended December 31, 1995 and approximately $1,319,886 (31.2%) of sales for the year ended December 31, 1996.

        The WGJ Subsidiary's largest institutional/wholesale customers are Alliant which currently purchases one product for its Planet Hollywood Restaurants and Starbucks, which purchases 8 items for its stores in the New York City Metropolitan area.

MAIL ORDER

        The WGJ Subsidiary sells its products through mail order. Select products are shipped via overnight delivery and second day delivery throughout the United States and internationally. The Company has a toll-free number (800) 564-2470 for its mail order operations.

INGREDIENTS AND PRINCIPAL SUPPLIERS

        The Company seeks to use only the highest quality ingredients available. The Company has a policy of inspecting all raw ingredients before their intended use.

        The ingredients used by the Company consist primarily of flour, eggs, sugar, butter and chocolate. The WGJ Subsidiary obtains its principal ingredients from three suppliers in each of their respective industries. All ingredients used by the Company are subject to substantial price fluctuations. The Company historically has been able to pass any significant price increases in its ingredients through to its customers. However, no assurance can be given that the Company will be able to continue this practice in the future. Any substantial increase in the prices of ingredients used by the Company could, if not offset by a corresponding increase in product prices, have a material adverse effect on its business, financial condition or results of operations. The Company does not believe the loss of any of its suppliers would have a material adverse effect on its business and believes that other suppliers in the New York City metropolitan area could readily provide such products if necessary.

DISTRIBUTION AND MARKETING

        The WGJ Subsidiary currently bakes almost all of its products at its 5,000 square foot baking facility in New York City. Some of the baking of the WGJ Subsidiary's products will be moved to the JMS Subsidiary's 32,000 square foot facility in New Jersey. Although the utilization of the WGJ Subsidiary baking facility varies from time to time based on seasonal fluctuations, the facility is operating at approximately 30% of capacity on the average. The Company believes the WGJ Subsidiary facility should have the capacity to meet its requirements, including those arising out of its growth strategy, for the next 2 to 3 years. The WGJ Subsidiary delivers primarily all of its products by truck to its retail stores and its institutional/wholesale customers in the New York City metropolitan area. Some of the WGJ Subsidiary's retail and institutional/wholesale customers pick up their orders directly at its bakery and utilize their own distribution networks. The WGJ Subsidiary also ships products throughout the United States and internationally via overnight or second day delivery service.

        The JMS Subsidiary bakes all of its products at its 32,000 square foot facility in Parsippany, New Jersey. Although utilization of the facility varies based on seasonal fluctuation, the facility is operated on the basis of two shifts, five days a week. Since the JMS Subsidiary uses only about half of its facility, the Company management believes that the JMS Subsidiary has the capacity to meet future requirements, including those arising out of the consolidation with the Company. The JMS Subsidiary delivers 90% of its products by truck to its institutional/wholesale customers. About 10% of its customers pick up their orders directly at the bakery and utilize their own distribution networks.

        Historically, the WGJ Subsidiary has relied upon word-of-mouth and customer satisfaction to market its products to new customers and to make existing customers aware of new products. The WGJ Subsidiary has increased its advertising and promotional activities by emphasizing consumer awareness of its name and the quality of its products, including placing advertisements in local newspapers and magazines.

COMPETITION

        The baking industry is a highly competitive and highly fragmented industry. The Company competes with national, regional and local bakeries as well as supermarket chains that have in-store bakeries. Many of these competitors are larger, more established and have greater financial and other resources than the Company. Competition in both the retail and institutional/wholesale baking industry is based on product quality, brand name loyalty, price and customer service.

        The WGJ Subsidiary cafes and kiosks compete with all restaurants and beverage outlets that serve bakery items and/or coffee, including a growing number of specialty coffee stores in the New York City metropolitan area, although its main business continues to be as a full service bakery servicing wholesale and retail clientele. The specialty coffee/cafe business has become increasingly competitive and relatively few barriers exist to entry. Some of the WGJ Subsidiary's major competitors include Au Bon Pain, Brothers Gourmet Coffees, Edlair, New World Coffee, Starbucks and Timothy's Coffee of the World. With the exception of Au Bon Pain and Eclair, the Company believes that none of these competitors bake their own products. Some of the JMS Subsidiary's major competitors include Karps, Bake-N-Joy, Pillsbury, and Quaker Oats. Competitors with significant economic resources in the baking industry or existing non-specialty and specialty coffee/cafe businesses could, at any time, enter the institutional/wholesale or retail bakery/cafe business.

TRADEMARKS

        The WGJ Subsidiary has trademarks registered with the United States Patent and Trademark office for the trademarks Wm. Greenberg Jr.'tm', William Greenberg Jr.'tm', William Greenberg Jr. Dessert'tm' and William Greenberg Jr. Desserts and Cafes'tm'. The JMS Subsidiary has a trademark and design registered with the United States Patent and Trademark office for The Healthy Bakery'tm' (US Registration No. 1,644,559). While the Company believes that the trademarks are valid and enforceable, there can be no assurance as to the degree of protection its registered trademarks will afford the Company.

GOVERNMENT REGULATION

        The Company is subject to numerous state regulations relating to the preparation and sale of food. It is also subject to federal and state laws governing the Company's relationship with employees, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements. The failure to obtain or retain required food licenses or to be in compliance with applicable governmental regulations, or any increase in the minimum wage rate, employee benefits costs (including costs associated with mandated health insurance coverage) or other costs associated with employees, could adversely affect the business, results of operations or financial condition of the Company.

EMPLOYEES

        As of April 1, 1997, the WGJ Subsidiary had approximately 42 full-time employees and 23 part-time employees, of whom 14 are employed as bakers, 28 are employed in retail, and 7 are in excutive positions and/or general administrative positions. Some of these employees have worked for the Company and its predecessors for over 20 years.

        Most of the WGJ Subsidiary employees are represented by unions. Unionized workers are generally members of either the United Food and Commercial Workers Union Local 1500 or the Bakery, Confectionery and Tobacco Workers International Union AFL-CIO Local 3. Greenberg's believes it has good relations with all of its union and non-union employees.

        As of April 1, 1997, the JMS Subsidiary had approximately 29 full-time employees, of whom 21 are employed in the product, 5 are employed in sales, 2 are in administration, and 1 is in an executive position. The JMS Subsidiary does not have a union, but the Company management believes it has good relations with all the employees of the JMS Subsidiary.

ITEM 2.   DESCRIPTION OF PROPERTY

        As of February 28, 1997, the Company leases the WGJ Subsidiary's six retail stores (including its cafe at Macy's) and the Company's two baking facilities, all of which are located in New York City, or Parsippany, New Jersey. The Company currently leases approximately 3,600 square feet of retail space and 37,000 square feet, for its baking facilities. The Company believes that its existing leases will be renewed as they expire or that alternative properties can be leased on acceptable terms. The Company believes that its present facilities are well maintained, in good condition and are suitable for the Company to continue to operate and meet its production needs in the foreseeable future, including the needs generated by its growth strategy. The following table summarizes certain information with respect to the Company's leases:


                                     Approximate                               Expiration
            Location                 Square Feet          Description             Date
            --------                 -----------          -----------             ----
1100 Madison Avenue, NYC                          560       Retail           February 1999
2187 Broadway, NYC                                450       Retail             July 1999
518 Third Avenue, NYC                             540       Retail             March 2001
533 West 47th Street, NYC                       5,000       Baking             July 2006
222 New Road, Parsippany, NJ                   32,000       Baking           April 31, 1998
Macy's Herald Square                              500       Retail        Upon 90 days notice
60 East 8th Street, NYC                           650       Retail              May 2003
434 Sixth Avenue, NYC                             900       Retail             June 2006



MACY'S LICENSE AGREEMENT

        The Company entered into a departmental license agreement (the "License"), dated as of February 1995, with Macy's East, Inc. ("Macy's"). The License grants the Company the right to operate, subject to certain terms and conditions, a William Greenberg Jr. Desserts and Cafe as a department of Macy's until July 31, 1996, with an automatic renewal provision for successive one year periods, if the Company is not in default under the License. This location has been operating since November 1995. Under the terms of the License, during the initial term, Macy's has the unilateral right to terminate the License upon 90 days prior notice. Additionally, during each renewal term either party has the right to terminate the License upon 90 days notice prior to the expiration of the renewal term. Any such termination will have an adverse effect on the Company's results of operations. Pursuant to the terms of the License, the Company has agreed to pay Macy's an annual license fee of 10% of net sales generated from this cafe. The Company has also agreed that all employees, except for management personnel, at this location will be employees of Macy's. The Company has agreed to reimburse Macy's for the wages, salaries, employee benefits and business expenses of its employees at this cafe. In addition, pursuant to the terms of the License the Company is required to spend an amount equal to 3% of its net sales from this cafe on advertising.

        The Company has also concluded a lease for an additional WGJ Subsidiary cafe in Manhattan for 900 square feet and plans to open this cafe in 1997. In connection with the opening of this cafe, the Company entered into a 10-year lease for 900 square feet of retail space, expiring in June of 2006.

ITEM 3.   LEGAL PROCEEDINGS

        The Company is currently subject to the following legal proceedings:

1. A summary non-payment proceeding seeking approximately $23,000 in damages, commenced by Harran Holding Corp., the Company's landlord at 434 Avenue of the Americas. This proceeding was commenced on February 20th, 1997. As of April 1, 1997 this ligation has been settled, and construction is proceeding at this store.

2. A summary non-payment proceeding seeking approximately $17,000 in damages, commenced by Stanley Stahl, the Company's landlord at 2187 Broadway. This proceeding was commenced on March 10th, 1997. As of April 1, 1997 this litigation has been settled.

3. A summary non-payment proceeding seeking approximately $7,000 in damages, commenced by Rugby Managed Asset Fund, the Company's landlord at 166 East 35th Street a/k/a 518 Third Avenue. This proceeding was commenced on March 4, 1997. As of April 1, 1997 this ligation has been settled.

4. A civil court action seeking approximately $7,000 for advertising fees, commenced by Kratz & Company, Inc. This proceeding was commenced on March 11, 1997.

5. A mechanics' lien seeking approximately $6,000 in damages, commenced by KLM Construction Management Inc. This proceeding was commenced on January 7, 1997. The Company has been attempting to settle this matter without further litigation, but as of yet there has been no final settlement.

6. As of April 1, 1997, pursuant to settlement discussions, the employment of Stephen Fass, a director and President of the WGJ Subsidiary, Maria Marfuggi, a director and President of the JMS Subsidiary and Seth Greenberg, president of the WGJ Subsidiary's baking division, terminated. At the present time, the respective parties have not yet concluded their settlement discussions. The Company intends to seek an amicable settlement, including the employment agreements, with the named parties as a result of such termination. However, on April 11, 1997 an action was commenced by William Greenberg Jr. and Seth Greenberg against the Company, seeking summary judgement in lieu of a complaint, based on their Consulting Agreements with the Company for payment of $14,615.40 to William Greenberg Jr. and $15,769.24 to Seth Greenberg. The parties believe that an amicable solution can be reached.

7. Andersen Rogan Ross Temporary Personnel Inc. v. William Greenberg Jr. Desserts and Cafes Inc.: By letter dated March 18, 1997, counsel for Andersen Rogan Ross Temporary Personnel Inc. ("Temp Personnel") advised the company that it had been retained to commence an action against the Company for temporary labor provided to the Company in the amount of $19,678.46, plus interest from December 9, 1996. While a copy of the summons and complaint accompanied the March 18th letter, such summons and complaint have not yet been served on the Company. As provided in the March 18th letter, counsel for Temp Personnel was notified that the validity of the debt is disputed, and according to the March 18th letter, having disputed the debt, the Company will not be provided with verification of the debt.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is quoted on the Nasdaq Small Cap Market under the symbol "BAKE" and the Boston Exchange under the Trading symbol "BYK". The following table sets forth the range of quarterly high and low bid prices, as reported on the NASDAQ SmallCap Market, during the period from October 13, 1995 (the date the Company's Common Stock began trading) through Febuary 28, 1997.

Period                                     High     Low
----------------------------------------------------------
FISCAL YEAR 1995:
October 13, 1995-December 1995           $5 13/16  5 1/4
FISCAL YEAR 1996:
First Quarter                             5 3/4    4 1/2
Second Quarter                            5 3/4    2 1/8
Third Quarter                             3 3/4    1 5/8
Fourth Quarter                            3 1/2    1 1/2
FISCAL YEAR 1997:
First Quarter (through February 28,       2 2/16   1 1/2
1997)




        The number of shareholders of record of the Common Stock on February 28, 1997 was 22, excluding 1,146,240 shares of Common Stock held by Cede & Co. The Company believes that it has in excess of 500 shareholders.

        The Company has never paid cash dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The payment of future cash demands by the Company on its Common Stock will be at the discretion of the Board of Directors and will depend upon the Company's earnings (if any), general financial condition, cash flows, capital requirements and other considerations deemed relevant by the Board of Directors.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND PLAN OF OPERATION

        (A)  GENERAL:

               The Company was incorporated in November 1993 and was in the development stage through July 1995. From April 1994 through June 1995, the Company assembled its core management, raised approximately $600,000 from equity financing, and negotiated a definitive agreement to purchase the operating assets and business of Greenberg's-L.P. In July 1995, the Company completed the acquisition for a purchase price of $1,967,300 in cash and a promissory note for $32,700. In connection with the acquisition, the Company obtained a $2,000,000 term loan and applied a portion of the net proceeds from its initial public offering, consummated in October 1995 to pay in full the principal and accrued interest under the term loan. The acquisition was accounted for as a purchase and the excess of the purchase price over the value of the net assets acquired was recorded as goodwill.

               At December 31, 1996 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $4,600,000 which can be used to reduce the tax on income up to that amount through the year 2011.

        (B)  RESULTS OF OPERATIONS:

               Historical:

               The Company from its inception on November 12, 1993 through July 10, 1995 was in the development stage and did not carry on any significant operations nor generate any revenues. Management's efforts were directed toward the development and implementation of a plan to generate sufficient revenues in the baking industry to cover all of its costs and expenses. The Company did not generate any revenues until July 10, 1995 when it acquired the operating assets of Greenberg's-L.P.

               The Company's revenues aggregated $4,233,000 and $1,741,000 for the years ended December 31, 1996 and 1995, respectively. The cost of goods sold was $3,110,000 in 1996 and $1,281,000 in 1995. Selling, general and administrative expenses were $3,836,000 in 1996 and $1,340,000 in 1995. As a result, the loss from operations for 1996 was $2,713,000 as compared to a loss from operations of $911,000 for 1995.

               During the fourth quarter of 1996, the Company recorded a $450,000 charge for management's estimate of the costs for actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. The restructuring charge was predominately comprised of costs associated with renegotiating executive employment contracts, severance costs associated with the elimination of certain positions and provision for lease obligations on certain retail stores.

               In connection with the restructuring plan, the Company determined the carrying value of its baking equipment, furniture and fixtures and leasehold improvements exceeded their fair market value. Therefore, a provision for impairment losses aggregating $797,559 was charged and included as part of other expenses in the accompanying statement of operations. Such impairment loss represents the excess of the carrying value of $1,647,559 over management's estimate of the fair market value of the assets of $850,000.

               In addition, management has determined that unamortized goodwill at December 31, 1996 of $840,780 which was recorded upon the acquisition of the net operating assets of Greenberg's-L.P., has no continuing value and, accordingly, was charged to operations in 1996.

               For the year ended December 31, 1996, the Company earned interest income of $42,000 which arose from investing a portion of the net proceeds it received upon the consummation of the initial public offering in highly liquid cash equivalents. Interest expense for 1996 was paid on the $2,000,000 term loan which was repaid in October 1996.

               The 1996 and 1995 statements of operations reflect a charge in the amount of $11,775 and $856,871, respectively, which represents the fair market value of a warrant to acquire 3,925 and 163,404 shares, respectively, of common stock issued to a lender in order to obtain financing for the purchase of the operating assets of Greenberg's- L.P., valued at $3.00 per share in 1996 and $5.25 per share in 1995 and in connection with other warrants issued in 1996.

               The resulting net loss aggregated $4,969,000 for 1996 ($1.82 per share) and $1,861,000 for 1995 ($1.02 per share).

               The 143% increase in net sales during 1996, as compared to 1995 were primarily due to the fact that 1995 includes six months of operations. The opening of three cafes; one in Macy's Herald Square in November 1995, another in lower Manhattan in May 1996, and a third in Macy's Herald Square in July 1996 also had the effect of increasing net sales in 1996. The Company also experienced a general increase in same store sales.

               The increase in cost of sales as a percentage of sales for 1996 as compared to 1995 is attributable to (i) an increase in baking personnel and labor rates, (ii) increased costs in the development of new baked products, and (iii) increases in the cost of ingredients and packaging materials. The Company was unable to pass most of these increased costs on to its customers.

               The retail and wholesale divisions sell similar products which are baked at the Company's centralized baking facility. Costs are allocated to each division based upon the standard costs of the items sold. Such costs consist of ingredients, direct labor and overhead. Prior to the Greenberg's-L.P. acquisition, the wholesale division was considered an outgrowth of the retail business and was therefore not considered a separate business segment. Subsequent to the acquisition, management has concentrated their efforts on running the wholesale segment as a separate and distinct business.

               Selling, general and administrative expenses of the retail segment consist of (i) expenses incurred in each of the five retail stores and (ii) expenses allocated from the Company's centralized operating facility which are based primarily on sales volume. The increase in selling, general and administrative expenses as a percentage of sales during 1996 as compared to 1995 was primarily the result of (i) salaries and rent paid in its two Cafes in Macy's Herald Square and its new retail store in lower Manhattan, (ii) the allocation to the retail segment of salaries of additional management and administrative personnel, (iii) increased compensation paid to prior management personnel pursuant to consulting agreements entered into by the Company upon consummation of the acquisition in July 1995, and (iv) costs of advertising Catalogues incurred during 1996.

               The increases in depreciation and amortization for 1996 as compared to 1995 is attributable to depreciation on the two Macy's Herald Square Cafe and the new retail store in lower Manhattan.

               The increase in the loss from operations during 1996 as compared with in 1995 is primarily attributed to the increases in the cost of products sold and additional compensation paid to officers and managerial personnel under their respective employment and consulting agreements and start-up costs incurred in the retail division three new cafes.

        (C)  PROFORMA:

               Insofar as the Company had no revenues prior to the Acquisition in July 1995, management is of the opinion that a discussion of the results of operations of the Company (and Greenberg's-L.P.) on a proforma basis would be more informative than a comparative discussion of the Company on a historical basis. Therefore, management's discussion of the Company's results of operations for year ended December 31, 1996 as compared with 1995 are based on the pro-forma segmental information found below and reflects the purchase of Greenberg's-L.P. as if it had occurred as of January 1, 1995.

               RETAIL SEGMENT:

               The retail segment presently consists of six (6) retail stores located in Manhattan, New York, including its two (2) cafes located in Macy's Herald Square. The Company's fifth retail store opened in Manhattan in May 1996 and its 2nd Macy Cafe opened in July 1996. All baking is done at the Company's bakery which is located on West 47th Street, New York, New York. From this location, baked goods are supplied to retail stores as well as to wholesale customers.

               The results of the retail segment is presented a proforma basis and reflects the acquisition of Greenberg's-L.P. as if it has occurred as of January 1, 1995.


                                      For the Years Ended
                                          December 31,                                   Percentage
                          ---------------------------------------------                  Change (as
                             1996         %           1995         %         Change     a % of Sales)
                          ----------    ------     ----------    ------     --------    -------------
Net sales                   $2,913,000   100.00%     $2,161,000   100.00%     $752,000       0.00%
Cost of sales                1,983,000    68.07       1,370,000    63.40       613,000       4.67
                            ----------   ------      ----------   ------      --------      -----

Gross profit                   930,000    31.93         791,000    36.60       139,000     ( 4.67)

Selling, general and
  administrative
  expenses                   2,334,000    80.12       1,397,000    64.65       937,000       15.47

Depreciation and
  amortization                 192,000     6.59          73,000     3.38       119,000     ( 3.21)
                            ----------   ------      ----------   ------      --------      -----

Loss from operations       ($1,596,000)( 54.78%)    ($  679,000)( 31.43%)    ($917,000)    (23.35%)
                            ==========  =======      ==========  =======      ========      ======


                     The 35%  increase  in net sales  during 1996 as compared to
            1995 was primarily due to the opening of two cafes; one in Macy's Herald Square in November 1995 and another in lower Manhattan in May 1996, and a general increase in same store sales.

                     The increase in cost of sales as a percentage  of sales for
            1996 as compared to 1995 is attributable to (i) an increase in baking personnel and labor rates, (ii) increased costs in the development of new baked products, and (iii) increases in the cost of ingredients and packaging materials. The Company was unable to pass most of these increased costs on to its customers.

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

                     Selling,  general and administrative expenses of the retail segment consist of (i) expenses incurred in each of the six retail stores and (ii) expenses allocated from the Company's centralized operating facility which are based primarily on sales volume. The increase in selling, general and administrative expenses during 1996 as compared to 1995 was primarily the result of (i) salaries paid to sales personnel in its two cafes in Macy's Herald Square and its new retail store in lower Manhattan, (ii) the allocation to the retail segment of salaries of additional management and administrative personnel, and (iii) increased compensation paid to prior management personnel pursuant to consulting agreements entered into by the Company upon consummation of the Acquisition in July 1995.

                     The increase in depreciation  and amortization for the 1996 as compared to 1995 is attributable to depreciation on the Macy's Herald Square Cafes and the new retail store in lower Manhattan as well as on the write up of assets purchased from Greenberg's-L.P. to appraised values and amortization of goodwill which started on the date of acquisition.

                     The  increase  in the net loss for 1996 as compared to 1995 is primarily attributed to the increases in the cost of products sold and additional compensation paid to officers and managerial personnel under their respective employment and consulting agreements.

                     WHOLESALE SEGMENT:


                                      For the Years Ended
                                          December 31,                                    Percentage
                          --------------------------------------------                   Change (as
                             1996         %           1995         %         Change     a % of Sales)
                          ----------    ------     ----------    ------     --------    -------------
Net sales                   $1,319,000   100.00%     $1,007,000   100.00%     $312,000       0.00%
Cost of sales                1,126,000    85.37         781,000    77.56       345,000       7.81
                            ----------   ------      ----------   ------      --------       -----

Gross profit                   193,000    14.63         226,000    22.44     (  33,000)    ( 7.81)

Selling, general and
  administrative
  expenses                   1,204,000    91.28         511,000    64.65       693,000      40.54

Depreciation and
  amortization                 106,000     8.04          25,000     2.48        81,000     ( 5.56)
                            ----------   ------      ----------   ------      --------      -----

Loss from operations       ($1,117,000)( 84.69%)    ($  310,000)( 30.78%)    ($807,000)    (53.91%)
                            ==========  =======      ==========  =======      ========      ======


                     Selling,   general  and  administrative   expenses  of  the
            wholesale segment for 1996 increased by $676,000 over 1995. Such increases were primarily the result of an allocation to the wholesale segment of the salaries of additional management and administrative personnel, as well as increased compensation paid to prior management personnel. The additional management personnel and the additional compensation paid to prior personnel was the result of the various employment and consulting agreements entered into by the Company upon or subsequent to the consummation of the acquisition in 1995 of Greenberg's-L.P. catalogue costs incurred during 1996 also contributed to the increase in selling, general and administrative cost during 1996.

                     The increase in depreciation  and  amortization for 1996 as compared to 1995 is attributable to depreciation on newly acquired property asset additions.

                     The  increases in the net loss for 1996 as compared to 1995 is primarily attributed to lower margins caused by increases in the cost of certain ingredients, baking salaries and new products coupled with additional compensation paid to officers and managerial personnel under their respective employment and consulting agreements entered into by the Company in connection with the Acquisition of the business of Greenberg's-L.P. and the Company's initial public offering.

            (D)  PLAN OF OPERATION:

              (I)  REORGANIZATION OF NEW YORK CITY BAKING OPERATIONS:

                     During the first 3-1/2 months of 1997  management has taken numerous steps to restructure its New York City baking operation in a concentrated effort to reduce operating costs. Their plans, already in progress, involve a restructuring of the entire management team. Duties have been divided between manufacturing, wholesale and retail operations. The commissary at 47th Street, New York City has been redesigned with resulting savings in labor and overhead. Purchasing has been centralized which has also resulted in savings. Leases have been renegotiated, employment contracts which have seriously impacted the Company's cash flows have been either renegotiated or terminated.

                     In connection with the restructuring  plan,  management has written down its baking equipment leasehold improvements and fixtures as at December 31, 1996 by approximately $800,000 due to impairment in their value. In addition, management has determined unamortized goodwill of approximately $840,000 has no continuing value and accordingly it was written off during 1996. Finally, the Company has charged 1996 with a $450,000 provision for actions aimed at restructuring the Company. This restructuring charge is predominately comprised of costs associated with the elimination of certain positions and provision for lease obligations on certain retail stores. By taking the above mentioned actions future periods will not be burdened with the amortization or depreciation of these costs.

             (II)  ACQUISITION OF J.M. SPECIALTIES, INC.:

                     On January  17,  1997,  the  Company  entered  into a stock purchase agreement (the "Stock Purchase Agreement") with Phillip Grabow ("Grabow"), pursuant to which, on January 23, 1997, the Company consummated the purchase from Grabow of all the outstanding shares of J.M. Specialties, Inc., a New Jersey corporation ("JMS Subsidiary"), in exchange for (i) $900,000 in cash, (ii) 500,000 shares (the "Shares") of the Common Stock of the Company and (iii) 400,000 warrants (the "Warrants") exercisable for shares of Common Stock of the Company (the "Transaction"). Each warrant entitles Grabow to purchase one share of Company common stock at the exercise price of $2.50 per share until December 31, 2000. In connection with the Stock Purchase Agreement, Grabow and the Company also entered
            (i) a registration rights agreement, dated as of January 23, 1997, regarding the terms of the registration of the Shares of Common Stock of the Company issuable upon exercise of the Warrants, and
            (ii) an employment agreement dated as of January 23, 1997. Pursuant to the employment agreement, Grabow will serve as President and Chief Executive Officer of the Company at an annual salary level of $250,000 for the first year, and a minimum of $150,000 thereafter. Also in connection with the Transaction, effective January 23, 1997, Grabow was elected to serve as a director of the Company. As a result of the Transaction, Grabow beneficially owns 850,000 shares (or 24.5%) of the Common Stock of the Company.

                     With the acquisition of the JMS Subsidary,  the Company now also offers a line of batter and frozen-finished cakes, brownies and muffins which constitute approximately 90% of the JMS Subsidiary's sales. These products are produced in batches using partially automated equipment at the JMS Subsidiary's facility in Parsippany, New Jersey. The products are sold to wholesale customers as well as supermarket distribution centers and are marketed primarily through food distribution companies in New York and New Jersey. The management of the Company believes that distributors sell approximately 40% of the product to supermarkets and 60% to food service customers such as hospitals, colleges and corporate dining rooms.

                     To develop new accounts, the JMS Subsidiary sales personnel present the product at food shows, contact possible customers directly to have them order the product from their distributor and through direct mailings to customers. The JMS Subsidiary's current food distribution customers include Sysco, Alliant Foods, Rykoff/Sexton and over 75 other accounts consisting of supermarkets, hospitals, colleges, corporate dining facilities and food distribution companies.

                     The  JMS  Subsidiary   sells  its  products  to  Restaurant
            Associates (New York City), the United Nations Food Operation, the Museum of Natural History Restaurant and Food Operations of the World Trade Center as well as many others. The Company management estimates that muffin batters of the JMS Subsidiary currently represents 70% of revenue and baked products represents 30%.

                     The JMS  Subsidiary  started  business in October 1984 as a company making gourmet batter products. The product line was then extended to sugar-free, then fat-free and finally frozen-finished baked products. According to the Company management, this change reflects a change in the market place where consumers wanted more fat-free products and customers wanted frozen-finished products to minimize customer time to bake and finish batter product. Management of the JMS Subsidiary believes that the reputation of the JMS Subsidiary has grown considerably as a result of the products' taste, texture and price value. The product has no preservative, hydrogenated oils or chemicals; rather, it uses natural ingredients.

                     In connection with the Transaction, the Company transferred all of the business assets owned by the Company to a wholly-owned subsidiary in exchange for all of the issued and outstanding shares of common stock of such entity (the "Subsidiary"). As a result, the Company currently acts as holding company with two wholly-owned subsidiaries, the JMS Subsidiary and the WGJ Subsidiary. Subject to obtaining consent of the Company's stockholders, the Company intends to change its name to a name more descriptive of its operations.

                     As part of the  Transaction,  the Company agreed to provide
            $600,000 to the JMS Subsidiary for working capital purposes. The payment of the cash portion of the purchase price for the JMS Subsidiary and such working capital, aggregating $1,500,000, was funded through the net proceeds received from the sale by the
            Company of 1,500,000 common stock purchase warrants (the "Private Placement Warrants") at a price of $1.10 per Private Placement Warrant to a limited number of purchasers that qualify as "accredited investors" under the Securities Act of 1933. The terms of the Private Placement Warrants are substantially similar to the Warrants.

             (III)  OTHER ACQUISITIONS:

                     On March 20, 1997,  the Company  entered into an employment contract with the former owners of a company that produced low-fat and fat-free cookies. Pursuant to the contract both individuals received a signing bonus aggregating $59,000 and will each receive a salary of $25,000 per annum with an opportunity to earn an additional $50,000 each based on sale performance. In addition both individuals will be entitled to an aggregate of 50,000 warrants in the event that sales volume exceeds $750,000 per annum.

             (IV)  PENDING NEGOTIATIONS:

                     On March 17, 1997, the Company signed a letter of intent to acquire the stock of a bakery. The acquisition, if consummated, will be accounted for as a pooling of interests. Plans also call for an expansion of the JMS Subsidiary, closing of part of their baking operations and merging it into the bakery with whom a letter of intent has been signed. There can be no assurance that a definitive agreement will be reached or, if reached, that a closing thereunder will occur.

            (E)  LIQUIDITY AND CAPITAL RESOURCES:

             (I)     LIQUIDITY:

                     Since its inception  the  Company's  only source of working capital has been the $5,700,000 received from the issuance of its securities.

                     In June 1995,  the Company  issued 180,000 shares of common stock to unrelated parties for $600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the Acquisition of Greenberg's-L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. Of the $5,700,000 proceeds from the aforementioned stock sales: (i) $2,125,000 was used to repay the InterEquity debt including interest; (ii) $2,615,000 was used in operations; (iii) $765,00 was used to purchase property, equipment and leaseholds; and
            (iv) $195,000 was used for general corporate purposes.

                     As of December 31, 1996,  the Company has negative  working capital of approximately $1,134,000. During the first quarter of 1997 management took actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. Pursuant to the restructuring a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated. The Company expects that the aforementioned actions will stop the cash outflows which it has experienced since inception.

             (II)    CAPITAL RESOURCES:

                     On  January  23,  1997,  the  Company   purchased  the  JMS
            Subsidiary for $900,000 in cash, 500,000 shares of the Company's common stock valued at $875,000 and $400,000 purchase warrants valued at $440,000.

                     In order to finance the acquisition,  the Company sold in a private placement 1,875,500 common stock purchase warrants at a net price to the Company of $1,747,500.

                     The  pro  forma  effect  of  the  acquisition  and  private placement increased the Company's working capital by $927,000 and cash by $821,000.

                     If  and  when  the  market  price  of the  Company's  stock increases and exceeds the exercise price of the warrants previously issued, the Company can expect to recieve additional funds upon the exercise of its warrants to operate and fund future expansion and acquisitions. The Company is looking for opportunities to acquire other companies which would improve its cash flow and capital positions in both the short and long term. Management believes that funds for such acquisition can be raised in transactions similar to the sale of stock purchase warrants which funded the JMS Subsidiary acquisition.

                     Although  the Company has  previously  been  successful  in obtaining sufficient capital funds through issuances of common stock and warrants, there can be no assurance that the Company will be able to do so in the future.

             (III)   INFLATION AND SEASONALITY:

                     To date,  inflation has not had a significant impact on the
            Company's operations. The Company's revenues are affected by seasonaltity with revenues anticipated to increase during holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.

            (f)      Statements Regarding Forward-Looking Information

                     This  annual  report   contains   certain   forward-looking
            statements with respect to the financial condition, results of operations and business of the Company including statements relating to the cost savings, revenue enhancements and marketing and other advantages that are expected to be realized from the Company's plans to restructure and consolidate its operations and grow through strategic acquisitions. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Such risks and uncertainties include, without limitation: (1) expected cost savings from the restructured or consolidated operations cannot be fully realized; (2) difficulties relating to the integration of new businesses that may be acquired;
            (3) the impact of competition on revenues and margins; (4) increases in the costs of ingredients; and (5) other risks and uncertainties as may be detailed from time to time in the Company's public announcements and Commission filings.

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statement.................................................................F-1

Independent Accountants' Report..............................................................F-2

Financial Statements:

            Balance Sheets as at December 31, 1996 and 1995..................................F-3

            Statement of Operations
                     For the Years Ended December 31, 1996 and 1995..........................F-4

            Statements of Stockholders' Equity (Deficiency)
                     For the Years Ended December 31, 1996 and 1995..........................F-5

            Statements of Cash Flows
                     For the Years Ended December 31, 1996 and 1995..........................F-6

Notes to Financial Statements........................................................F-7 to F-23


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS: COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

            Pursuant to General Instruction E(3) of Form 10-KSB, the information called for by this Item regarding directors is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10.     EXECUTIVE COMPENSATION

            Pursuant to General Instruction E(3) of Form 10-KSB, the information called for by this Item regarding directors is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

            Pursuant to General Instruction E(3) of Form 10-KSB, the information called for by this Item regarding directors is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Pursuant to General Instruction E(3) of Form 10-KSB, the information called for by this Item regarding directors is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)    Financial Statements

       The financial statements filed as part of the Company's Form 10-KSB are listed in Item 7. Financial Statements are included in Part IV hereof at page F-1.

(b)    Reports on Form 8-K

       On February 7, 1997, the Company filed a Current Report on Form 8-K, dated January 1, 1997, to report under Item 2 thereof the Company's acquisition of all the outstanding shares of J.M. Specialties, Inc., and to include under Items 7(a) and 7(b) thereof, the financial statements and pro forma financial information relating to such acquisition transaction.

(c)    Listing of Exhibits


       **2.1 Purchase and Sale Agreement, dated June 2, 1995, by and among the Company, Greenberg Dessert Associates Limited
                      Partnership, SMG Baking Enterprises, Inc. and its limited partners.

       ***2.2         Stock Purchase Agreement, dated as of January 17, 1997, by
                      and  between  the  Company  and  Philip  Grabow,   without
                      exhibits.

       **3.1          Restated Certificate of Incorporation.

       **3.2          Amended and Restated By-laws.

       **4.1          Form of certificate for shares of Common Stock.

       **4.2          Form of Representatives Warrant.

       **4.3          Loan  Agreement,  dated  July  10,  1995,  by and  between
                      InterEquity Capital Partners, L.P. and the Company.

       **10.1 Employment Agreement, dated July 10, 1995, by and between the Company and Stephen Fass.

       **10.2 Employment Agreement, dated as of July 10, 1995, by and between the Company and Willa Rose Abramson.

       **10.3 Employment Agreement, dated as of July 10, 1995, by and between the Company and Maria Maggio Marfuggi.


       **10.4         Employment Agreement and Consulting Agreement,  dated July
                      10, 1995, by and between the Company and Seth Greenberg.

       **10.5         Consulting Agreement,  dated July 10, 1995, by and between
                      the  Company  and  William   Greenberg   Jr..   and  Carol
                      Greenberg.

       **10.6 Departmental License Agreement effective February 1995 by and between the Company and Macy's East, Inc.

       **10.8         Form of Warrant for InterEquity Capital Partners, L.P.

       **10.9         1995 William  Greenberg Jr. Desserts and Cafes, Inc. Stock
                      Option Plan

       **10.10        Lease  Agreement  dated July 1995  between the Company and
                      Murray Greenstein.

       **10.11        Lease  Agreement  dated  January  1994  between  Schnecken
                      Baking Realty Corp. and Gerel Corporation.

       **10.12 Assignment and Assumption of Lease dated July 1995 between the company and Schnecken Baking Realty Corp.

       **10.13        Lease dated  April 1991  between  Greenberg's  35th Street
                      Baking Co., Inc. and Rugby Managed Asset Fund.

       **10.14 Assignment and Assumption of Lease dated July 1995 between the Company and Greenberg's 35th Street Baking Co.

       **10.15        Lease dated May 1989 as modified in January  1991  between
                      Greenberg's  Triple S.  Baking  Co.,  Inc.  and Stahl Real
                      Estate Co.

       **10.16 Assignment and Assumption of Lease dated July 1995 between the Company and Greenberg's Triple S. Baking Co., Inc.

       **10.17 Consulting Agreement, dated July 10, 1995, by and between the Company and Marilyn Miller.

       **10.18        Form of Indemnity Agreement.

       **10.19 Sublease dated December 1995 between Timothy's Coffees of the World, Inc., and the Company.

       ****10.20      Lease dated March 8, 1995 between  Harran  Holding  Corp.,
                      c/o A. J. Clarke Management and the Company.


       ****10.21      Agreement  dated  January  13,  1996  by and  between  the
                      Company and Barry Kaplan Associates.

       *10.22 Employment Agreement, dated January 23, 1997, by and between the Company and Philip Grabow.

       *10.23         Form  of  Warrant  for  the  Private   Placement  made  in
                      conjunction with the JMS Subsidiary acquisition.

       *21.1          List  of  Subsidiaries  of  the  Company,   the  state  of
                      incorporation  of each,  and the names  under  which  such subsidiaries do business.


----------------------

*   Filed Herewith.
** Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.
*** Incorporated  by  reference to Schedule  13-D filed by Philip  Grabow on SEC
    File Number 005-48185.
****Incorporated by reference to the Company's Annual Report for the fiscal year ended 1995 on Form 10-KSB Commission File Number 1-13984.

                                           SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 1997.

                         William Greenberg Jr. Desserts & Cafes, Inc.

                         By:/s/ Philip Grabow
                            __________________________________________
                            Philip Grabow
                            President and Chief Executive Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 1997.


Signatures                                             Title
----------                                             -----


/s/ Philip Grabow                      President, Chief Executive Officer, Chief
__________________________________     Financial and Accounting Officer/Director
Philip Grabow



/s/ Richard Fechtor                    Director
__________________________________
Richard Fechtor


/s/ Raymond J. McKinstry               Director
__________________________________
Raymond J. McKinstry


                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                        Page No.
                                                                                        -------
INDEPENDENT ACCOUNTANTS' REPORT ..................................................          F-2



FINANCIAL STATEMENTS:

      Balance Sheets as at December 31, 1996 and 1995 ............................          F-3


      Statements of Operations
         For the Years Ended December 31, 1996 and 1995 ..........................          F-4


      Statements of Stockholders' Equity (Deficiency)
         For the Years Ended December 31, 1996 and 1995 ..........................          F-5


      Statements of Cash Flows
         For the Years Ended December 31, 1996 and 1995 ..........................          F-6



NOTES TO FINANCIAL STATEMENTS ....................................................      F-7 to F-23


                   [LETTERHEAD OF WEINICK, SANDERS & CO. LLP]





                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
William Greenberg Jr. Desserts and Cafes, Inc.

We have audited the accompanying balance sheets of William Greenberg Jr. Desserts and Cafes, Inc. as at December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of William Greenberg Jr. Desserts and Cafes, Inc. as at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a significant net loss for the year ended December 31, 1996 and as of December 31, 1996 has a working capital deficiency in the amount of $1,133,747, which raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters is discussed in the notes to the financial statements.


                                                  /s/ Weinick, Sanders & Co. LLP


New York, N. Y.
March 21, 1997
(Except for Note 11 and 13 for
which the date is April 1, 1997)

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                                 BALANCE SHEETS



                                   A S S E T S

                                                                            December 31,
                                                                     --------------------------
                                                                        1996               1995
                                                                     -----------    -----------
Current assets:
   Cash and cash equivalents (Note 2)                                $  204,136    $ 2,169,999
   Accounts receivable - trade net of allowance
     for doubtful accounts of $18,500 in 1996
     and 1995 (Note 2)                                                  275,060        222,623
   Inventory (Note 2)                                                    75,000         91,631
   Prepaid insurance                                                    117,941         89,342
   Prepaid expenses and other current assets                              9,231         11,190
                                                                     -----------    -----------
          Total current assets                                          681,368      2,584,785
                                                                     -----------    -----------

Other assets:
   Property and equipment, at recoverable amount
     in 1996 and at cost in 1995, less accumulated
     depreciation and amortization of $37,702 in
     1995 (Notes 2 and 5)                                               850,000      1,477,062
   Covenant not to compete (Notes 2 and 3)                               87,500        112,500
   Goodwill (Notes 2 and 6)                                                --          903,060
   Security deposits (Note 7)                                           116,108         77,772
                                                                     -----------    -----------
          Total other assets                                          1,053,608      2,570,394
                                                                     -----------    -----------

                                                                    $ 1,734,976    $ 5,155,179
                                                                     ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                                 $   834,531    $   387,630
   Estimated liability for restructuring (Note 2)                       450,000           --
   Accrued payroll:
     Stockholder/officer (Note 9)                                        71,634           --
     Other                                                              140,751           --
   Accrued expenses and other current liabilities                       318,199         64,240
                                                                     -----------    -----------
          Total current liabilities                                   1,815,115        451,870
                                                                     -----------    -----------

Deferred rent (Note 8)                                                   68,602         23,207
                                                                     -----------    -----------

Commitments and contingencies (Note 10)                                    --             --

Stockholders' equity (deficiency) (Note 9):
   Preferred stock - $.001 par value
     Authorized - 2,000,000 shares
     Issued - none
   Common stock - $.001 par value
     Authorized - 10,000,000 shares
     Issued and outstanding - 2,621,500 shares
       in 1996 and 2,560,000 shares in 1995                               2,622          2,560
   Additional paid-in capital                                         6,746,564      6,597,342
   Accumulated deficit                                               (6,897,927)    (1,919,800)
                                                                     -----------    -----------
          Total stockholders' equity (deficiency)                    (  148,741)     4,680,102
                                                                     -----------    -----------

                                                                    $ 1,734,976    $ 5,155,179
                                                                     ===========    ===========



                       See notes to financial statements.

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                            STATEMENTS OF OPERATIONS



                                                                             For the Years Ended
                                                                                 December 31,
                                                                         ---------------------------
                                                                             1996             1995
                                                                         ----------       ----------
Net sales                                                                $4,232,616       $1,741,014
                                                                         ----------       ----------

Costs and expenses:
   Cost of sales                                                          3,109,536        1,280,963
   Selling, general and administrative expenses                           3,836,193        1,340,774
   Consulting fees - related party (Note 10)                                   -              30,000
                                                                         ----------       ----------
Total costs and expenses                                                  6,945,729        2,651,737
                                                                         ----------       ----------

Loss from operations                                                    ( 2,713,113)     (   910,723)
                                                                         ----------       ----------

Other income (expenses):
   Interest expense                                                     (     5,555)     (   112,735)
   Write-off of goodwill                                                (   840,780)            -
   Loss on impairment of property and
     equipment (Notes 2 and 5)                                          (   797,559)            -
   Restructuring loss (Note 2)                                          (   450,000)            -
   Interest income                                                           41,767           19,108
   Compensatory element of issuance of warrants                         (   204,064)     (   856,871)
                                                                         ----------       ----------
Total other income (expenses)                                           ( 2,256,191)     (   950,498)
                                                                         ----------       ----------

Net loss before income taxes                                            ( 4,969,304)     ( 1,861,221)

Provision for income taxes                                                    8,823             -
                                                                         ----------       -----------

Net loss                                                                ($4,978,127)     ($1,861,221)
                                                                         ==========       ==========


Net loss per common share                                                    ($1.82)          ($1.02)
                                                                              =====            =====

Weighted average number of common
   shares outstanding (Note 2)                                            2,731,386        1,828,609
                                                                          =========        =========



                       See notes to financial statements.

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                        Common Stock
                                      ------------------                                      Total
                                      Number               Additional                      Stockholders'
                                        of                  Paid-in          Accumulated      Equity
                                      Shares      Amount    Capital           Deficit       (Deficiency)
                                      ---------   -------    ----------      ----------     ----------
Balance at December 31, 1994          1,170,000    $1,170    $   22,275     ($   58,579)   ($   35,134)

Common stock issued for
   cash ($3.33 per share)               180,000       180       599,820            -           600,000

Common stock issued for
   cash ($3.33 per share)                60,000        60       199,940            -           200,000

Common stock issued for
   cash ($5.25 per share) as
   a result of a public offer-
   ing less expenses of the
   offering of $1,118,914             1,150,000     1,150     4,917,436            -         4,918,586

Fair market value of warrant
   to acquire 163,404 shares
   of common stock issued to
   a lender in order to  obtain
   financing  for the  purchase
   of the  operating assets of
   Greenberg Desserts Associates
   Limited Partnership, valued
   at $5.25 per share                      -         -          857,871              -         857,871

Net loss                                   -         -             -        ( 1,861,221)   ( 1,861,221)
                                      ---------    ------    ----------      ----------     ----------

Balance at December 31, 1995          2,560,000     2,560     6,597,342     ( 1,919,800)     4,680,102

Common stock issued to
   employees as compensation             11,000        11        32,989            -            33,000

Common stock issued in
   consideration of legal
   and consulting services               50,500        51       104,458            -           104,509

Fair market value of warrant
   to acquire 3,925 shares
   of common stock issued to a
   lender in order to obtain
   financing for the purchase
   of the operating assets of
   Greenberg Desserts Associates
   Limited Partnership, valued
   at $3 per share                         -         -           11,775              -          11,775

Net loss                                   -         -             -        ( 4,978,127)   ( 4,978,127)
                                      ---------    ------    ----------      ----------     ----------

                                      2,621,500    $2,622    $6,746,564     ($6,897,927)   ($  148,741)
                                      =========    ======    ==========      ==========     ==========


                       See notes to financial statements.

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                            STATEMENTS OF CASH FLOWS


                                                                            For the Years Ended
                                                                                 December 31,
                                                                         ---------------------------
                                                                            1996             1995
                                                                         ----------       ----------
Cash flows from operating activities:
   Net loss                                                             ($4,978,127)     ($1,861,221)
                                                                         ----------       ----------
   Adjustments to reconcile net loss to net
        cash used in operating activities:
     Depreciation and amortization                                          297,273           81,342
     Write-off of goodwill                                                  840,780             -
     Loss on impairment of bakery
        property and equipment                                              797,559             -
     Restructuring loss                                                     450,000             -
     Stock issued to employees                                               33,000             -
     Stock issued in consideration of services                              104,509             -
     Deferred rent                                                           45,394           23,207
     Compensatory element of issuance of warrants                           204,064          856,871
     Increase (decrease) in cash flows as
          a result of changes in asset and
          liability account balances:
        Accounts receivable                                             (    52,437)     (   222,623)
        Inventory                                                            16,631      (    51,631)
        Prepaid expenses and other current assets                       (    26,640)     (   100,532)
        Security deposits                                               (    38,336)     (    77,772)
        Other assets                                                           -               2,731
        Accounts payable                                                    446,901          387,630
        Accrued expenses and other current liabilities                      202,421           63,240
                                                                         ----------       ----------
   Total adjustments                                                      3,321,119          962,463
                                                                         ----------       ----------

Net cash used in operating activities                                   ( 1,657,008)     (   898,758)
                                                                         ----------       ----------

Cash flows from investing activities:

   Purchase of property and equipment                                   (   380,489)     (   371,197)
   Purchase of Greenberg Dessert Associates
     Limited Partnership, net assets                                           -         ( 2,073,500)
                                                                         ----------       ----------
Net cash used in investing activities                                   (   380,489)     ( 2,444,697)
                                                                         ----------       ----------

Cash flows from financing activities:
   Proceeds from sale of common stock and warrant                              -           5,719,586
   Proceeds from loan                                                          -           2,000,000
   Repayment of loan                                                           -         ( 2,000,000)
   Repayment of acquisition liabilities                                        -         (   155,700)
   Increase (decrease) in amount due to office/stockholder                   71,634      (    50,432)
                                                                         ----------       ----------
Net cash provided by financing activities                                    71,634        5,513,454
                                                                         ----------       ----------

Net increase (decrease) in cash and cash equivalents                    ( 1,965,863)       2,169,999

Cash and cash equivalents at beginning of year                            2,169,999             -
                                                                         ----------       ----------
Cash and cash equivalents at end of year                                 $  204,136       $2,169,999
                                                                         ==========       ==========

Supplemental Disclosures of Cash Flow Information:

   Cash payments for the year:

     Interest expense                                                    $    5,555       $  112,735
                                                                         ==========       ==========
     Income taxes                                                        $     -          $      161
                                                                         ==========       ==========



                       See notes to financial statements.

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

NOTE 1 -    REALIZATION OF ASSETS - GOING CONCERN.

                     William   Greenberg  Jr.  Desserts  and  Cafes,  Inc.  (the
            "Company") was incorporated in the State of New York on November 12, 1993. Since its inception through July 10, 1995, the Company was a development stage enterprise and did not generate any revenues and did not carry on any significant operations. Management's efforts were directed toward the development and implementation of a plan to generate sufficient revenues in the bakery industry to cover all of its present and future costs and expenses. On July 10, 1995, the Company acquired the net operating assets of Greenberg Dessert Associates Limited Partnership ("Greenberg's-L.P.") at which time the Company commenced operations and ceased being a development stage enterprise. The deficit accumulated during the development stage aggregated $100,112.

                     During  the year  ended  December  31,  1996,  the  Company incurred a loss from operations in the amount of $2,713,113 and a net loss of $4,978,127 and as at December 31, 1996 had a working capital deficiency of $1,133,747. During the fourth quarter of 1996, the Company recorded a $450,000 charge for management's estimate of the costs for actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. The restructuring charge is predominately comprised of costs associated with renegotiating executive employment contracts, severance costs associated with the elimination of certain positions and provision for lease obligations on certain retail stores.

                     In  connection  with the  restructuring  plan,  the Company determined the carrying value of its baking equipment, furniture and fixtures and leasehold improvements exceeded their fair market value. Therefore, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets", a provision for impairment losses aggregating $797,559 was charged and included as part of other expenses in the accompanying statement of operations. Such impairment loss represents the excess of the carrying value of $1,647,559 over management's estimate of the fair market value of the assets of $850,000.

                     In addition,  management  has determined  that  unamortized goodwill at December 31, 1996 of $840,780 which was recorded upon the acquisition of the net operating assets of Greenberg's L.P., has no continuing value and, accordingly, was charged to operations in 1996.

NOTE 1 -    REALIZATION OF ASSETS - GOING CONCERN.  (Continued)

                     As more fully described  elsewhere  herein,  the Company on
            January 17, 1997 purchased all the outstanding capital stock of J.M. Specialties, Inc. ("JMS") in an acquisition to be accounted for as a purchase (the "Acquisition"). The total purchase price aggregated $2,215,000 of which $900,000 was paid in cash and the remaining $1,315,000 through the issuance of 500,000 shares of the Company's common stock at fair market value of $1.75 per share and purchase warrants valued at fair market value of $1.10 per warrant to acquire 400,000 shares of the Company's common stock at fair market value of $2.50 per share. JMS offers a line of batter and frozen finished cakes, brownies and muffins.

                     In order to finance the Acquisition, the Company raised net proceeds of $1,747,500 from the issuance of 1,875,000 common stock purchase warrants which are exercisable at a price of $2.50 per share.

                     The  unaudited  pro forma effect to the  Company's  balance sheet of the Acquisition and the issuance of the common stock purchase warrants (as if they had occurred on December 31, 1996) would be to increase the Company's tangible net worth and decrease its working capital deficiency to approximately $1,160,000 and ($207,000), respectively.

                     In   connection   with  the  above   described   subsequent
            transactions, the Company transferred all of its business assets to a newly formed wholly-owned subsidiary in exchange for all of the issued and outstanding shares of common stock of such entity (the "Subsidiary"). As a result, the Company will act as a holding company with two wholly-owned subsidiaries, JMS and the Subsidiary. Subject to obtaining consent of the Company's stockholders, the Company intends to change its name to a name more descriptive of its operations.

                     Although the Company is currently operating its businesses, the continuation of such business as going concerns is contingent upon, among other things, the continued forbearance by the Company's creditors from exercising their rights in connection with delinquent accounts payable and payroll obligations. Management has indicated its plan to meet its obligations is dependent upon (i) the success of the restructuring of its New York City baking operations and (ii) cash flows, if any, generated from JMS and the acquisition of additional businesses. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

            (a)   Revenue Recognition:

                     The  Company   recognizes   revenues  in  accordance   with
            generally accepted accounting principles in the period in which its products are shipped to its wholesale or mail order customers. Retail store sales are recorded when the consumer purchases the Company's products at one of its retail stores. Expenses are recorded in the period in which they are incurred, in accordance with generally accepted accounting principles.

            (b)   Use of Estimates:

                     The preparation of financial  statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            (c)   Cash and Cash Equivalents:

                     The Company  considers all highly  liquid debt  instruments purchased with a maturity of three months or less to be cash equivalents.

            (d)   Concentrations of Credit Risk:

                     Financial  instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of customers comprising the Company's customer base. In addition, the Company performs ongoing credit evaluations of its customers' financial condition and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

            (e)   Inventory:

                     The inventory,  consisting principally of raw materials, is valued at the lower of cost (first-in, first-out method) or market.

            (f)   Property and Equipment:

                     Depreciation is computed on the  straight-line  method over the estimated useful lives of the assets which range from ten to fifteen years. Significant improvements are capitalized; maintenance and repairs are charged to income. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss, if any, is reflected in income. As discussed in Note 1 management has determined that there has been an impairment to the value of its property and equipment and has accordingly written them down to their net realized value.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

            (g)   Intangibles:

                     The covenant  not to compete is amortized  over the term of the agreement and goodwill is amortized over its estimated useful life of five years (See Note 4).

                     As  discussed  in  Note  1  the  Company's  management  has determined that the unamortized goodwill as at December 31, 1996 has no continuing value and accordingly it was charged to operations during the fourth quarter of 1996.

            (h)   Income Taxes:

                     At December 31, 1996,  the Company has a deferred tax asset of $1,564,000 arising primarily from a net operating loss carry-forward of approximately $4,600,000 available to reduce future taxable income, of which $1,950,000 expires in 2010 and $2,650,000 expires in 2011. Since management estimates that it is not likely that the Company will be able to utilize this asset in the future, it has been fully reserved.

            (i)   Per Share Data:

                     Net loss per share was  computed  by the  weighted  average number of shares outstanding during each period. The issuance of all common shares prior to October 12, 1995 (1,410,000 shares) and the assumed conversion of a warrant into 167,329 shares of common stock have been retroactively reflected in the computation as if they had occurred at inception.

NOTE 3 -    ACQUISITION OF GREENBERG DESSERT ASSOCIATES LIMITED PARTNERSHIP.

                     On June 2, 1995,  the Company  entered into an agreement to purchase the operating assets (net of $155,700 in assumed liabilities), properties and rights of Greenberg Dessert Associates Limited Partnership (Greenberg's-L.P.) for $2,000,000, consisting of $1,967,300 in cash and a promissory note in the amount of $32,700. This acquisition, which was consummated on July 10, 1995, was accounted for as a purchase. The excess of the purchase price over the value of the net assets acquired was recorded as goodwill. In addition, the Company incurred legal fees of $26,000, which related to the Greenberg's-L.P. acquisition.

                     The net assets  purchased  and the  liabilities  assumed of
            Greenberg's-L.P. are summarized below:

            Assets purchased:
               Furniture, fixtures and leasehold improvements                 $1,130,000
               Inventories                                                        40,000
               Covenant not to compete                                           125,000
                                                                              ----------
                                                                               1,295,000

            Liabilities assumed:
               Note payable - bank                                            (  123,000)
               Rent payable                                                   (   32,700)
                                                                               ---------
            Net assets acquired                                                1,139,300
            Purchase price, including $73,500 of
               acquisition costs                                               2,073,500

            Excess of purchase price over net assets acquired                ($  934,200)
                                                                              ==========


NOTE 3 - ACQUISITION OF GREENBERG DESSERT ASSOCIATES LIMITED PARTNERSHIP. (Continued)

                     The business acquired from Greenberg's-L.P.  was founded in
            1946 and is a recognized provider of premium quality baked goods and desserts. The Company currently owns and operates six (6) retail bakery stores located in Manhattan, N.Y. All baking is done at its main commercial bakery which is located on West 47th Street, N.Y., N.Y. From this location, it services commercial and catering customers as well as supplying all baked goods to its six retail stores.

                     The  Company  entered  in  consulting   and/or   employment
            agreements   with  a  partner   and  three   (3)  key   members   of
            Greenberg's-L.P. management (see Note 10).

                     In order to finance this acquisition,  on July 10, 1995 the
            Company obtained $2,000,000 from InterEquity Capital Partners, L.P., ("InterEquity") in the form of (i) an amortizing note in the aggregate amount of $1,999,000 (the "Amortizing Note") and (ii) a $1,000 note which was convertible into shares of common stock of the Company or a warrant to acquire shares of the Company's stock (the "Convertible Note" and together with the Amortizing Note, the "Notes"). Interest on the Note was 14.5% per annum. The Company also paid InterEquity a commitment fee of $50,000. The Notes were collateralized by a security interest in all of the Company's assets as well as a collateral assignment of all of the Company's leases and a pledge of an aggregate of 1,025,000 shares of common stock owned by the two founding stockholders and the Company's President. The Amortizing Note was payable on or prior to July 31, 2000, with interest only for the first 12 months and 48 equal monthly installments of principal and interest commencing July 31, 1996 through June 30, 2000. The Convertible Note was payable in full on July 31, 2000 with interest only payable monthly commencing July 31, 1995. This financing agreement allowed InterEquity to convert the Convertible Note into shares of the Company's capital stock or a warrant to acquire shares of stock of the Company in a number sufficient to equal up to 11% of the Company's then outstanding preferred and/or common shares of stock.

                     The  Notes  were  repaid in full in  October  1995 from the proceeds of the sale to the public of the Company's common stock which was consummated in October 1995. InterEquity exercised its option under the terms of the Convertible Note to purchase a warrant for $1,000 to acquire shares equal to 6% of the Company's outstanding preferred and common shares. The warrant expires in October, 2001 and contains anti-dilutive provisions which entitle InterEquity to 6% of the Company's capital stock on the date the warrant is converted into capital stock. The loan agreement also requires the Company to keep in reserve shares sufficient to satisfy the required amount to be issued to InterEquity upon conversion. The holder of any shares issued pursuant to such conversion may demand, under certain conditions, that the Company purchase such capital shares for an amount equal to a multiple of earnings as defined or the fair value of the shares as determined by independent appraisal. Such put is only available to the holder(s) of such shares from July 10, 2000 through July 31, 2005 and then only if the Company's classes of capital stock subject to the put are not listed for trading on a national securities exchange and/or are not quoted on an automated quotation system.

NOTE 3 - ACQUISITION OF GREENBERG DESSERT ASSOCIATES LIMITED PARTNERSHIP. (Continued)

                     The  $856,871  difference  between  the  fair  value of the
            163,404 shares of the Company's common stock reserved for issuance under the warrant and the $1,000 proceeds from the warrant was charged to operations in 1995. Management ascribed a fair value of $5.25 per common share which approximated the market value of the Company's common stock at the date InterEquity purchased the warrant. As a result of the Company's issuance of 61,500 common shares during 1996, InterEquity is entitled to 3,925 additional shares of the Company's common stock based upon the anti-dilutive provision of its warrant. Accordingly, $11,775 was charged to operations in 1996 which represented the market value of the stock on the date the shares were issued.

NOTE 4 -    ACQUISITION OF JMS SPECIALTIES, INC.

                     On January  23,  1997,  the Company  purchased  100% of the outstanding common stock of J.M. Specialties, Inc. ("JMS") in a transaction to be accounted for as a purchase (the "Acquisition"). The purchase price of $2,215,000 consisted of (i) $900,000 in cash,
            (ii) 500,000 shares of the Company's common stock valued at fair market value of $1.75 per share (aggregating $875,000), and (iii) 400,000 purchase warrants valued at fair market value of $1.10 per warrant (aggregating $440,000) to acquire 400,000 shares of the Company's common stock at $2.50 per share. The warrants are in the same form as those described below.

                     JMS,  which  was  founded  in  1984,  offers a line of both batter and frozen finished cakes, brownies and muffins - with muffins constituting approximately 90% of sales. These products are produced in batches using partially automated equipment at its facility in Parsippany, New Jersey. The product is sold to wholesale customers as well as supermarket distribution centers and is marketed primarily through food distribution companies in New Jersey and New York. In turn, according to JMS's management, the distributor sells approximately forty percent of the product to supermarkets and sixty percent to food service customers, such as hospitals, colleges, restaurants and corporate dining rooms.

                     In connection  with the  Acquisition,  the Company  entered into an employment agreement with the selling shareholder pursuant to which he will serve as a director and chief executive officer of the Company at an annual salary level of $250,000 for the first year and a minimum of $150,000 thereafter. In addition, the Company agreed to provide $600,000 to JMS for working capital.

                     In connection with the Acquisition, the Company transferred all of its then owned business assets to a newly formed wholly-owned subsidiary in exchange for all of the issued and outstanding shares of common stock of such entity (the "Subsidiary"). As a result, the Company currently acts as a holding company with two wholly-owned subsidiaries, JMS and the Subsidiary. Subject to obtaining consent of the Company's stockholders, the Company intends to change its name to Food Concepts, Inc., a name more descriptive of its operations.

NOTE 4 -    ACQUISITION OF JMS SPECIALTIES, INC.  (Continued)

                     In order to finance the Acquisition,  the Company sold in a private placement 1,875,500 common stock purchase warrants ("the Placement Warrants") at a net price to the Company (after expenses of $315,000) of $1,747,500. Each Placement Warrant entitles the holder thereof to purchase one common share, par value $.001 per share, of the common stock of the Company at an exercise price per share of $2.50 for a term which will expire on December 31, 2000.

                     The Company has the right to redeem the Placement Warrants, in installments, at a redemption price of $.10 per warrant commencing six months after the date of issuance if the stock trades at a designated level for at least five trading days prior to the month preceding the date on which the redemption right may be exercised.

                     The  holders of the  Placement  Warrants  have a put option pursuant to which for a 60 day period prior to their expiration date, the holder has the right to require the Company to repurchase the Placement Warrants for a consideration consisting of $.10 per warrant plus 40% of a share of common stock. In addition, the Placement Warrants have standard anti-dilution protection.

                  The assets  acquired and the  liabilities  assumed at December
            31, 1996, in connection with the Acquisition, are as follows:

                       Assets:
                         Cash                                       $ 84,129
                         Accounts receivable                         224,378
                         Notes receivable                             60,000
                         Inventories                                 274,803
                         Prepaid expenses                             14,063
                         Property and equipment                      483,608
                         Other assets                                 27,999
                                                                    --------
                                                                                   $1,168,980

                       Liabilities:
                         Long-term debt                               23,607
                         Notes payable - bank                         75,000
                         Accounts payable and
                           accrued expenses                          123,938
                                                                    --------

                                                                                      222,545
                                                                                   ----------

                       Excess of net assets acquired
                         over liabilities assumed                                     946,435

                       Goodwill                                                     1,356,565
                                                                                   ----------

                                                                                   $2,303,000
                                                                                   ==========


NOTE 4 -    ACQUISITION OF JMS SPECIALTIES, INC.  (Continued)

                     The unaudited  consolidated condensed financial statements, on a pro forma basis, as if JMS had been acquired at the beginning of 1996 and 1995 are as follows:

            Unaudited Proforma Balance Sheets:


                                          A S S E T S

                                                                     1996              1995
                                                                 -----------       ----------
            Current assets:
              Cash                                               $ 1,027,985       $3,304,437
              Accounts receivable                                    499,438          426,548
              Notes receivable                                        60,000          171,000
              Inventory                                              349,803          421,782
              Prepaid expense                                        141,235          140,447
                                                                 -----------       ----------
                                                                   2,078,461        4,464,214
                                                                 -----------       ----------
            Property and equipment                                 1,297,894        1,992,972
                                                                 -----------       ----------

            Other assets:
              Covenant not to compete                                 87,500          250,885
              Goodwill                                             1,266,127        2,188,461
              Security deposits                                      144,107          106,140
                                                                 -----------       ----------
                                                                   1,497,734        2,545,486
                                                                 -----------       ----------
                                                                 $ 4,874,089       $9,002,672
                                                                 ===========       ==========


                             LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     1996              1995
                                                                 -----------       ----------
            Current liabilities:
              Current portion of long-term debt                  $    16,999       $   63,019
              Notes payable bank                                      75,000          162,925
              Accounts payable and accrued expenses                1,677,643          991,396
              Estimated loss on restructuring                        450,000             -
                                                                 -----------       ----------
                                                                   2,219,642        1,217,340
                                                                 -----------       ----------
            Long-term debt, net of current portion                    75,209          145,860
                                                                 -----------       ----------

            Stockholders' equity:
              Common stock                                             3,156            3,094
              Additional paid-in capital                          10,126,444        9,977,222
              Accumulated deficit                               (  7,440,362)     ( 2,340,844)
                                                                 -----------       ----------
                                                                   2,689,238        7,639,472
                                                                 -----------       ----------
                                                                 $ 4,984,089       $9,002,672
                                                                 ===========       ==========


NOTE 4 -    ACQUISITION OF JMS SPECIALTIES, INC.  (Continued)

            Unaudited Proforma Statements of Operations:


                                                                     1996              1995
                                                                 -----------       ----------
            Net sales                                            $ 7,442,509       $5,389,124
            Costs and expenses                                    10,169,754        6,105,108
                                                                 -----------       ----------

            Loss from operations                                (  2,727,245)     (   715,984)
            Other expenses (net)                                (  2,700,933)     ( 1,537,807)
                                                                 -----------       ----------

            Loss before extraordinary credit                    (  5,428,178)     ( 2,253,791)
            Extraordinary credit                                      31,375             -
                                                                 -----------       -----------

                                                                ($ 5,396,803)     ($2,253,791)
                                                                 ===========       ==========

            Pro forma per share data:
              Net loss per common share                               ($1.65)           ($.95)
                                                                       =====             ====
              Weighted average number of
                common shares outstanding                          3,265,471        2,362,694
                                                                   =========        =========



NOTE 5 -    PROPERTY AND EQUIPMENT.

                     As mentioned in Note 1(a) the Company's  baking  equipment, furniture and fixtures and leasehold improvements were deemed to be impaired and written down to managements estimate of their fair value at December 31, 1996. Fair value, was determined by management's estimation of the net sales value if the property assets were offered for sale. An impairment loss in the amount of $797,559 was charged to operations during the fourth quarter of 1996.

                     The following is a summary of property and equipment:


                                                  As at December 31,
                                        -------------------------------------
                                                           1996                        1995
                                        --------------------------------------      ---------
                                         Historical     Impairment      Fair         Historical
                                           Basis          Loss          Value          Basis
                                        ----------     ----------     --------      ----------
Baking equipment                        $  553,305     $  264,889     $288,416      $  522,127
Furniture and fixtures                     165,908        115,373       50,535          51,753
Leasehold improvements                   1,176,041        664,992      511,049         940,884
                                        ----------     ----------     --------      ----------
                                         1,895,254      1,045,254      850,000       1,514,764
Less:  Accumulated depreciation
         and amortization                  247,695        247,695         -             37,702
                                        ----------     ----------     --------      ----------

                                        $1,647,559     $  797,559     $850,000      $1,477,062
                                        ==========     ==========     ========      ==========


NOTE 6 -    INTANGIBLE ASSETS.

                     The acquisition  agreement of Greenberg's-L.P.  contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $25,000 in 1996 and $12,500 in 1995.

                     The  excess of cost over the fair  value of the net  assets acquired from Greenberg's L.P. aggregated $934,200. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations in 1996 and 1995 was $62,280 and $31,140, respectively.

                     Continuing   operating  losses  has  caused  management  to
            reevaluate the goodwill acquired in the purchase of Greenberg's-L.P. In the first quarter of 1997, management completed its reevaluation and determined that the goodwill had no continuing value and the unamortized portion of $840,780 was charged to operations in the fourth quarter of 1996.

NOTE 7 -    SECURITY DEPOSITS.

                     Security  deposits are comprised of rent deposits  relating to various leaseholds which the Company occupies.

NOTE 8 -    DEFERRED RENT.

                     The accompanying  financial statements reflect rent expense on a straight-line basis over the life of the lease. Rent expense charged to operations differs with the cash payments required under the terms of the real property operating leases because of scheduled rent payment increases throughout the term of the leases. The deferred rent liability is the result of recognizing rental expense as required by generally accepted accounting principles.

NOTE 9 -    CAPITAL STOCK.

            (a)   Common Stock:

                     The Company  issued  180,000  shares of its common stock in
            June 1995 to unrelated persons for $600,000 ($3.33 per share) which, in the opinion of the Board of Directors, was the then fair value of the common shares.

                     The  Company  received  on August 7, 1995 an  aggregate  of
            $200,000 for the issuance of 60,000 shares of the Company's common stock ($3.33 per share) which, in the Board of Directors' opinion was the fair value of the common shares at the time of issuance.

            (a)   Common Stock:

                     In October  1995,  the Company  successfully  completed the initial public offering of its securities for sale to the public. The offering resulted in the sale of 1,115,000 shares of the Company's common stock at a price of $5.25 per share with proceeds to the Company, net of offering costs of $1,118,914, aggregating $4,918,586. The sale resulted in additional paid-in capital of $4,917,436. The Company and its directors, officers, and shareholders owning more than 5% of the Common Stock agreed with the representative of the Underwriter not to directly or indirectly register, issue, offer, sell, offer to sell, contract to sell, hypothecate, pledge, or otherwise dispose of any shares of Common Stock, or any securities convertible into or exercisable or exchangeable for shares of Common Stock, for a period of 12 months from the effective date of the Company's initial public offering without the prior written consent of the Underwriter.

                     In November  1996,  the Company issued 11,000 shares of its common stock to two (2) employees valued at $33,000 for services rendered. In November and December 1996, the Company issued an aggregate of 26,000 shares of its common stock valued at $54,510 to two law firms in settlement of amounts owed for legal services.

                     In November 1996, 25,000 shares of common stock were issued to a consultant pursuant to an exercise of an option at $2.00 per share resulting in a charge to operations of $50,000 which represented the value of his services.

            (b)   Warrants:

              (i)  Warrants Issued in 1995:

                     In  order  to  obtain  financing  for  the  acquisition  of
            Greenberg's-L.P. (see Note 2), the Company sold to the lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock (163,404 shares of common stock). The warrant expires on July 31, 2001. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. Based upon the issuance 61,500 shares of common stock during 1996, the lender is entitled to an additional 3,925 shares of common stock. Accordingly, the financial statements include a charge to operations of $11,775 which represents the market value of the stock at the time the 61,500 common shares were issued by the Company.

                     In connection with the Company's  successful initial public offering of its securities, the Company issued warrants for nominal consideration to the underwriter to acquire 100,000 shares of the Company's common stock at $6.30 per share.

            (b)   Warrants:

             (ii)  Warrants Issued in 1997:

                     As part of the  Acquisition,  the Company issued on January
            17, 1997, 350,000 warrants to JMS's former owner and 50,000 warrants to certain of it's employees.

                     Concurrent  with the  Acquisition  on January 17, 1997, the
            Company issued 50,000 warrants to each of three (3) of the Company's directors. Two (2) of which are also officers of the Company.

                     In order to finance the  Acquisition,  the Company  sold to accredited investors 1,875,000 Placement Warrants at a purchase price to the Company of $1,747,500 (after offering costs of $315,000).

                     All  of  the  Placement  Warrants  issued  pursuant  to the
            Acquisition aggregating $2,425,000 entitles the holder thereof to purchase one common share, par value $.001 per share, of the common stock of the Company at an exercise price per share of $2.50 for a term which will expire on December 31, 2000.

                     The Company has the right to redeem the Placement Warrants, in installments, at a redemption price of $.10 per warrant commencing six months after the date of issuance if the stock trades at a designated level for at least five trading days prior to the month preceding the date on which the redemption right may be exercised.

                     The  holders of the  Placement  Warrants  have a put option pursuant to which for a 60 day period prior to their expiration date, the holder has the right to require the Company to repurchase the Placement Warrants for a consideration consisting of $.10 per warrant plus 40% of a share of common stock. In addition, the Placement Warrants have standard anti-dilution protection.

            (c)   Stock Options:

                     On August 9, 1995, the Company's Board of Directors adopted the Company's 1995 stock option plan (the "Option Plan") pursuant to which options to acquire an aggregate of 100,000 shares of common stock may be granted to employees, officers, directors or consultants to the Company. The Option Plan provides for the grant of both incentive stock options, intended to qualify for preferential tax treatment under Section 422 of the Internal Revenue Code, and nonstatutory stock options that do not qualify for such tax treatment. No options can be granted under the Option Plan at less than 100% of the fair market value of the Company's common stock on the date of grant. No options have been granted under the Option Plan.

            (c)   Stock Options:

                     On  July 5,  1996,  the  Company  entered  into  an  option agreement with a consultant pursuant to which he was granted an option to purchase 50,000 shares of the Company's common stock at an exercise price of $2 per share. The option is exercisable with respect to (a) 25,000 shares on August 4, 1996, (b) with respect to the remaining 25,000 shares after the occurrence of a qualifying event as described in the consulting agreement.

                     On November 21, 1996,  25,000 options were exercised  which represented the value of the consultant's services whereupon $50,000 was charged to operations as consulting expense.

NOTE 10 -   COMMITMENTS AND CONTINGENCIES.

            (a)   Leases:

                     The Company  leases  four (4) of its six (6) retail  stores and its commercial baking facility under five non-cancelable operating leases which expire at various dates through May 2006. Its two (2) cafes which are located in Macy's are occupied pursuant to a license agreement described in Note 10(c).

                     During  March 1996,  the Company  entered  into a lease for retail space which will expire on March 31, 2006. Due to lack of working capital, the store has been vacant since the lease's inception. However, in March 1997, management made the decision to open a store at this location. The Company has reserved $138,000 for losses on the lease which represents six months rent of $88,000 and a write-off of the costs of obtaining the lease of $50,000.

                     The minimum future rental payments are as follows:


                                Years Ending
                                December 31,
                                ------------
                                    1997                                $  561,195
                                    1998                                   581,628
                                    1999                                   444,108
                                    2000                                   376,235
                                    2001                                   338,438
                                 Thereafter                              1,933,987
                                                                        ----------
                            Total minimum future
                              rental payments                           $4,235,591
                                                                        ==========



            (b)   Employment and Consulting Agreements:

                     On July 10, 1995,  the Company  entered into an  employment agreement with its then president for a term of five (5) years with a base salary of $100,000 for the first year, $125,000 for the second year of the term and $150,000 for each of the third through fifth years of the term. The Company also entered into employment agreements, as of July 10, 1995, with its then Chairman and its Chief Executive Officer for a term of three (3) years with each of the two receiving a base salary of $75,000 for the first year of the term, $100,000 for the second year of the term and $125,000 for the third year. In addition to the base salary, each of these three employees is entitled to receive an annual performance bonus equal to 5% of the pre-tax earnings, as defined, of the Company over $800,000. Each of such employment agreements generally provide that the executive will be entitled to a severance payment equal to one year of that executive's compensation in the event the executive is terminated other than for cause.

                     In connection with the  Greenberg's-L.P.  acquisition  (see
            Note 3), the Company entered into consulting and/or employment agreements with one of the partners and three (3) key members of management of Greenberg's-L.P. The agreements run up to 30 months and aggregate $498,000 for each of the first two years and $46,500 for the third period. On April 15, 1996, the Company's then chairman and chief executive officer's employment contract was terminated upon her resignation. As settlement of her employment contract, the Company agreed to continue paying her monthly salary of $8,333 for a period of 16 months.

                     In order to supplement  its cash flow, in August 1996,  the
            Company reduced payments to all employees under contract by 50%. The unpaid portion at December 31, 1996 aggregating $212,385 has been accrued and will be paid at such time as the Company has sufficient funds.

            (c)   License Agreement:

                     On May 18, 1995, the Company entered into an agreement with
            Macy's East, Inc. (the "Licensor"), pursuant to which it granted the Company a license consisting of the right to operate a cafe in its store located on 34th Street, New York, N.Y. The cafe offers for sale fresh baked pastries and desserts as well as soups, salads, sandwiches, coffees, teas and other non-alcoholic beverages to the general public. Under the license agreement, the Company must pay the Licensor a fee equal to ten percent (10%) of net sales relating to the cafe. Such license fee charged to operations amounted to $5,069 in 1995. In addition, the Company must spend for advertising an amount equal to three percent (3%) of its net sales. The license commenced in November 1995 and ends on the Saturday nearest to July 31, 1996. The agreement, which has been renewed for the one year, is automatically renewed for successive periods of one year unless either party gives notice to the other at least ninety (90) days prior to the expiration of the initial term or any renewal term that the agreement shall not be renewed.

                     As an  addendum  to the above  agreement,  during  1996 the
            Company opened a second cafe in the Macy's 34th Street store and has placed four (4) kiosks in various Macy's locations outside of New York City. The additional locations all operate under the provisions of the original agreement described above. The aggregate license fee paid in 1996 was $62,549.

NOTE 11 -   RELATED PARTY TRANSACTIONS.

                     At December  31,  1994,  the  Company  was  indebted to the
            Company's then President, Mr. Fass, in the amount of $50,432. Of this amount, $35,000 pertained to a verbal consulting agreement whereby Mr. Fass had agreed to perform consulting services for the Company at a rate of $5,000 per month effective June 1, 1994 and the balance of $15,432 is for expenses incurred by the Company which Mr. Fass personally paid on behalf of the Company. Through June 30, 1995, Mr. Fass earned additional consulting fees of $30,000 and paid additional costs and expenses incurred on behalf of the Company of $24,933, which increased the amount owed to Mr. Fass to $105,365 which was repaid in full. On July 10, 1995, the Company entered into an employment agreement with Mr. Fass for a term of five (5) years (See Note 10).

                     On February 8, 1996,  the  Company  made an 6.75%  interest bearing unsecured loan in the amount of $212,500 to the spouse of Willa Abramson who was the Company's Chairman. On April 5, 1996, the loan with accrued interest was repaid. In March 1996, Ms Abramson pledged 400,000 shares of the Company's common stock owned by her as collateral for a loan which matures in March 1997. Ms Abramson resigned as the Company's Chairman, Chief Financial Officer and Secretary on April 15, 1996 at which time the Company's former Chief Executive Officer, Maria Marfuggi, assumed these duties and positions.

                     Upon consummation of the Company's initial public offering, persons associated with the representative of the several underwriters, who purchased a $350,000 participation interest in the InterEquity $2,000,000 term loan obtained in connection with the acquisition of Greenberg's-L.P., received through the conversion of the Convertible Note, a 17.5% participation interest in a six-year warrant to purchase 6% of the then issued and outstanding shares of the Company on a fully diluted basis. Upon consummation of the offering, Joel L. Gold, a Director of the Company and a managing director of the Underwriter, received a 5% participation interest in a six-year warrant to acquire 6% of the Company's then issued and outstanding capital shares at the time of exercise. Mr. Gold has since resigned as a director of the Company and is no longer associated with the underwriter.

NOTE 12 -   PRO FORMA AND SEGMENT DATA.

                     Since its inception  through July 10, 1995, the Company had not generated any revenues and did not carry on any significant operations. Upon the acquisition of the operating assets of Greenberg's-L.P. on July 10, 1995, the Company emerged from the development stage. Accordingly, the historical statements of operations included herein include retail and wholesale baking operations from July 10, 1995. Assuming the operating assets of Greenberg's-L.P. were acquired at January 1, 1995, the results of operations for the year ended December 31, 1995 on a pro forma basis would have been as follows:


                       Net sales                                        $3,167,838
                                                                        ----------
                       Cost of sales                                     2,189,025
                       Selling, general and
                         administrative expenses                         1,968,507
                                                                        ----------

                                                                         4,157,532
                                                                        ----------

                       Loss from operations                            (   989,694)
                       Other expenses                                      958,637
                                                                        ----------

                       Net loss                                        ($1,948,331)
                                                                        ==========

                       Loss per common share                                ($1.07)
                                                                             =====
                       Weighted average number of
                         common shares outstanding                       1,828,609
                                                                        ==========


                     The Company's  operations are classified into two segments, retail and wholesale. The following is a summary of segmented information for the year ended December 31, 1996 and 1995. The information for 1995 is on a pro forma basis which reflects the purchase of the business of Greenberg's-L.P. as if it had occurred on January 1, 1994.


                                                                 For the Years Ended
                                                                     December 31,
                                                             ---------------------------
                                                              1996             1995
                                                             ----------       ----------
                                                            (Actual)        (Pro Forma)
            Operating data:
              Net sales:
                Retail                                       $2,912,730       $2,160,567
                Wholesale                                     1,319,886        1,007,271
                                                             ----------       ----------

                                                             $4,232,616       $3,167,838
                                                             ==========       ==========

            Loss from operations:
              Retail                                        ( 1,674,589)     (   678,998)
              Wholesale                                     (   994,079)     (   310,696)
                                                             ----------       ----------
                                                            ( 2,668,668)     (   989,694)
            General corporate expenses                      ( 2,309,459)     (   958,637)
                                                             ----------       ----------

            Net loss                                        ($4,978,127)     ($1,948,331)
                                                             ==========       ==========


                                                            December 31,
                                                                1996
                                                             ----------
            Balance sheet data:
              Identifiable assets - retail                   $  861,297
              Identifiable assets - wholesale                   179,586
                                                             ----------
                                                              1,040,883
            General corporate assets                            694,093
                                                             ----------
            Total assets                                     $1,734,976
                                                             ==========


NOTE 13 -   SUBSEQUENT EVENTS.

                     Reference is made to Note 4 in regard to the Acquisition of
            JMS on January 17, 1997 for cash and the Company's securities. The cash portion of the purchase was obtained through the use of the proceeds from the sale in January 1997 of the Placement Warrants.

                     On March 20, 1997,  the Company  entered into an employment contracts with the former owners of a Company that produced low-fat and fat-free cookies. Pursuant to the contracts, both individuals received a signing bonus aggregating $59,000 and will each receive a salary of $25,000 per annum with an opportunity to earn an additional $50,000 each based on sales performance. In addition both individuals will be entitled to warrants to acquire an aggregate of 50,000 shares of the Company's common stock in the event that sales volume exceeds $750,000 per annum.

                     On March 17, 1997, the Company signed a letter of intent to acquire all of the capital stock of a bakery. The acquisition, if consummated, will be accounted for as a pooling of interests.

                     On March 28, 1997 an aggregate  of 34,000  shares of common stock were issued to the Company's attorney and a financial consultant for services rendered in connection with the Acquisition.

                     Pursuant to the  anti-dilutive  provisions  of its warrant,
            InterEquity is entitled to receive 31,915 shares of the Company's stock and a warrant to acquire an additional 117,989 shares at $2.50 per share. The issuance of the shares and the warrant to InterEquity will result in a charge to operations of $500,792.

                     As of April 1, 1997,  persuant to  settlement  discussions, the employment of Stephen Fass, a director and President of the Subsidiary, Maria Marfuggi, a director and President of JMS, and Seth Greenberg, President of the Subsidiary's baking division, terminated. At the present time, the respective parties have not yet concluded their settlement discussions. Management intends to seek an amicable settlement with the named parties as a result of such terminations; however, each of the named parties have an employment agreement with the Company. No contingency loss has been charged to operations insofar as counsel does not know the extent of the liability, if any, to the Company.

                     During the period from January 1997 through  March 1997 six
            (6) of the Company's vendors have each commenced actions which seek payment of delinquent accounts payable balances aggregating approximately $80,000. The Company is attempting to settle these matters without litigation, however, there has been no final settlements to date.

                             STATEMENT OF DIFFERENCES
                             ------------------------
                The trademark symbol shall be expressed as......'tm'