Form 10QSB
period 1997-03-31
WILLIAM GREENBERG JR DESSERTS & CAFES INC
filed 1997-05-15
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-QSB

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31 1997
                                              -------------
                                       or

           ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1939
               For the transition period from __________ to __________

 Commission File Number: 1-13984

                  WILLIAM GREENBERG JR. DESSERTS & CAFES, INC.
        (Exact name of small business issuer as specified in its charter)

             New York                                      13-3832215
 ------------------------------                       ----------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification Number)

                        222 New Road Parsippany, N J 07054
                          -----------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:    (201) 808-8248
                                                   --------------

Check whether the icauer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                                   ---      ---
 Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at May 13. 1997
     --------------------------                    ---------------------------

 Common Stock, par value $0.001
   per share                                                  3,155,500

                                     INDEX

Part I.  Financial information

              Item 1.       Condensed consolidated financial statements:

                            Balance sheet as of March 31, 1997                              F-2

                            Statement of operations for the three months
                            ended March 31, 1997 and 1996                                   F-3

                            Statement of cash flows for the three months
                            ended March 31, 1997 and 1996                                   F-4

                            Notes to condensed consolidated financial
                            statements                                                  F-5 - F-15

              Item 2.       Management's discussion and analysis of
                            financial condition

Part II.  Other information

Signatures

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET - MARCH 31, 1997
                                   (Unaudited)

                                     ASSETS

Current assets:

  Cash                                                                                      $   800,229
  Accounts receivable, less allowance for doubtful
   accounts of $18,500                                                                          331,711
  Notes receivable, related party                                                                60,000
  Interest receivable                                                                            13,160
  Inventory                                                                                     390,390
  Prepaid insurance                                                                              70,448
  Prepaid expenses and other current assets                                                      42,318
                                                                                            -----------
    Total current assets                                                                      1,708,256
                                                                                            -----------
Property and equipment                                                                        1,288,928
                                                                                            -----------
Other assets:
  Covenant not to compete, net of amortization                                                   81,250
  Goodwill, net of amortization                                                               1,228,635
  Security deposits                                                                             144,921
                                                                                            -----------
                                                                                              1,454,806
                                                                                            -----------
                                                                                            $ 4,451,990
                                                                                            ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt                                                         $    17,000
  Notes payable, bank                                                                            74,772
  Accounts payable                                                                              946,792
  Estimated liability for restructuring                                                         450,000
  Accrued payroll:
    Stockholders/officers                                                                       343,653
    Other                                                                                        31,521
  Accrued expenses nd other current liabilities                                                 367,879
                                                                                                -------
    Total current liabilities                                                                 2,231,617
                                                                                              ---------
Deferred rent                                                                                    79,192
                                                                                              ---------
Long-term debt, net of current portion                                                            2,357
                                                                                              ---------

Commitments and contingencies

Stockholders' equity (deficiency):

  Preferred stock, $.001 par value, authorized 2,000,000 shares, none outstanding

  Common stock, $.001 par value, authorized 10,000,000 shares, issued and outstanding 3,155,500 shares in

   1997 and 3,060,000 in 1996                                                                     3,156
  Additional paid in capital                                                                 10,230,260
  Deficit                                                                                  (  8,094,592)
                                                                                            -----------
                                                                                              2,138,824
                                                                                            -----------
                                                                                            $ 4,451,990
                                                                                            ===========





            See notes to condensed consolidated financial statements.

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                          1997               1996
                                                          ----               ----
Net sales                                             $1,682,786          $1,633,335
Cost of sales                                          1,307,612           1,117,292
                                                      ----------          ----------
Gross profit                                             375,174             516,043
Operating expenses                                     1,516,623           1,003,215
                                                       ----------         ----------
Loss from operations                                  (1,141,449)         (  487,172)
                                                      ----------          ----------
Other income (charges):
  Interest income                                          5,777              31,639
  Interest expense                                    (    4,063)         (    2,976)
                                                      ----------          ----------
                                                           1,714              28,663
                                                       ----------         ----------
Net loss before income taxes                          (1,139,735)         (  458,509)
Provision for income taxes                                     0                   0
                                                       ----------         ----------
Net loss                                             ($1,139,735)          ($458,509)
                                                      ==========          ==========
Net loss per common share                            ($     0.21)          ($   0.12)
                                                      ----------          ----------
Weighted average number of common shares
 outstanding                                           5,363,203           3,802,703
                                                      ----------          ----------







            See notes to condensed consolidated financial statements.

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                   1997               1996
                                                                   ----               ----
Cash flows from operating activities:
  Net loss                                                     ($1,139,735)       ($  458,509)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                   27,680             44,276
     Amortization                                                    6,250             41,351
     Compensatory element of issuance of warrants                  421,730
   Changes in other operating assets and liabilities:
     Accounts receivable                                           167,727        (     1,556)
     Inventory                                                 (    40,587)       (    67,187)
     Interest receivable                                       (       750)       (     1,500)
     Prepaid expenses and other current assets                      16,070        (    25,390)
     Accounts payable                                          (       658)       (    44,433)
     Accrued expenses and other current liabilities                201,450             48,769
     Deferred rent                                                  10,590              8,277
                                                                ----------         ----------
     Net cash used in operating activities                     (   330,233)       (   455,902)
                                                                ----------         ----------
Investing activities:
  Purchase of subsidiary                                       (   900,000)
  Purchase of property and equipment                                              (   335,085)
  Decrease in note receivable, related party                                           75,000
  Increase in rent security deposits                           (       825)       (    36,000)
                                                                ----------         ----------
     Net cash used in investing activities                     (   900,825)       (   296,085)
                                                                ----------         ----------
Financing activities:
  Proceeds from issuance of common stock and
   warrants                                                      1,747,500
  Payment of debt                                              (     4,478)       (    78,920)
                                                                ----------         ----------
     Net cash provided by (used in) financing
      activities                                                 1,743,022        (    78,920)
                                                                ----------         ----------
Net increase in cash                                               511,964        (   830,907)
Cash, beginning of period                                          288,265          3,097,161
                                                                ----------         ----------
Cash, end of period                                             $  800,229         $2,266,254
                                                                ==========         ==========

Supplemental disclosures:
  Cash paid during the year for:

    Interest                                                    $    4,063         $    3,069
                                                                ==========         ==========
    Income taxes                                                $        0         $        0
                                                                ==========         ==========

Supplemental schedule of non-cash investing activities
 and financing activities:
    Issuance of common stock and warrants
     regarding acquisition of subsidiary                        $1,315,000
                                                                ==========         ==========




            See notes to condensed consolidated financial statements.

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1997 included in its Annual Report filed on Form 10-KSB.


2.      Organization of the Company:

        William Greenberg Jr. Desserts and Cafes, Inc. (the "Company") was incorporated in the State of New York on November 12, 1993. Since its inception through July 10, 1995, the Company was a development stage enterprise and did not generate any revenues and did not carry on any significant operations. Management's efforts were directed toward the development and implementation of a plan to generate sufficient revenues in the bakery industry to cover all of its present and future costs and expenses. On July 10, 1995, the Company acquired the net operating assets of Greenberg Desserts Associates Limited Partnership ("Greenberg's - L.P.") at which time the Company commenced operations and ceased being a development stage enterprise. The deficit accumulated during the development stage aggregated $100,112.

        The Company, on January 17, 1997 purchased all of outstanding capital stock of J.M. Specialties, Inc. ("JMS") in an acquisition to be accounted for as a purchase (the "Acquisition"). The total purchase price aggregated $2,215,000 of which $900,000 was paid in cash and the remaining $1,315,000 through the issuance of 500,000 shares of the Company's common stock at fair market value of $1.75 per share and purchase warrants valued at fair market value of $1.10 per warrant to acquire 400,000 shares of the Company's common stock at an exercise price of $2.50 per share. JMS offers a line of batter and frozen finished cakes, brownies and muffins.

        In connection with the above described subsequent transactions, the Company transferred all of its business assets to a newly formed wholly-owned subsidiary, WGJ Desserts and Cafes, Inc., in exchange for all of the issued and outstanding shares of common stock of such entity (the "Subsidiary"). As a result, the Company will act as a holding company with two wholly-owned subsidiaries. JMS and WGJ Desserts and Cafes, Inc. Subject to obtaining consent of the Company's stockholders, the Company changed its name to Creative Bakeries, Inc.

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.      Principles of consolidation:

       The consolidated financial statements of William Greenberg Jr. Desserts and Cafes, Inc. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of J.M. Specialties, Inc. and WGJ Desserts and Cafes, Inc. are included as the subsidiaries of William Greenberg Jr. Desserts and Cafes, Inc.

4.      Acquisition of Greenberg Dessert Associates Limited Partnership:

        On June 2, 1995, the Company entered into an agreement to purchase the operating assets (net of $155,700 in assumed liabilities), properties and rights of Greenberg Dessert Associates Limited Partnership (Greenberg's - L.P.) for $2,000,000, consisting of $1,967,300 in cash and a promissory note in the amount of $32,700. This Acquisition, which was consummated on July 10, 1995, was accounted for as a purchase. The excess of the purchase price over the value of the net assets acquired was recorded as goodwill. In addition, the Company incurred legal fees of $26,000, which related to the Greenberg's - L.P. acquisition.

        The net assets purchased and the liabilities assumed of Greenberg's -
         L.P. are summarized below:

        Assets purchased:

           Furniture, fixtures and leasehold improvements            $1,130,000
           Inventories                                                   40,000
           Covenant not to compete                                      125,000
                                                                     ----------
                                                                      1,295,000
        Liabilities assumed:
           Note payable - bank                                      (   123,000)
           Rent payable                                             (    32,700)
                                                                     ----------
        Net assets acquired                                           1,139,300
        Purchase price, including $73,500 of acquisition costs        2,073,500
                                                                     ----------
        Excess of purchase price over net assets acquired           ($  934,200)
                                                                     ==========




        The business acquired from Greenberg's - L.P. was founded in 1946 and is a recognized provider of premium quality baked goods and desserts. The Company currently owns and operates six (6) retail bakery stores located in Manhattan, N.Y. All baking is done at its main commercial bakery which is located on West 47th Street, N.Y., N.Y. From this location, it services commercial and catering customers as well as supplying all baked goods to its six retail stores.

        The Company entered in consulting and/or employment agreements with a partner and three (3) key members of Greenberg's - L.P. management (see
         Note 11).

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.      Acquisition of Greenberg Dessert Associates Limited Partnership
         (continued):

        In order to finance this acquisition, on July 10, 1995 the Company obtained $2,000,000 from InterEquity Capital Partners, L.P., ("InterEquity") in the form of (i) an amortizing note in the aggregate amount of $1,999,000 (the "Amortizing Note") and (ii) a $1,000 note which was convertible into shares of common stock of the Company or a warrant to acquire shares of the Company's stock (the "Convertible Note" and together with the Amortizing Note, the "Notes"). Interest on the Note was 14.5% per annum. The Company also paid InterEquity a commitment fee of $50,000. The Notes were collateralized by a security interest in the Company's assets as well as a collateral assignment of all of the Company's leases and a pledge of an aggregate of 1,025,000 shares of common stock owned by the two founding stockholders and the Company's President. The Amortizing Note was payable on or prior to July 31, 2000, with interest only for the first 12 months and 48 equal monthly installments of principal and interest commencing July 31, 1996 through June 30, 2000. The Convertible Note was payable in full on July 31, 2000 with interest only payable monthly commencing July 31, 1995. This financing agreement allowed InterEquity to convert the Convertible
         Note into shares of the Company's capital stock or a warrant to acquire shares of stock of the Company in a number sufficient to equal up to 11% of the Company's then outstanding preferred and/or common shares of stock.

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

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.      Acquisition of Greenberg Dessert Associates Limited Partnership
         (continued):

        The $856,871 difference between the fair value of the 163,404 shares of the Company's common stock reserved for issuance under the warrant and the $1,000 proceeds from the warrant was charged to operations in 1995. Management ascribed a fair value of $5.25 per common share which approximated the market value of the Company's common stock at the date InterEquity purchased the warrant. As a result of the Company's issuance of 61,500 common shares during 1996, InterEquity is entitled to 3,925 additional shares of the Company's common stock based upon the anti-dilutive provision of its warrant. Accordingly, $11,775 was charged to operations in 1996 which represented the market value of the warrants on the date the warrants were issued.

5.      Acquisition of J.M. Specialties, Inc.:

        On January 23, 1997, the Company purchased 100% of the outstanding common stock of J.M. Specialties, Inc. ("JMS") in a transaction to be accounted for as a purchase (the "Acquisition"). The purchase price of $2,215,000 consisted of (i) $900,000 in cash, (ii) 500,000 shares of the Company's common stock valued at fair market value of $1.75 per share (aggregating $875,000), and (iii) 400,000 purchase warrants valued at fair value of $1.10 per warrant (aggregating $440,000) to acquire 400,000 shares of the Company's common stock at $2.50 per share. The warrants are in the same form as those described below.

        JMS, which was founded in 1984, offers a line of both batter and frozen finished cakes, brownies and muffins - with muffins constituting approximately 90% of sales. These products are produced in batches using partially automated equipment and its facility in Parsippany, New Jersey. The product is sold to wholesale customers as well as supermarket distribution centers and is marketed primarily through food distribution companies in New Jersey and New York. In turn, according to JMS's management, the distributor sells approximately forty percent of the product to supermarkets and sixty percent to food service customers, such as hospitals, colleges, restaurants and corporate dining rooms.

        In connection with the Acquisition, the Company entered into an employment agreement with the selling shareholder pursuant to which he will serve as a director and chief executive officer of the Company at an annual salary level of $250,000 for the first year and a minimum of $150,000 thereafter. In addition, the Company agreed to provide $600,000 to JMS for working capital.

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.      Acquisition of JMS Specialties, Inc.:

        In connection with the acquisition, the Company transferred all of its then owned business assets to a newly formed wholly-owned subsidiary in exchange for all of the issued and outstanding shares if common stock of WGJ Desserts and Cafes, Inc. As a result, the Company currently acts as a holding company with two wholly-owned subsidiaries, JMS and WGJ. Subject to obtaining the Company's stockholders, the Company intends to change its name to Creative Bakeries, Inc.

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

        The Company has the right to redeem the Placement Warrants, in installments, at a redemption price of $.10 per warrant commencing six months after the date of issuance if the stock trades at a designated level for a least five trading days prior to the month preceding the date on which the redemption right may be exercised.

        The holders of the Placement Warrants have a put option pursuant to which for a 60 day period prior to their expiration date, the holder has the right to require the Company to repurchase the Placement Warrants for a consideration consisting of $.10 per warrant plus 40% of a share of common stock. In addition, the Placement Warrants have standard anti-dilution protection.

        The assets acquired and the liabilities assumed at December 31, 1996, in connection with the Acquisition, are as follows:

                    Assets:
                      Cash                                            $ 84,129
                      Accounts receivable                              224,378
                      Notes receivable                                  60,000
                      Inventories                                      274,803
                      Prepaid expenses                                  14,063
                      Property and equipment                           483,608
                      Other assets                                      27,999
                                                                      --------
                                                                                       $1,168,980
                    Liabilities:
                      Long-term debt                                    23,607
                      Notes payable - bank                              75,000
                      Accounts payable and accrued expenses            123,938
                                                                      --------
                                                                                          222,545
                                                                                        ---------
                    Excess of net assets acquired over

                     liabilities assumed                                                  946,435

                    Goodwill                                                            1,268,565
                                                                                        ---------
                                                                                       $2,215,000
                                                                                       ==========

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.      Property and equipment:

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

        The following is a summary of property and equipment at March 31, 1997:

                    Baking equipment                       $1,162,419
                    Furniture and fixtures                     96,991
                    Leasehold improvements                    586,564
                                                           ----------
                                                            1,845,974

                    Less:  Accumulated depreciation
                            and amortization                  557,046
                                                           ----------
                                                           $1,288,928
                                                           ==========
7.      Intangible assets:

        The acquisition agreement of Greenberg's - L.P. contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $6,250 in 1997 and 1996.

        The excess cost over the fair value of the net assets acquired from Greenberg's - L.P. aggregated $934,200. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations in 1996 was $15,578.

        Continuing operating losses has caused management to reevaluate the goodwill acquired in the purchase of Greenberg's - L.P. In the first quarter of 1997, management completed its reevaluation and determined that the goodwill had no continuing value and the unamortized portion of $840,780 was charged to operations in the fourth quarter of 1996.

        On December 30, 1993, John McDonough, a fifty percent shareholder in J.
         M. Specialties, Inc., sold 100 shares of the Company's common stock to Philip Grabow, making Mr. Grabow the owner of all of the Company's outstanding shares. As part of this transaction, J. M. Specialties, Inc. entered into a covenant not to compete with Mr. McDonough, whereby Mr. McDonough agreed not to manage, operate, join, control, or participate, in or be consulted as an officer, employee, sole proprietor, partner, shareholder or otherwise, with or for any business which in any such matter, directly or indirectly, has competed or will

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Intangible assets (continued):

        compete with J. M. Specialties, Inc. As consideration for entering into this agreement, the Company agreed to pay Mr. McDonough $1,000 per week, commencing the first week of January, 1994 and continuing through December 31, 1998 until a total of $260,000 has been paid. Because no interest rate was stated in this agreement, $29,358 was deemed to be interest, as per Accounting Principles Board Opinion No. 21, leaving a value of $230,642 to be assigned to the covenant not to compete.

        In April of 1996, Mr. McDonough passed away, leaving the remaining balance of the note to his estate. In October of 1996, J. M. Specialties, Inc. negotiated with the Estate of Mr. John McDonough and paid the remaining balance of the note of $147,179 with a lump sum payment of $115,000 leaving an extraordinary gain of $32,179 on the extinguishment of the debt as of December 31, 1996.

        Amortization expense amounted to $11,375 for the period ended March 31, 1996.

8.      Long-term debt:

        Note payable, secured by machinery and equipment with a cost of $91,000 and payable in monthly installments of $1,417, excluding interest. The note matures in 1998.

9.      Deferred rent:

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

10.     Capital stock:

        (a)  Common stock:

        In November 1996, the Company issued 11,000 shares of its common stock to two (2) employees valued at $33,000 for services rendered. In November and December 1996, the Company issued an aggregate of 26,000 shares of its common stock valued at $54,510 to two law firms in settlement of amounts owed for legal services.

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.     Capital stock (continued):

        (a)  Common stock (continued):

        In November 1996, 25,000 shares of common stock were issued to a consultant pursuant to an exercise of an option at $2.00 per share resulting in a charge to operations of $50,000 which represented the value of his services.

        On January 17, 1997, the Company issued 500,000 shares of its common shares pursuant to a stock purchase agreement of J.M. Specialties, Inc. (see Notes 2 and 4).

        (b)  Warrants:

               (i)  Warrants issued in 1995:

               In order to obtain financing for the acquisition of Greenberg's -
                  L.P. (see Note 2), the Company sold to the lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock (163,404 shares of common stock). The warrant expires on July 31, 2001. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. Based upon the issuance 534,000 shares of common stock and 2,425,000 warrants during 1997, the lender is entitled to an additional 179,229 shares of common stock. Accordingly, the financial statements include a charge to operations of $197,230 which represents the market value of the stock at the time the 179,229 warrants were issued by the Company.

               (ii)  Other warrants issued in 1997:

               Aspart of the Acquisition, the Company issued on January 17,
                  1997, 350,000 warrants to JMS's former owner and 50,000 warrants to certain of its employees.

               Concurrent with the Acquisition on January 17, 1997, the Company issued 50,000 warrants to each of the three (3) of the Company's directors. Two (2) of which are also officers of the Company.

               Inorder to finance the Acquisition, the Company sold to
                  accredited investors 1,875,000 Placement Warrants at a purchase price to the Company of $1,747,500 (after offering costs of $315,000).

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.     Capital stock (continued):

        (b)  Warrants (continued):

               (ii)  Other warrants issued in 1997 (continued):

               All of the warrants issued in 1997, including the Placement
                  Warrants, aggregating 2,425,000 entitles the holder thereof to purchase one common share, par value $.001 per share, of the common stock of the Company at an exercise price per share of $2.50 for a term of which will expire on December 31, 2000.

               The Company has the right to redeem the warrants, in
                  installments, at a redemption price of $.10 per warrant commencing six months after the date of issuance if the stock trades at a designated level for at least five trading days prior to the month preceding the date on which the redemption right may be exercised.

               The holders of the warrants have a put option pursuant to which for a 60 day period prior to their expiration date, the holder has the right to require the Company to repurchase the warrants for a consideration consisting of $.10 per warrant plus 40% of a share of common stock. In addition, the warrants have standard anti-dilution protection.

11.     Commitments and contingencies:

        Employment Agreements:

               On March 20, 1997, the Company entered in to an employment contract with the former owners of a company that produced low-fat and fat-free cookies. Pursuant to the contracts, both individuals received a signing bonus aggregating $68,000 and will each receive a salary of $25,000 per annum with an opportunity to earn an additional $50,000 each based on sales performance. In addition, both individuals will be entitled to warrants to acquire an aggregate of 50,000 shares of the Company's common stock in the event that sales volume exceeds $750,000 per annum.

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  Commitments and contingencies (continued):

        Employment Agreements (continued):

        In order to supplement its cash flow, in August 1996, the Company reduced payments to all employees under contract by 50%. The unpaid portion at March 31, 1997 aggregating $343,653 has been accrued and will be paid at such time as the Company has sufficient funds.

        License Agreement:

        On May 18, 1995, the Company entered into an agreement with Macy's East,
         Inc. (the "licensor"), pursuant to which it granted the Company a license consisting of the right to operate a cafe in its store located on 34th Street, New York, NY. The cafe offers for sale fresh baked pastries and desserts as well as soups, salads, sandwiches, coffees, teas and other non-alcoholic beverages to the general public. Under the license agreement, the Company must pay the Licensor a fee equal to ten percent (10%) of net sales relating to the cafe. Such license fee charged to operations amounted to $5,069 in 1995. In addition, the Company must spend for advertising an amount equal to three percent (3%) of its net sales. The license commenced in November 1995 and ends on the Saturday nearest to July 31, 1996. The agreement, which has been renewed for the one year, is automatically renewed for successive periods of one year unless either party gives notice to the other at least ninety (90) days prior to the expiration of the initial term or any renewal term that the agreement shall not be renewed.

        As an addendum to the above agreement, during 1996 the Company opened a second cafe in the Macy's 34th Street store and has placed four (4) kiosks in various Macy's locations outside New York City. The additional locations all operate under the provisions of the original agreement described above.

12.     Related party transactions:

        The Company shares warehouse facilities with J. P. Veggies, Inc.  Mr.
         Grabow and his family, own 40 percent of J. P. Veggies, Inc. The Company charges J.P. Veggies, Inc. for the manufacturing and packing of product and for certain sales and administrative support provided by
         J. M. Specialties, Inc. These billings were included in the Company's net sales and amounted to $26,888 in 1997 and $24,759 in 1996.

        The Company has a demand note receivable with a related party that carries interest at five percent. The balance at March 31, 1997 amounted to $60,000.

         WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Reconciliation of shares used in computation of earnings per share.

                                                       1997             1996
                                                       ----             ----

         Weighted average of shares actually
            outstanding                              3,060,000       3,060,000

         Common stock purchase warrants              2,303,203         742,703
                                                     ---------       ---------
         Primary and fully diluted weighted
            average common shares outstanding        5,363,203       3,802,703
                                                     =========       =========




14.     Subsequent events:

        On March 17, 1997, the Company signed a letter of intent to acquire all of the capital stock of a bakery. Financial statements of Chatterly Elegant Desserts, Inc. have not been provided since the proposed acquisition does not meet the test for a significant subsidiary as required under Regulation SX 210-02(w). The combined investment in and advances at the proposed acquisition date did not exceed 10% of consolidated assets at March 31, 1997.

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

    Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation


 a. General:

    The Company was incorporated in November 1993 and was in the development stage through July 1995. From April 1994 through June 1995, the Company assembled its core management, raised approximately $600,000 from equity financing, and negotiated a definitive agreement to purchase the operating assets and business of Greenberg's - L.P. In July 1995, the Company completed the acquisition for a purchase price of $1,967,300 in cash and a promissory note for $32,700. In connection with the acquisition, the Company obtained a $2,000,000 term loan and applied a portion of the net proceeds from its initial public offering, consummated in October 1995 to pay in full the principal and accrued interest under the term loan. The acquisition was accounted for as a purchase and the excess of the purchase price over the value ofthe net assets acquired was recorded as goodwill.

    At March 31, 1997 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $5,600,000 which can be used to reduce the tax on income up to that amount through the year 2011.

 b. Results of Operations:

     Historical:


    The Company from its inception on November 12, 1993 through July 10, 1995 was in the developmental stage and did not carry on any significant operations nor generate any revenues. Management's efforts were directed towards the development and implementation of a plan to generate sufficient revenues in the baking industry to cover all of its costs and expenses. The Company did not generate any revenues until July 10, 1995 when it acquired the operating assets of Greenberg's -L.P.

    The Company consolidated revenues aggregated $1,682,786 and $1,633,335 for the three months ended March 31, 1997 and 1996, respectively. The cost of goods sold was $1,307,612 in 1997 and $1,117,292 in 1996. Operating
    expenses were $1,516,623 in 1997 and $1,003,215 in 1996. As a result, the loss from operations for the months ended March 31, 1997 and 1996 was $1,141,449 and $487,172.

    During the first quarter of 1997, the Company incurred costs associated with issuance of the warrants. These costs, for services rendered and loan fees to Interequity, were charged to operating costs and amounted to approximately

 $425,000. In addition, one of the Company's subsidiaries, JM Specialties, Inc., paid one time signing bonuses to two employees amounting to $68,000.

 For the three months ended March 31, 1996, the Company earned interest income of $31,639 which arose mainly from investing a portion of the net proceeds it received upon the consummation of the initial public offering in liquid cash equivalents.

 The 1997 statements of operations reflect a charge in the amount of $197,230, which represents the fair market value of 179,299 warrants, issued to a lender in order to satisfy the obligation under a written agreement. These warrants were valued at $1.10.

 The resulting net loss aggregated $1,139,735 for 1997 ($.21) per share and $458,509 for 1996 ($.12) per share.

 The increase in cost of sales as a percentage of sales for 1997 as compared to 1996 is attributable to (i) an increase in baking personnel and labor rates,
 (II) increased costs in the development of new baked products, and (iii) increase in the cost of ingredients and packaging materials. The Company was unable to pass most of these increased costs on to its customers.

 The retail division and wholesale divisions of the Parent Company, William Greenberg Jr. Desserts and Cafes, Inc., sell similar products which are baked at the company's centralized baking facility. Costs are allocated to each division based upon the standard costs of the items sold. Such costs consist of ingredients, direct labor and overhead. Since the acquisition of the Greenberg-L.P., management has concentrated their efforts on running the wholesale segment as a separate business.

 J.M. Specialties, Inc., offers a line of batter and frozen finished cakes, brownies, and muffins. J.M Specialties, Inc.'s financial records and affairs are kept separate from the parent but included in the consolidated financial statements at March 31, 1997 and 1996.

 Selling, general and administrative expenses of the retail segment consist of
 (i) expenses incurred in each of the five retail stores and (ii) expenses allocated from the Company's centralized operating facility which are based primarily on sales volume. The increase in selling, general and administrative expenses as a percentage of sales during 1997, as compared to 1996, was primarily the result of the effect of the issuance of common stock purchase warrants for services rendered, salaries, and fees ($425,000).

 The decrease in depreciation and amortization for 1997 as compared to 1996 is attributable to depreciation and amortization from assets written down or written off for the year ended December 31, 1996

 C. PLAN OF OPERATION:

 (i) REORGANIZATION OF NEW YORK CITY BAKING OPERATIONS:

 During the first 3-1/2 months of 1997 management has taken numerous steps to restructure its New York City baking operation in a concentrated effort to reduce operating costs. Their plans, already in progress, involve a restructuring of the entire management team. Duties have been divided between manufacturing, wholesale, and retail operations. The commissary at 47th Street, New York City has been redesigned with resulting savings in labor and overhead. Purchasing has been centralized which has also resulted in savings. Leases have been renegotiated, employment contracts, which have seriously impacted the Company's cash flows, have been either renegotiated or terminated.

 In connection with the restructuring plan, management has written down its baking equipment, leasehold improvements and fixtures as of December 31, 1996, by approximately $800,000 due to impairment in their value. In addition, management has determined unamortized goodwill of approximately $840,000 has no continuing value and accordingly it was written off during 1996. Finally, the Company had charged 1996 with a $450,000 provision for actions aimed at restructuring the Company. This restructuring charge is predominantly comprised of costs associated with the elimination of certain positions and provisions for lease obligations on certain retail stores. By taking the above-mentioned actions, future periods, will not be burdened with the amortization or depreciation of these costs.

 Management feels that as a result of the restructuring and elimination of costs, savings for the fiscal year 1997 will be in excess of $1,000,000.

 (II)    ACQUISITION OF J.M. SPECIALTIES INC.:

        On January 17, 1997, the Company entered into a stock purchase agreement ("Stock Purchase Agreement") with Philip Grabow ("Grabow"), pursuant to which, January 23, 1997, the Company consummated the purchase from Grabow of all the outstanding shares of J.M. Specialties, Inc., a New Jersey Corporation ("JMS Subsidiary"), in exchange for (I) $900,000 in cash, (ii) 500,000 shares (the "Shares") of the Common Stock of the Company and (iii) 400,000 warrants (the "Warrants") exercisable for shares of Common Stock of the Company (the "Transaction"). Each warrant entitles Grabow to purchase one share of Company common stock at the exercise price of $2.50 per share until December 31, 2000. In connection with the Stock Purchase Agreement, Grabow and the Company also entered (i) a registration rights agreement, dated as of January 23, 1997, regarding the terms of the registration of the

 Shares of Common Stock of the Company issuable upon exercise of the Warrants, and (ii) and employment agreement dated January 23, 1997. Pursuant to the employment agreement, Grabow will serve as president and Chief Executive Officer of the Company at the annual salary level of $250,000 for the first year, and a minimum of $150,000 thereafter. Also in connection with the Transaction, effective January 23, 1997, Grabow was elected to serve as a director of the Company as a result of the Transaction, Grabow beneficially owns 850,000 shares (or 24.5%) of the stock of the Company.

 With the acquisition of the JMS subsidiary, the Company now also offers a line of batter in frozen- finished cakes, brownies, and muffins, which constitute approximately 90% of the JMS Subsidiary's sales. These products are manufactures in batches using partially automated equipment at the JMS Subsidiary's facility in Parsippany, NJ. The products are sold to wholesale customers as well as supermarket distribution centers and are marketed primarily through food distribution companies in New York and New Jersey. The management of the Company believes that distributors sell approximately 40% of the products to supermarket and 60% to food service customers.

 To develop new accounts, JMS Subsidiary personnel present the products at food shows, contact possible customers directly to have them order the product from their distributor an through direct mailings to customers. The JMS Subsidiary's current food distribution include SYSCO Foods, Alliant Foods, Rykoff-Sexton and over 75 other accounts consisting of supermarket distribution centers, Food service distributors, and independent bakery distributors. The product ultimately ends up at Food Service accounts such as the Museum Of Natural History, Various colleges, Hospitals, corporate feeders, and retailers, such as Shop Rite, Path Mark, A&P etc..

 The JMS Subsidiary started business in October 1994 as a company making gourmet batter product. The product line was then extended to Sugar Free then Fat-Free and finally frozen finished baked product.

 According to the Company's management, this change reflects the change in the marketplace where consumers wanted more Fat -Free products and customers wanted frozen - finished products to minimize customer time to bake and finish batter product.

 Management of the JMS Subsidiary believes that the reputation of the JMS Subsidiary has grown considerably as a result of the product's taste, texture, and price value. The product has no preservatives, hydrogenated oil or chemicals: rather it uses natural ingredients.

 In connection with the Transaction, the Company provided $600,000 to the JMS Subsidiary for working capital purposes. The payment of the cash portion of the purchase price for the EMS Subsidiary and such working capital aggregated $1,500,000, was funded through net proceeds received from the sale by the Company of $1,875,000 common stock purchase warrants (the "Private Placement Warrants") at a price of $1.10 per Private Placement warrant to a limited number of purchasers that qualify as "accredited investors" under the Securities Act of 1933.The terms of the Private Placement Warrants are substantially similar to the Warrants.

 (III) OTHER ACQUISITIONS:

 On March 20, 1997, the Company entered into an employment contract with the former owners of a company that produced low-fat and fat-free cookies. Pursuent to the contract both individuals received a signing bonus aggregating $68,000 and will each receive a salary of $25,000 per annum with an opportunity to earn an additional $50,000 each based on performance. In addition both individuals will be entitled to an aggregate of $50,000 warrants in the event that sales volume exceeds $750,000 per annum.

 Currently, a contract has been signed to produce fat free cookies for Safeway Supermarkets under their Healthy Advantage label. This contract is estimated to take effect July 1997. The Company is also pursuing other contracts with various Supermarket chains.

 (IV) PENDING NEGOTIATIONS:

 On March 17, 1997, the Company signed a letter of intent to acquire the Stock of a bakery. The acquisition if consummated, will be accounted for as a pooling of interests.

 Plans call for closing the JMS facility and merging it with the bakery with which the letter of intent has been signed. This merger will result in estimated savings of between $400,000.00 and $600,000.00 per year. These savings are in addition to the estimated savings from the restructuring. There can be no assurance that a definitive agreement will be reached or, if reached that a closing thereunder will occur.

 (D) LIQUIDITY AND CAPITAL RESOURCES:

 Since its inception the Company's only source of working capital has been the $7,460,000 received from the issuance of its securities.

 In June 1995, The Company issued 180,000 shares of common stock to unrelated parties for $600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the acquisition of Greenberg's-L.P., the Company received

 $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. Of the $5,700,000 proceeds from the aforementioned stock sales: (i) $2,125,000 was issued to repay the InterEquity debt including interest; (ii) $2,615,000 was used in operations; (iii) $765,00 was used to purchase property, equipment and leaseholds; and (iv) $195,000 was used for general corporate purposes.


 As of March 31, 1997, the Company has a negative working capital of approximately $523,361 as compared to $1,134,000 at December 31, 1996. During the first quarter of 1997, management took actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. Pursuant to the restructuring a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated. The Company expects that the aforementioned actions will stop the cash outflows, which it has experienced since inception.

     Selling, general and administrative expenses of the retail segment consist of (i) expenses incurred in each of the five retail stores and (ii) expenses allocated from the Company's centralized operating facility which are based primarily on sales volume. The increase in selling, general and administrative expenses as a percentage of sales during 1997 as compared to 1996 was primarily the result of the effect of the issuance of common stocks purchase warrants for services rendered, salaries, and fees ($425,000).

 The decrease in depreciation and amortization for 1997 as compared to 1996, is attributable to depreciation and amortization from assets written down or written off for the year ended December 31, 1996.

                                 SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                               WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.


Date: May 14, 1997             PHILIP GRABOW                Philip Grabow
                              ---------------------------------------------
                                            Chairman of the Board
                                     Chief Executive Officer and Officer
                                   (Principal Financial Officer and Officer
                             duly authorized to sign on behalf of the Registrant