Form 10KSB40/A
period 1996-12-31
WILLIAM GREENBERG JR DESSERTS & CAFES INC
filed 1997-05-28
CIK 949721

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                          AMENDMENT NO.1 TO FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended                                 Commission File
December 31, 1996                                          Number 1-13984

                 William Greenberg Jr. Desserts and Cafes, Inc.
                 -----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           New York                                              13-3832215
------------------------------                              --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

222 New Road, Parsippany, NJ                                     07054
------------------------------                               -------------------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's telephone number:          (201) 808-8248

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange on
Title of Each Class                                 Which Registered
----------------------------                        ---------------------------
Common Stock, $.001 per share                       Boston Stock Exchange

Securities registered under Section 12 (g) of the Exchange Act:  None

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenue for its most recent fiscal year was $4,232,616. As of May 16, 1997 there were 3,155,500 shares of Company's Common Stock par value $.001 per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the issuer on May 16, 1997 was approximately $4,118,250.

         Transitional Small Business Disclosure Format  (check one):

                  Yes                                         No   X
                     -----                                       -----

                                 FORM 10-KSB/A

                 WILLIAM GREENBERG JR. DESSERTS AND CAFES, INC.

                         Amendment No. 1 to Form 10-KSB
                      for the Year Ended December 31, 1996

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB filed April 17, 1997 as set forth in the pages attached hereto:

        Item    3. Legal Proceedings
        Item    9. Directors, Executive Officers, Promoters and Control Persons:
                   Compliance with Section 16 (a) of the Exchange Act
        Item   10. Executive Compensation
        Item   11. Security Ownership of Certain Beneficial Owners and
                   Management
        Item   12. Certain Relationships and Related Transactions
        Item   13. Exhibits, List and Reports on Form 8-K

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duty authorized.

                              William Greenberg Jr. Desserts and Cafes, Inc.

Dated: May 28, 1997           By: /s/ Philip Grabow
                                  ----------------------------------------
                                   Philip Grabow, President and Chief Executive Officer

        The Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 1997 by William Greenberg Jr. Desserts and Cafes, Inc. pursuant to Rule 13a-1 is hereby amended in the following respects:

                                     PART I

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

4. A civil court action seeking approximately $7,000 for advertising fees, commenced by Kratz & Company, Inc. This proceeding was commenced on March 11, 1997. The Company has not answered, moved or otherwise responded to the complaint (which response was due on March 31, 1997) and is therefore in default. The Company is engaged in discussions with Kratz & Company, Inc. in an effort to settle this matter.

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

7. Andersen Rogan Ross Temporary Personnel Inc. v. William Greenberg Jr. Desserts and Cafes Inc.: On or about March 20, 1997, Andersen Rogan Ross Temporary Personnel Inc. ("Temp Personnel") commenced an action against the Company for temporary labor provided to the Company in the amount of $19,678.46, plus interest from December 9, 1996. On or about April 15, 1997, Temp Personnel sought a default judgment in the sum of $20,433.33. The Company is engaged in discussions with Temp Personnel in an effort to settle this matter.

8. By letter dated February 28, 1997, the Local 3 Welfare Fund (the "Fund") advised the Company that it was delinquent in its contributions and submission of remittance reports. According to the Fund, the Company owes $60,788.20 for the period of October 1996 through February 1997 and is liable for such delinquency under ERISA.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

         Information Concerning the Board of Directors and Executive Officers

         The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:


          Name of Director,
         Executive Officer or
        Nominee for Director,
           Age and Position                         Principal Occupation                       Date of Initial
          Held with Company                      for Previous Five Years                     Election as Director
          ------------------                     ------------------------                    --------------------
Philip Grabow, 57                          President of J.M. Specialties, Inc.                 January 23, 1997
  Chief Executive Officer,                 October 1985 to January 1997
  President and Director

Richard Fechtor, 66                        Founder of and since 1974                           July 11, 1996
  Director                                 Executive Vice President of
                                           Fechtor, Detwiler & Co., Inc., the
                                           representative of the underwriters in
                                           the Company's initial public
                                           offering; Director of Vascular
                                           Laboratories since 1989

Raymond J. McKinstry, 49                   Investment manager with Astair &                    August 1995
  Director                                 Partners, Limited, a London based
                                           brokerage company, 1987 to
                                           present.

Kenneth Sitomer, 50,                       Chief Operating Officer of Sam                          --
  Director Nominee                         and Libby, Inc., a publicly held
                                           company, 1993 to present; private
                                           consultant to footwear industry 1992
                                           to March 1993; President and Chief
                                           Executive Officer of Russ Togs, Inc.,
                                           a publicly held company listed on the
                                           New York Stock Exchange, 1989 to
                                           1992.


          Name of Director,
         Executive Officer or
        Nominee for Director,
           Age and Position                         Principal Occupation                       Date of Initial
          Held with Company                      for Previous Five Years                     Election as Director
          ------------------                     ------------------------                    --------------------
Karen Brenner, 43,                         President of Fortuna Advisors,                            --
  Director Nominee                         Inc., an investment advisory firm
                                           in California 1993 to present;
                                           founder and President of Karen
                                           Brenner, Registered Investment
                                           Advisor, the predecessor to Fortuna
                                           Advisors, Inc., 1984 to 1993;
                                           Managing Partner of F.C. Partners, a
                                           California limited partnership, April
                                           1996 to present; Director on DDL
                                           Electronics, Inc., a publicly held
                                           company, July 1996 to present;
                                           Director of Krug International Corp.,
                                           a publicly held company, July 1996 to
                                           present.

         All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. For a period of five years from October 12, 1995, Fechtor Detwiler & Co., Inc. (the "Representative") has the right to nominate one member to the Company's Board of Directors. Mr. Fechtor is the Representative's current nominee to the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

        Officers are appointed by the Board of Directors and serve at the discretion of the Board. All of the executive officers of the Company have employment agreements with the Company. See "Employment Agreements / Termination Settlements."

         As of the date of this Amendment to the Annual Report, Ms. Marfuggi is not employed as (a) Executive Vice President, Secretary and Director of the Company, (b) President and Director of WGJ Deserts and Cafes, Inc. (the "WGJ Subsidiary") and (c) Executive Vice President, Secretary and Director of the J.M. Specialties, Inc. (the "JMS Subsidiary"), and Mr. Fass is not employed as
(a) Executive Vice President and Director of the Company, (b) Executive Vice President, Secretary and Director of the WGJ Subsidiary and (c) President and Director of the JMS Subsidiary. The Company is negotiating settlement agreements with each of Ms. Marfuggi and Mr. Fass relating to their separation from the

Company. The Board of Directors intends to immediately appoint executive officers to replace Ms. Marfuggi and Mr. Fass once settlements have been reached. See "Employment Agreements / Termination Settlements."

      Compliance With Section 16(a) of the Securities Exchange Act of 1934

         The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, officers and shareholders who beneficially own more than 10% of the Company's Common Shares (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year.

Item 10.           Executive Compensation

         Compensation of Directors

         Directors of the Company who are not salaried officers receive a fee of $500 for attending each meeting of the Board of Directors or a committee thereof. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending such meetings.

         Executive Compensation in 1996

         The following table sets forth compensation paid to the Chief Executive Officer and to executive officers of the Company, excluding those executive officers who did not receive an annual salary and bonus in excess of $100,000 in the fiscal year ended December 31, 1996.


------------------------------------------------------------------------------------------------------------------------------
                                                                                   Annual Compensation
                                                            ------------------------------------------------------------------
                                                                                                          Other Annual
                                                                                                          Compensation
Name and Principal Position                          Year             Salary ($)          Bonus ($)            ($)
------------------------------------------------------------------------------------------------------------------------------
Maria Marfuggi, CEO                                 1996               $67,308             $0.00                 $0.00
------------------------------------------------------------------------------------------------------------------------------

         No other executive officer received a salary and bonus in excess of $100,000 for the year ended December 31, 1996. The Company has not granted any stock options, stock appreciation rights or long-term incentive awards to any executive officer of the Company since its inception.

         Employment Agreements / Termination Settlements

         In July 1995, the Company entered into employment agreements with each of Maria Maggio Marfuggi and Stephen Fass. Ms. Marfuggi and Mr. Fass are no longer employed by the Company. The Company is in the process of negotiating separation agreements with each of Ms. Marfuggi and Mr. Fass.

         New Employment Agreements

         In January 1997, the Company entered into an employment agreement with Philip Grabow, the President and Chief Executive Officer of the Company, for a term lasting until December 31, 1998 with successive automatic renewal periods of one year, with a base salary of $250,000 for the first year, and $150,000 for the second year. Either the Company or Mr. Grabow may cancel the agreement for any reason after two years upon 60 days' written notice prior to a scheduled expiration date. Upon any termination of the agreement, other than for cause, Mr. Grabow shall be entitled to a severance payment equal to his then base salary for a period one year.

         Significant Employees

         Marilyn Miller is the manager of the Company's baking division. Her responsibilities include kosher baking, European specialties and the development of new products. Prior to 1992, Ms. Miller was a principal in a kosher bakery.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

         The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this Amendment to the Annual Report, by: (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares; (ii) each director and director nominee of the Company; (iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended; and
(iv) all directors and executive officers of the Company as a group (5 persons):


                                                                        Numbers
                                                                       of Shares           Percentage
                                                                      Beneficially        Beneficially
                  Name                                                  Owned(1)            Owned(2)
                  ----                                                ------------         -----------
Philip Grabow(3).................................................          850,000            24.2%
Maria Marfuggi(4)................................................          422,500            10.1%
Willa Rose Abramson(5)...........................................          472,500            15.0%
Stephen Fass(6)..................................................          275,000             8.6%
Richard Fechtor(7)...............................................          137,042            4.32%
Raymond J. McKinstry(8)..........................................           50,000            1.56%
InterEquity Capital Partners, L.P.(9)............................          281,185             8.2%
Kenneth Sitomer(10)..............................................               --               --
Karen Brenner(11)................................................               --               --
All executive officers and directors as a group
  (5 persons)(12)................................................        1,734,542            47.5%

--------

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting power with respect to all shares beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options.

(2) Assumes 3,155,500 Common Shares outstanding as of the date of this Amendment to the Annual Report. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(3) Mr. Grabow's business address is 222 New Road, Parsippany, New Jersey 07054. Includes 500,000 Common Shares and currently exercisable warrants to purchase an additional 350,000 Common Shares. See "Certain Relationships and Related Transactions."

(4) Ms. Marfuggi's business address is 116 Village Blvd., Suite 200, Princeton, New Jersey 08540-5799. Includes 372,500 Common Shares and currently exercisable warrants to purchase an additional 50,000 Common Shares. Excludes 75,000 Common Shares pledged by Ms. Marfuggi in November 1996 as collateral for a loan which the Yardville National Bank has foreclosed upon. As of the date of this Amendment to the Annual Report, Ms. Marfuggi is not employed by the Company or any subsidiary of the Company. The Company is negotiating a settlement with Ms. Marfuggi relating to her separation from the Company. See "Employment Agreements / Termination Settlements"

(5) Ms. Abramson's address is 1800 NE 114th Street, Miami, Florida 33181. Includes 400,000 Common Shares pledged by Ms. Abramson in March 1996 as collateral for a loan which matures in March 1997. Effective April 15, 1996, Ms. Abramson resigned as a member of the Board of Directors and from the offices of Chairman of the Board, Chief Financial Officer and Secretary.

(6) Mr. Fass's business address is 210 West 90th Street - Apt 7L, New York, New York 10024. Includes 225,000 Common Shares and currently exercisable warrants to purchase an additional 50,000 Common Shares. As of the date of this Amendment to the Annual Report, Mr. Fass is not employed by the Company or any subsidiary of the Company. The Company is negotiating a settlement with Mr. Fass relating to his separation from the Company. See "Employment Agreements / Termination Settlements."

(7) Mr. Fechtor's business address is 155 Federal Street, Boston, Massachusetts 02110. Upon the conversion of a certain note, InterEquity Capital Partners, L.P., received a six-year warrant exercisable until October 2001 to purchase, on one occasion, 6% of the issued and outstanding capital shares of the Company on a fully diluted basis as of the date of exercise. Certain persons associated with the Representative, received an aggregate 17.5% interest in such warrant, including Mr. Fechtor, who received a 5% interest in such warrant. As of the date of this Amendment to the Annual Report, there are 5,680,500 Common Shares outstanding on a fully diluted basis, 6% of which equals 340,830 Common Shares. Accordingly, Mr. Fechtor's ownership as shown in the table includes 17,042 shares issuable upon exercise of such warrant. See "Certain Relationships and Related Transactions." Also includes 120,000 shares of Common Stock. Excludes 5,500 shares of Common Stock owned by Mr. Fechtor's wife, of which he disclaims beneficial ownership.

(8) Mr. McKinstry's business address is 40 Queen Street, London EC4R 1DD, England. Includes currently exercisable warrants to purchase 50,000 Common Shares.

(9) InterEquity's business address is 220 Fifth Avenue, New York, New York 10001. Includes an 82.5% interest in a six-year warrant exercisable to purchase, on one occasion, 6% of the issued and outstanding capital shares of the Company on a fully diluted basis as of the date of exercise. As of the date of this Amendment to the Annual Report, there are 5,680,500 Common Shares outstanding on a fully diluted basis, 6% of which equals 340,830 Common Shares. Accordingly, InterEquity's ownership as shown in the table includes 281,185 shares issuable upon exercise of such warrant. The warrant is currently exercisable and expires in October 2001.

(10) Mr. Sitomer's address is 303 East 57th Street, New York, New York 10022. Mr. Sitomer has consented to be nominated for election to the Company's board of directors.

(11) Ms. Brenner's address is P.O. Box 9109, Newport Beach, California 92660. Ms. Brenner has consented to be nominated for election to the Company's board of directors.

(12) Includes the Common Shares beneficially owned by Mr. Grabow, Mr. Fechtor, Mr. McKinstry, Mr. Fass and Ms. Marfuggi.

Item 12.   Certain Relationships and Related Transactions

    The Acquisition

    In June 1995, the Company entered into a purchase and sale agreement with Greenberg's--L.P., a New York limited partnership doing business as William Greenberg Jr. Desserts, Inc., its general partner and all of its limited partners pursuant to which the Company agreed to acquire, subject to the terms and conditions contained therein, the operating assets and certain liabilities of Greenberg's--L.P. for $2,000,000 (the "Acquisition"). On July 10, 1995, the Company consummated the Acquisition. At the closing, the Company entered into an employment and consulting agreement with Seth Greenberg, a consulting agreement with William Greenberg, Jr. and Carol S. Greenberg and a consulting agreement with Marilyn Miller. See "Significant Employees." In connection with the Acquisition, the general partner and Greenberg's--L.P. agreed that they would not, for a period of five years from closing, compete with the Company.

    Acquisition Indebtedness

    In July 1995, in order to finance the Acquisition, the Company obtained a senior, secured term loan represented by two promissory notes issued to InterEquity Capital Partners, L.P. ("InterEquity"). One promissory note was in the original principal amount of $1,999,000 (the "Amortizing Note") and the other was in the original principal amount of $1,000 (the "Convertible Note"). The term loan was secured by substantially all of the Company's assets. The Convertible Note was convertible into Common Shares or a warrant to purchase capital stock of the Company. Upon consummation of the Company's initial public offering of 1,000,000 Common Shares (the "Offering"), which occurred in October 1995, the Company used a portion of the net proceeds of the Offering to pay the term loan in full, together with accrued interest, and a prepayment penalty ($530,000). As a result, the liens against the Company's assets and the collateral assignments were terminated. In addition, upon consummation of the Offering, InterEquity paid the Company $1,000 and converted the Convertible Note into a six-year warrant exercisable to purchase, on one occasion, 6% of the Company's issued and outstanding capital stock on a fully diluted basis at the time of exercise. In addition, the Company has granted InterEquity an option to put those shares acquired by InterEquity upon the conversion of the warrant to the Company commencing on July 10, 2000 through July 31, 2005 if the Common Shares have not been listed or admitted to trading on a national securities exchange and/or are not quoted on an automated quotations system at the time the put is exercised, at a price equal to a multiple of earnings as defined in the loan agreement between the parties or a price established by independent appraisal. In addition, pursuant to the terms of the loan agreement, the Company has granted InterEquity certain "piggyback" registration rights with respect to the Common Shares issuable upon exercise of the warrant.

    The JMS Acquisition

    On January 17, 1997, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Philip Grabow ("Grabow"), pursuant to which, on January 23, 1997, the Company consummated the purchase from Grabow of all the outstanding shares of J.M. Specialties, Inc., a New Jersey corporation (the "JMS Subsidiary"), in exchange for (i) $900,000 in cash, (ii) 500,000 shares (the "JMS Shares") of the Common Stock of the Company and (iii) 350,000 warrants (the "JMS Warrants") exercisable for shares of Common Stock of the Company (the "JMS Transaction"). Each JMS Warrant entitles Grabow to purchase one Common Share of the Company at the exercise price of $2.50 per share until December 31, 2000.

    In connection with the Stock Purchase Agreement, Grabow and the Company also entered (i) a registration rights agreement, dated as of January 23, 1997, regarding the terms of the registration of the Common Shares of issuable upon exercise of the JMS Warrants, and (ii) an employment agreement dated as of January 23, 1997. Pursuant to the employment agreement, Grabow will serve as President and Chief Executive Officer of the Company at an annual salary level of $250,000 for the first year, and a minimum of $150,000 thereafter. Also in connection with the JMS Transaction, effective January 23, 1997, Grabow was elected to serve as a director of the Company.

    JMS Acquisition Indebtedness

    The payment of the cash portion of the purchase price for the JMS Subsidiary and such working capital, was funded through the net proceeds received from the sale by the Company of 1,500,000 common stock purchase warrants (the "Private Placement Warrants") at a price of $1.10 per Private Placement Warrant to a limited number of purchasers that qualified as "accredited investors" under the Securities Act of 1933. The terms of the Private Placement Warrants are substantially similar to the JMS Warrants.

    Transactions with Executive Officers and Directors

    In April 1994, Stephen Fass purchased 225,000 Common Shares from the Company for an aggregate purchase price of $22,500.

    At December 31, 1994, the Company was indebted to Mr. Fass in the aggregate amount of $50,432. Of this amount, $35,000 pertained to a verbal consulting agreement with the Company whereby Mr. Fass agreed to perform consulting services for the Company at a rate of $5,000 per month effective June 1, 1994 and the balance of $15,432 represented expenses incurred by the Company which Mr. Fass personally paid on its behalf. Through June 30, 1995, Mr. Fass earned additional consulting fees of $30,000 and paid additional costs and expenses incurred on behalf of the Company of $24,933, which increased the amount owed to Mr. Fass to $105,365. In October 1996, all amounts owed to Mr. Fass by the Company were repaid in full.

    For a description of the employment agreements with Mr. Fass and Ms. Marfuggi and their separation from the Company, see "Employment Agreements/ Termination Settlements."

    On February 8, 1996, the Company made an unsecured loan in the amount of $212,000 to the spouse of the Company's former Chairman of the Board. The loan bore interest at the rate of 6.75% per annum. On April 5, 1996, the loan was repaid in full with all accrued interest.

    In October 1995, persons associated with the Representative purchased a $350,000 participation interest in a $2,000,000 term loan obtained from InterEquity in connection with the Acquisition and, as a result, received through the conversion of the Convertible Note, a 17.5% participation interest in a six-year warrant issued to InterEquity to purchase 6% of the issued and outstanding shares of capital stock of the Company on a fully diluted basis at the time of exercise. Richard Fechtor, a Director of the Company, is a principal of the Representative and received a 5% interest in such warrant. See "-- Acquisition Indebtedness" and "Security Ownership of Certain Beneficial Owners and Management."

    J.P. Veggi's, Inc. ("J.P.'s") is engaged in a co-packing arrangement with the JMS Subsidiary pursuant to which J.P.'s paid the JMS Subsidiary approximately $65,000 during the year ended December 31, 1996. Philip Grabow, the President and Chief Executive Officer and a Director of the Company is a co-founder and President of J.P.'s and owns 10% of the outstanding shares of J.P.'s.

                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K

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

        **10.18   Form of Indemnity Agreement.

        **10.19 Sublease dated December 1995 between Timothy's Coffees of the World, Inc., and the Company.

        ****10.20 Lease dated March 8, 1995 between Harran Holding Corp., c/o
                  A. J. Clarke Management and the Company.

        ****10.21 Agreement dated January 13, 1996 by and between the Company and Barry Kaplan Associates.

        *****10.2 Employment Agreement, dated January 23, 1997, by and between the Company and Philip Grabow.

        *****10.2 Form of Warrant for the Private Placement made in conjunction with the JMS Subsidiary acquisition.

        *10.24 Lease dated December 29, 1987 between New Road Associates and the Company.

        *10.25   Sublease dated December 4, 1995 between GAB Robins North
                 America,

                  Inc. and the Company.

        *****21.1 List of Subsidiaries of the Company, the state of incorporation of each, and the names under which such subsidiaries do business.

----------------------

*        Filed Herewith.

**       Incorporated by reference to the Company's Registration
         Statement on Form SB-2 Registration Number 33-96094.

*** Incorporated by reference to Schedule 13-D filed by Philip Grabow on SEC File Number 005-48185.

**** Incorporated by reference to the Company's Annual Report for the fiscal year ended 1995 on Form 10-KSB Commission File Number 1-13984.

***** Incorporated by reference to the Company's Annual Report for the fiscal year ended 1996 on Form 10-KSB Commission File Number 1-13984.