Form 10QSB
period 1997-06-30
CREATIVE BAKERIES INC
filed 1997-08-12
CIK 949721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended   June 30, 1997

                                       or

              ( )     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1939

                      For the transition period from              to


Commission File Number:  1-13984


                             CREATIVE BAKERIES, INC.
        (Exact name of small business issuer as specified in its charter)



          New York                              13-3832215
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


                       222 New Road Parsippany, N J 07054

                    (Address of principal executive offices)


Issuer's telephone number, including area code:            (201) 808-8248

Former name:  William Greenberg Jr. Desserts and Cafes, Inc.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X   No



Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                      Outstanding at August 6, 1997

Common Stock, par value $0.001
 per share                                           3,155,500

Part I.  Financial information


            Item 1.      Condensed consolidated financial statements:

                         Balance sheet as of June 30, 1997                F-2

                         Statement of operations for the six months and
                         three months ended June 30, 1997 and 1996        F-3

                         Statement of cash flows for the six months
                         ended June 30, 1997 and 1996                     F-4

                         Notes to condensed consolidated financial
                         statements                                  F-5 - F-16

            Item 2.      Management's discussion and analysis of
                         financial condition


Part II.  Other information


Signatures

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET - JUNE 30, 1997
                                   (Unaudited)






                                     ASSETS

Current assets:
  Cash                                                            $   144,447
  Accounts receivable, less allowance for doubtful
   accounts of $26,800                                                384,756
  Notes receivable, related party                                      59,300
  Interest receivable                                                  13,600
  Inventory                                                           318,704
  Prepaid insurance                                                    79,959
  Prepaid expenses and other current assets                            69,364
                                                                   -----------
    Total current assets                                            1,070,130
                                                                    ---------

Property and equipment                                              1,288,481

Other assets:
  Covenant not to compete, net of amortization                         75,000
  Goodwill, net of amortization                                     1,220,705
  Security deposits                                                   152,032
                                                                   -----------
                                                                    1,447,737
                                                                    ---------

                                                                  $ 3,806,348
                                                                  ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
  Notes payable, bank                                             $    89,486
  Accounts payable                                                    637,773
  Estimated liability for restructuring                               350,000
  Accrued payroll:
    Stockholders/officers                                             373,861
    Other                                                              33,513
  Accrued expenses nd other current liabilities                       301,126
                                                                      -------
    Total current liabilities                                       1,785,759

Deferred rent                                                          89,785

Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock, $.001 par value, authorized 2,000,000
   shares, none outstanding
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 3,155,500 shares in
   1997 and 3,060,000 in 1996                                           3,156
  Additional paid in capital                                       10,230,260
  Deficit                                                        (  8,302,612)
                                                                   -----------
                                                                    1,930,804
                                                                    ---------

                                                                  $ 3,806,348
                                                                  ===========





     See notes to condensed consolidated financial statements.
                                                                            F-2

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 31, 1997 AND 1996
                                   (Unaudited)













                            Six Months                        Three Months
                          Ended June 30,                     Ended June 30,
                         1997          1996               1997           1996
                         ----          ----               ----           ----


Net sales             $3,337,935     $3,391,630       $1,655,149     $1,758,295

Cost of sales          2,409,771      2,412,178        1,102,159      1,294,886
                      ----------     ----------       ----------     ----------

Gross profit             928,164        979,452          552,990        463,409

Operating expenses     2,278,116      2,067,441          926,493      1,064,226
                      ----------      ----------        ----------   ----------

Loss from operations ( 1,349,952)   ( 1,087,989)     (   373,503)   (   600,817)
                      ----------     ----------        ----------    ----------

Other income (charges):
  Interest income         11,363         40,464            5,585          8,825
  Interest expense   (     9,095)     (   5,671)       (   5,032)       ( 2,695)
                       ----------     ----------       ----------    ----------
                           2,268         34,793              553          6,130
                       ----------     ----------       ----------    ----------

Net loss             ($1,347,684)   ($1,053,196)     ($  372,950)   ($  594,687)
                     ============    ============      ==========    ==========

Net loss per common
 share              ($      .24)   ($      .28)      ($      .06)   ($      .16)
                      ==========    ============      ===========    ==========

Weighted average number
 of common shares
 outstanding          5,628,103       3,802,703        5,908,503      3,802,703
                     ==========      ==========        ==========    ==========




















     See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)






                                                         1997          1996
                                                         ----          ----

Cash flows from operating activities:
  Net loss                                          ($1,347,684)   ($1,053,196)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                        73,779         45,016
     Amortization                                        12,500         82,702
     Compensatory element of issuance of warrants       421,730
   Changes in other operating assets and liabilities:
     Accounts receivable                                114,682         59,873
     Inventory                                           31,099    (    25,312)
     Interest receivable                                  1,190    (     2,652)
     Prepaid expenses and other current assets      (    20,487)   (   122,423)
     Accounts payable                               (   409,677)   (   190,812)
     Accrued expenses and other current liabilities     166,897          2,955
     Deferred rent                                       21,183         16,555
                                                      ----------     ----------

     Net cash used in operating activities          (   934,788)   ( 1,187,294)
                                                      ----------    ----------

Investing activities:
  Purchase of subsidiary                            (   900,000)
  Purchase of property and equipment                (    40,173)   (   335,085)
  Decrease in note receivable, related party                700         75,000
  Increase in rent security deposits                (     7,936)   (    36,100)
                                                      ----------    ----------

     Net cash used in investing activities          (   947,409)   (   296,185)
                                                      ----------    ----------

Financing activities:
  Proceeds from issuance of common stock and
   warrants                                           1,747,500
  Payment of debt                                   (     9,121)   (   114,638)
                                                     ----------     ----------

     Net cash provided by (used in) financing
      activities                                      1,738,379    (   114,638)
                                                     ----------     ----------

Net increase (decrease) in cash                     (   143,818)   ( 1,598,117)

Cash, beginning of period                               288,265      3,097,161
                                                      ----------     ----------

Cash, end of period                                  $  144,447     $1,499,044
                                                      ==========     ==========

Supplemental disclosures:
  Cash paid during the year for:
    Interest                                         $    9,095     $    5,671
                                                      ==========     ==========
    Income taxes                                     $        0     $        0
                                                      ==========     ==========

Supplemental schedule of non-cash investing activities and financing activities:
    Issuance of common stock and warrants
     regarding acquisition of subsidiary             $1,315,000




     See notes to condensed consolidated financial statements.
                                                                           F-4

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1996 included in its Annual Report filed on Form 10-KSB.


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

       In connection with the above described subsequent transactions, the Company transferred all of its business assets to a newly formed wholly-owned subsidiary, WGJ Desserts and Cafes, Inc., in exchange for all of the issued and outstanding shares of common stock of such entity (the "Subsidiary"). As a result, the Company will act as a holding company with two wholly-owned subsidiaries. JMS and WGJ Desserts and Cafes, Inc. Upon obtaining consent of the Company's stockholders, the Company changed its name to Creative Bakeries, Inc.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










4.    Acquisition of Greenberg Dessert Associates Limited Partnership
       (continued):

       In order to finance this acquisition, on July 10, 1995 the Company obtained $2,000,000 from InterEquity Capital Partners, L.P., ("InterEquity") in the form of (i) an amortizing note in the aggregate amount of $1,999,000 (the "Amortizing Note") and (ii) a $1,000 note which was convertible into shares of common stock of the Company or a warrant to acquire shares of the Company's stock (the "Convertible Note" and together with the Amortizing Note, the "Notes"). Interest on the Note was 14.5% per annum. The Company also paid InterEquity a commitment fee of $50,000. The Notes were collateralized by a security interest in the Company's assets as well as a collateral assignment of all of the Company's leases and a pledge of an aggregate of 1,025,000 shares of common stock owned by the two founding stockholders and the Company's President. The Amortizing Note was payable on or prior to July 31, 2000, with interest only for the first 12 months and 48 equal monthly installments of principal and interest commencing July 31, 1996 through June 30, 2000. The Convertible Note was payable in full on July 31, 2000 with interest only payable monthly commencing July 31, 1995. This financing agreement allowed InterEquity to convert the Convertible Note into shares of the Company's capital stock or a warrant to acquire shares of stock of the Company in a number sufficient to equal up to 6% of the Company's then outstanding preferred and/or common shares of stock.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






5.    Acquisition of JMS Specialties, Inc.:

       In connection with the acquisition, the Company transferred all of its then owned business assets to a newly formed wholly-owned subsidiary in exchange for all of the issued and outstanding shares if common stock of WGJ Desserts and Cafes, Inc. As a result, the Company currently acts as a holding company with two wholly-owned subsidiaries, JMS and WGJ. Upon obtaining the Company's stockholders, the Company changed its name to Creative Bakeries, Inc.

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
                                                                     ---------

                                                                    $2,215,000
                                                                    ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

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

        The following is a summary of property and equipment at June 30, 1997:

                    Baking equipment                                $1,196,269
                    Furniture and fixtures                             103,314
                    Leasehold improvements                             586,564
                                                                     ----------
                                                                     1,886,147
                    Less:  Accumulated depreciation
                            and amortization                           597,666
                                                                       -------
                                                                    $1,288,481
                                                                    ==========



7. Intangible assets:

      The acquisition agreement of Greenberg's - L.P. contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $12,500 in 1997 and 1996.

      The excess cost over the fair value of the net assets acquired from Greenberg's - L.P. aggregated $934,200. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations in 1996 was $31,156.

      Continuing operating losses has caused management to reevaluate the goodwill acquired in the purchase of Greenberg's - L.P. In the fourth quarter of 1996, management completed its reevaluation and determined that the goodwill had no continuing value and the unamortized portion of $840,780 was charged to operations in the fourth quarter of 1996.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

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

       Amortization expense amounted to $22,750 for the period ended June 30, 1996.



8. Deferred rent:

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



9. Capital stock:

      (a)  Common stock:

       In November 1996, the Company issued 11,000 shares of its common stock to two (2) employees valued at $33,000 for services rendered. In November and December 1996, the Company issued an aggregate of 26,000 shares of its common stock valued at $54,510 to two law firms in settlement of amounts owed for legal services.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









9.    Capital stock (continued):

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

        (b)  Warrants:

           (i)  Warrants issued in 1995:

             In order to obtain  financing for the  acquisition  of Greenberg's
              -L.P.  (see Note 2), the Company sold to the lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock (163,404 shares of common stock). The warrant expires on July 31, 2001. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. Based upon the issuance 534,000 shares of common stock and 2,425,000 warrants during 1997, the lender is entitled to an additional 179,229 shares of common stock. Accordingly, the financial statements include a charge to operations of $197,230 which represents the market value of the stock at the time the 179,229 warrants were issued by the Company.

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

             In order to finance the Acquisition, the Company sold to accredited investors 1,875,000 Placement Warrants at a purchase price to the Company of $1,747,500 (after offering costs of
             ( $315,000).

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS











9.      Capital stock (continued):

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




10. Commitments and contingencies:

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










10.  Commitments and contingencies (continued):

      Employment Agreements (continued):

       In order to supplement its cash flow, in August 1996, the Company reduced payments to all employees under contract by 50%. The unpaid portion at March 31, 1997 aggregating $343,653 has been accrued and will be paid at such time as the Company has sufficient funds.

       In May and June of 1997, the employment contracts of Stephen Fass, a Director and President of the subsidiary, Maria Marfuggi, a Director and President of J.M. Specialties, Inc. and Seth Greenberg, President of the subsidiaries baking division, were officially terminated and settled
 .
       These agreements are summarized below:



                                    Value of
                                    Cash            Warrants
                                 Settlement          Issued            Total
                                 For Wages         at $1.10         Settlement


         Stephen Fass            $ 44,100          $ 55,000           $ 99,100

         Maria Marfuggi            36,000            55,000             91,000

         Seth Greenberg            72,003            39,732            111,735
                                  --------         --------           --------

                                 $152,103          $149,732           $301,835
                                 ========          ========           ========



      The settlement of these three employment agreements resulted in the Company incurring an additional $89,681 in officers compensation in the quarter ended June 30, 1997.

      The Company also reached agreement with four other employees with whom the Company had employment agreements. The net effect of these settlements decreased officers compensation, which had been accrued, $72,914 in the quarter ended June 30, 1997.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









10.  Commitments and contingencies (continued):

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



11. Related party transactions:

      The Company shares warehouse facilities with J. P. Veggies, Inc. Mr. Grabow and his family, own 40 percent of J. P. Veggies, Inc. The Company charges J. P. Veggies, Inc. for the manufacturing and packing of product and for certain sales and administrative support provided by
      J. M. Specialties, Inc. These billings were included in the Company's net sales and amounted to $35,540 in 1997 and $44,023 in 1996.

      The Company has a demand note receivable with a related party that carries interest at five percent. The balance at June 30, 1997 amounted to $59,300.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










12. Reconciliation of shares used in computation of earnings per share.


                                                           1997         1996
                                                           ----         ----

               Weighted average of shares actually
                 outstanding                           3,060,000      3,060,000

               Common stock purchase warrants          2,544,703        742,703
                                                       ---------      ---------

               Primary and fully diluted weighted
                 average common shares outstanding     5,604,703      3,802,703
                                                       =========      =========




13. Subsequent events:

      On March 17, 1997, the Company signed a letter of intent to acquire all of the capital stock of a bakery. Financial statements of Chatterly Elegant Desserts, Inc. have not been provided since the proposed acquisition does not meet the test for a significant subsidiary as required under Regulation SX 210-02(w). The combined investment in and advances at the proposed acquisition date did not exceed 10% of consolidated assets at June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation





General:

     The Company was incorporated in November 1993 and was in the development stage through July 1995. From April 1994 through June 1995, the Company assembled its core management, raised approximately $ 600,000 from equity financing, and negotiated a definitive agreement to purchase the operating assets and business of Greenberg's - L.P. In July 1995, the Company completed the acquisition for a purchase price of $ 1,967,300 in cash and a promissory note for $ 32,700. In connection with the acquisition, the Company obtained a $ 2,000,000 term loan and applied a portion of the net proceeds from its initial public offering, consummated in October 1995 to pay in full the principal and accrued interest under the term loan. The acquisition was accounted for as a purchase and the excess of the purchase price over the value of the net assets acquired was recorded as goodwill.




     At June 30, 1997 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $ 5,900,000 which can be used to reduce the tax on income up to that amount through the year 2011.





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

     The Company consolidated revenues aggregated $ 3,337,935 and $3,391,630 for the six months ended June 30, 1997 and 1996, respectively. The cost of goods sold was $ 2,409,771 in 1997 and $ 2,412,178 in 1996. Operating expenses were $ 2,278,116 in 1997 and $ 2,067,441 in 1996. As a result, the loss from operations for the six months ended June 30, 1997 and 1996 was $1,347,684 and $ 1,053,196 respectively.


     The Company's consolidated revenues aggregated $ 1,655,149 and $1,758,295 for the three months ended June 30, 1997 and 1996, respectively, a decrease of 5.8%. The cost of goods sold for 1997 was $ 1,102,159 and $ 1,294,886 in 1996, a decrease of $ 192,727, or 14.8%. In addition, operating expenses decreased $ 137,733 from $ 1,064,226 in 1996 to $ 926,493 in 1997, a decrease of $ 221,737 or 37.2%. Management attributes this positive trend to its restructuring efforts and its implementation of new management.


     In the first six months of 1997, the Company incurred costs associated with issuance of the warrants. These costs, for services rendered and loan fees to Interequity, were charged to operating costs and amounted to approximately $623,000 of which $ 198,000 was used to pay certain payroll obligations when employment contracts were settled. In addition, one of the Company's subsidiaries, JM Specialties, Inc., paid one time signing bonuses to two employees amounting to $ 68,000.


     For the six months ended June 30, 1996, the Company earned interest income of $ 31,639 which arose mainly from investing a portion of the net proceeds it received upon the consummation of the initial public offering in liquid cash equivalents.

     The 1997 statements of operations reflect a charge in the amount of $ 197,230, which represents the fair market value of 179,299 warrants, issued to a lender in order to satisfy the obligation under a written agreement. These warrants were valued at $ 1.10.

     The resulting net loss aggregated $ 1,347,684 for 1997 ($.24) per share and $ 1,053,196 for 1996 ($.28) per share.



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



     J.M. Specialties, Inc., offers a line of batter and frozen finished cakes, brownies, and muffins. J.M Specialties, Inc.'s financial records and affairs are kept separate from the parent but included in the consolidated financial statements at June 30, 1997 and 1996.

     Selling, general and administrative expenses of the retail segment consist of (i) expenses incurred in each of the five retail stores and (ii) expenses allocated from the Company's centralized operating facility which are based primarily on sales volume. The increase in selling, general and administrative expenses as a percentage of sales during 1997, as compared to 1996, was primarily the result of the effect of the issuance of common stock purchase warrants for services rendered, salaries, and fees ($425,000) and the settlement and termination of various employment agreements.

     The decrease in depreciation and amortization for 1997 as compared to 1996 is attributable to depreciation and amortization from assets written down or written off for the year ended December 31, 1996.



c.       Plan of Operation:

Reorganization of  New York City Baking Operations:


     During the first six months of 1997 management has taken numerous steps to restructure its New York City baking operation in a concentrated efforts to reduce operating costs. Their plans have involved a restructuring of the entire management team. Duties have been divided between manufacturing, wholesale, and retail operations. The commissary at 47th Street, New York City has been redesigned with resulting savings in labor and overhead. Purchasing has been centralized which has also resulted in savings. Leases have been renegotiated, employment contracts, which have seriously impacted the Company's cash flows, have been either renegotiated or terminated.



     In connection with the restructuring plan, management has written down its baking equipment, leasehold improvements and fixtures as of December 31, 1996, by approximately $ 800,000 due to impairment in their value. In addition, management has determined unamortized goodwill of approximately $ 840,000 has no continuing value and accordingly it was written off during 1996. Finally, the Company had charged 1996 with a $ 450,000 provision for actions aimed at restructuring the Company, of which $100,000 was actually incurred as of June 30, 1997. This restructuring charge is predominantly comprised of costs associated with the elimination of certain positions, provisions for lease obligations on certain retail stores, and charges for consultants involved in the restructuring. By taking the above-mentioned actions, future periods, will not be burdened with the amortization, depreciation or expense of these costs.


     Management feels that as a result of the restructuring and elimination of costs, savings for the fiscal year 1997 will be in excess of $ 1,000,000.



Acquisition of J.M. Specialties Inc.:

     On January 17, 1997, the Company entered into a stock purchase agreement ("Stock,Purchase Agreement") with Philip Grabow ("Grabow"), pursuant to which, January 23, 1997, the Company consummated the purchase from Grabow of all the outstanding shares of J.M. Specialties, Inc., a New Jersey Corporation ("JMS Subsidiary"), in exchange for (I) $ 900,000 in cash, (ii) 500,000 shares (the "Shares") of the Common Stock of the Company and (iii) 400,000 warrants (the "Warrants") exercisable for shares of Common Stock of the Company (the "Transaction"). Each warrant entitles Grabow to purchase one share of Company common stock at the exercise price of $ 2.50 per share until December 31, 2000. In connection with the Stock Purchase Agreement , Grabow and the Company also entered (i) a registration rights agreement, dated as of January 23, 1997, regarding the terms of the registration of the Shares of Common Stock of the Company issuable upon exercise of the Warrants, and (ii) and employment agreement dated January 23, 1997. Pursuant to the employment agreement, Grabow will serve as president and Chief Executive Officer of the Company at the annual salary level of $250,000 for the first year, and a minimum of $ 150,000 thereafter. Also in connection with the Transaction, effective January 23, 1997, Grabow was elected to serve as a director of the Company as a result of the Transaction, Grabow beneficially owns 850,000 shares (or 24.5%) of the common stock of the Company.



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


     To develop new accounts, JMS Subsidiary personnel present the products at food shows, contact possible customers directly to have them order the product from their distributor an through direct mailings to customers. The JMS Subsidiary's current food distribution include SYSCO Foods, Alliant Foods, Rykoff-Sexton and over 75 other accounts consisting of supermarket distribution centers, Food service distributors, and independent bakery distributors. The product ultimately ends up at Food Service accounts such as the Museum Of Natural History, Various colleges, Hospitals, corporate feeders, and retailers, such as Shop Rite, PathMark, A & P etc.


     The JMS Subsidiary started business in October 1994 as a company making gourmet batter product. The product line was then extended to Sugar Free then Fat-Free and finally frozen finished baked product.



     According to the Company's management , this change reflects the change in the marketplace where consumers wanted more Fat -Free products and customers wanted frozen - finished products to minimize customer time to bake and finish batter product.

     Management of the JMS Subsidiary believes that the reputation of the JMS Subsidiary has grown considerably as a result of the product's taste, texture, and price value. The product has no preservatives, hydrogenated oil or chemicals: rather it uses natural ingredients.


     In connection with the Transaction, the Company provided $ $600,000 to the JMS Subsidiary for working capital purposes. The payment of the cash portion of the purchase price for the JMS Subsidiary and such working capital aggregated $ 1,500,000, was funded through net proceeds received from the sale by the Company of $1,875,000 common stock purchase warrants (the "Private Placement Warrants") at a price of $ 1.10 per Private Placement warrant to a limited number of purchasers that qualify as "accredited investors" under the Securities Act of 1933.The terms of the Private Placement Warrants are substantially similar to the Warrants.



 (iii) Other Acquisitions:


     On March 20, 1997, the Company entered into an employment contract with the former owners of a company that produced low-fat and fat- free cookies.Pursuent to the contract both individuals received a signing bonus aggregating $ 68,000 and will each receive a salary of $ 25,000 per annum with an opportunity to earn an additional $50,000 each based on performance. In addition both individuals will be entitled to an aggregate of $ 50,000 warrants in the event that sales volume exceeds $ 750,000 per annum.


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

     Plans call for closing the JMS facility and merging it with the bakery with which the letter of intent has been signed. This merger will result in estimated savings of between $ 400,000.00 and $ 600,000.00 per year. These savings are in addition to the estimated savings from the restructuring. There can be no assurance that a definitive agreement will be reached or, if reached that a closing thereunder will occur.




Liquidity and Capital Resources:


     Since its inception the Company's only source of working capital has been the $ 7,460,000 received from the issuance of its securities.


     In June 1995, The Company issued 180,000 shares of common stock to unrelated parties for $ 600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $ 200,000. In connection with the acquisition of Greenberg's- L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. Of the $5,700,000 proceeds from the aforementioned stock sales: (i) $ 2,125,000 was issued to repay the InterEquity debt including interest; (ii) $ 2,615,000 was used in operations; (iii) $ 765,00 was used to purchase property, equipment and leaseholds; and (iv) $ 195,000 was used for general corporate purposes.


     As of June 30, 1997, the Company has a negative working capital of approximately $ 715,629 as compared to a negative working capital of $ 1,134,000 at December 31, 1996. During the first half of 1997, management took actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. Pursuant to the restructuring a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated. The Company expects that the aforementioned actions will stop the cash outflows, which it has experienced since inception.

     Selling, general and administrative expenses of the retail segment consist of (i) expenses incurred in each of the five retail stores and (ii) expenses allocated from the Company's centralized operating facility which are based primarily on sales volume. The increase in selling, general and administrative expenses as a percentage of sales during 1997 as compared to 1996 was primarily the result of the effect of the issuance of common stocks purchase warrants for services rendered, salaries, and fees ($623,000).

     The decrease in amortization for 1997 as compared to 1996, is attributable to amortization from assets written down or written off for the year ended December 31, 1996.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated August 8, 1997

     CREATIVE BAKERIES, INC.

     BY:___/s/Philip Grabow
              Philip Grabow
              Chief Executive Officer