Form 10QSB
period 1997-09-30
CREATIVE BAKERIES INC
filed 1997-11-14
CIK 949721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended   September 30, 1997

                                       or

              ( )     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1939

                    For the transition period from              to


Commission File Number:  1-13984


                                        CREATIVE BAKERIES, INC.
              (Exact name of small business issuer as specified in its charter)



          New York                              13-3832215
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


                     20 Passaic Avenue, Fairfield, NJ 07004

                    (Address of principal executive offices)


Issuer's telephone number, including area code:         (973) 808-9292
                                                      -----------------

Former name:  William Greenberg Jr. Desserts and Cafes, Inc.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X   No



Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.



            Class             Outstanding at November 12, 1997

Common Stock, par value $0.001
 per share              4,455,500

                                      INDEX



Part I.  Financial information


              Item 1.  Condensed consolidated financial statements:

                         Balance sheet as of September 30, 1997          F-2

                         Statement of operations for the nine and three months ended September 30, 1997 and 1996 F-3

                         Statement of cash flows for the nine months
                         ended September 30, 1997 and 1996               F-4

                         Notes to condensed consolidated financial
                         statements                                 F-5 - F-17

              Item 2.    Management's discussion and analysis of
                         financial condition


Part II.  Other information


Signatures

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 1997
                                   (Unaudited)




                                     ASSETS

Current assets:
  Cash                                                             $   221,027
  Accounts receivable, less allowance for doubtful
   accounts of $26,800                                                 508,092
  Notes receivable, related party                                       57,300
  Interest receivable                                                   14,326
  Inventory                                                            442,483
  Prepaid insurance                                                     43,547
  Prepaid expenses and other current assets                             90,068
                                                                    -----------
    Total current assets                                             1,376,843
                                                                     ---------

Property and equipment, net of accumulated depreciation              1,643,037
                                                                    -----------

Other assets:
  Covenant not to compete, net of amortization                          68,750
  Goodwill, net of amortization                                      1,215,086
  Security deposits and other assets                                   204,899
                                                                    -----------
                                                                     1,488,735
                                                                     ---------

                                                                   $ 4,508,615
                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                                $    49,793
  Notes payable, shareholders                                          225,000
  Notes payable, bank                                                  149,379
  Notes payable, other                                                  39,586
  Accounts payable                                                     972,248
  Estimated liability for restructuring                                350,000
  Accrued payroll:
    Stockholders/officers                                              326,045
    Other                                                               25,335
  Accrued expenses nd other current liabilities                        369,186
                                                                     ----------
    Total current liabilities                                        2,506,572
                                                                     ----------

Long-term debt, net of current portion                                 234,740
                                                                    -----------

Deferred rent                                                           43,546
                                                                        ------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 4,455,500 shares in
   1997 and 3,060,000 in 1996                                            4,456
  Additional paid in capital                                        10,420,676
  Deficit                                                         (  8,701,375)
                                                                   -----------
                                                                     1,723,757
                                                                     ---------

                                                                   $ 4,508,615
                                                                   ===========


     See notes to condensed consolidated financial statements.
                                                                     F-2






                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)










                                                          Nine Months                          Three Months
                                                        Ended September 30,                   Ended September 30,

                                                1997                 1996             1997                 1996
                                                ----                 ----             ----                 ----


Net sales                                     $6,361,242         $6,762,495         $1,989,915         $2,273,250

Cost of sales                                  4,611,831          4,901,769          1,416,585          1,631,121
                                              ----------         ----------         ----------         ----------

Gross profit                                   1,749,411          1,860,726            573,330            642,129

Operating expenses                             3,503,220          3,541,264          1,008,917          1,181,398
                                              ----------         ----------         ----------         ----------

Loss from operations                        ( 1,753,809)       ( 1,680,538)       (   435,587)       (   539,269)
                                             ----------         ----------         ----------         ----------

Other income (charges):
  Rental and storage
   income                                         11,480             51,182                                51,182
  Gain on sale of
   equipment                                       5,400                                 5,400
  Interest income                                 13,872             42,691              2,510              2,227
  Interest expense                          (    23,390)       (    23,479)       (       349)       (     7,198)
                                             ----------         ----------         ----------         ----------
                                                   7,362             70,394              7,561             46,211
                                              ----------         ----------         ----------         ----------

Loss before extraordinary
 item                                       ( 1,746,447)       ( 1,610,144)       (   428,026)       (   493,058)

Extraordinary item-gain on
 extinguishment of debt                                              31,375                                31,375
                                              ----------         ----------         ----------         ----------

Net loss                                    ($1,746,447)       ($1,578,769)       ($  428,026)       ($  461,683)
                                             ==========         ==========         ==========         ==========

Net loss per common
 share                                      ($     0.30)       ($     0.41)       ($     0.07)       ($     0.12)
                                             ==========         ==========          ==========         ==========

Weighted average number
 of common shares
 outstanding                                  5,789,369          3,806,628          6,289,428          3,806,628
                                              ==========         ==========         ==========         ==========













     See notes to condensed consolidated financial statements.
                                                                         F-3

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)



                                                                                        1997               1996
                                                                                        ----               ----

Operating activities:
  Loss before extraordinary item                                                  ($1,746,447)       ($1,610,144)
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation and amortization                                                     196,891            345,508
     Extraordinary item                                                                                    31,375
     Compensatory element of issuance of warrants                                      513,446
   Changes in other operating assets and liabilities:
     Accounts receivable                                                          (     8,654)             11,186
     Inventory                                                                    (    92,680)       (    35,718)
     Interest receivable                                                          (     1,916)       (     2,396)
     Prepaid expenses and other current assets                                    (    59,583)       (   180,073)
     Accounts payable                                                                   24,798       (    44,433)
     Accrued expenses and other current liabilities                                    178,962             48,769
     Estimated liability for restructuring                                        (   100,000)
     Deferred rent                                                                     166,138              8,277
                                                                                    ----------         ----------

     Net cash used in operating activities                                        (   929,045)       ( 1,427,649)
                                                                                   ----------         ----------

Investing activities:
  Purchase of subsidiary                                                          (   900,000)
  Decrease in note receivable, related party                                             2,700            119,250
  Purchase of property and equipment                                              (   387,900)       (   364,302)
  Increase in security deposits                                                   (     9,191)       (    35,308)
                                                                                   ----------         ----------

     Net cash used in investing activities                                        ( 1,294,391)       (   280,360)
                                                                                   ----------         ----------

Financing activities:
  Proceeds from issuance of common stock and
   warrants                                                                          1,747,500
  Increase in notes payable, bank                                                       74,379
  Increase in notes payable, shareholders                                              225,000
  Increase in debt                                                                     109,319       (    84,410)
                                                                                    ----------        ----------

     Net cash provided by (used in) financing
      activities                                                                     2,156,198       (    84,410)
                                                                                    ----------        ----------

Net decrease in cash                                                              (    67,238)       ( 1,792,419)

Cash, beginning of period                                                              288,265          3,097,161
                                                                                    ----------         ----------

Cash, end of period                                                                 $  221,027         $1,304,742
                                                                                    ==========         ==========

Supplemental disclosures:
  Cash paid during the year for:
    Interest                                                                      ($   23,907)         $   23,639
                                                                                   ==========          ==========
    Income taxes                                                                    $        0         $        0
                                                                                    ==========         ==========

Supplemental schedule of non-cash investing activities and financing activities:
    Issuance of common stock and warrants
     regarding acquisition of subsidiary                                            $1,415,000
                                                                                    ==========




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

        On January 17, 1997, the Company purchased all of outstanding capital stock of J.M. Specialties, Inc. ("JMS") in an acquisition to be accounted for as a purchase (the "Acquisition"). The total purchase price aggregated $2,215,000 of which $900,000 was paid in cash and the remaining $1,315,000 through the issuance of 500,000 shares of the Company's common stock at fair market value of $1.75 per share and purchase warrants valued at fair market value of $1.10 per warrant to acquire 400,000 shares of the Company's common stock at an exercise price of $2.50 per share. JMS offers a line of batter and frozen finished cakes, brownies and muffins.

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

       On September  1, 1997,  the  Company  purchased  all of the  outstanding
       shares  of  Chatterly   Elegant  Desserts,   Inc.   (Chatterly)  in  an
       acquisition to be accounted for as a pooling of interest. The Company issued 1,300,000 of its $.001 par value common stock in exchange for all of the outstanding shares of Chatterly. Chatterly offers a line of tortes, cakes and mousses.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








3. Principles of consolidation:

       The consolidated financial statements of Creative Bakeries, Inc. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of J.M. Specialties, Inc., WGJ Desserts and Cafes, Inc. and Chatterly Elegant Desserts, Inc. are included as the subsidiaries of Creative Bakeries, Inc.


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






5.      Acquisition of J.M. Specialties, Inc. (continued):

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

        The assets acquired and the liabilities assumed at December 31, 1996, in connection with the Acquisition, are as follows:

                Assets:
                  Cash                               $ 84,129
                  Accounts receivable                 224,378
                  Notes receivable                     60,000
                  Inventories                         274,803
                  Prepaid expenses                     14,063
                  Property and equipment              483,608
                  Other assets                         27,999
                                                      --------
                                                                     $1,168,980
                Liabilities:
                  Long-term debt                       23,607
                  Notes payable - bank                 75,000
                  Accounts payable and
                     accrued expenses                 123,938
                                                     --------
                                                                        222,545
                                                                        -------

                    Excess of net assets acquired over
                     liabilities assumed                                946,435

                    Goodwill                                          1,268,565
                                                                      ---------

                                                                     $2,215,000
                                                                     ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









5.      Acquisition of J.M. Specialties, Inc. (continued):

        Under the terms of its agreement with InterEquity Capital Partners, L.P., the Company reserved 179,229 shares of its common stock for issuance under the warrant. Management ascribed a fair value of $1.10 per common share which resulted a charge to operations of $197,229 in the first quarter of operations in 1997.


6.      Acquisition of Chatterly Elegant Desserts, Inc.:

        On September 1, 1997, the Company acquired 100% of the outstanding common shares of Chatterly Elegant Desserts, Inc. (Chatterly) in a transaction to be accounted for as a pooling of interest. The Company issued 1,300,000 of its common shares pursuant to the acquisition.

        Chatterly, which was founded in 1985, produces a line of cakes, tortes and other dessert items which are made in its facility in Fairfield, New Jersey. The products are sold to wholesale customers as well as supermarkets and other food distributors in New Jersey and New York.

        In connection with the acquisition of Chatterly Elegant Desserts, Inc., the Company entered into an agreement with the selling shareholder for a two year period commencing September 1, 1997. The agreement calls for an annual salary of $100,000 to be paid to such shareholder.

        The assets acquired and the liabilities assumed at December 31, 1996, in connection with the acquisition of Chatterly, are as follows:

              Assets:
                 Accounts receivable              $151,750
                 Inventories                       135,000
                 Prepaid expenses                    4,713
                 Property and equipment            422,493
                 Other assets                       54,073
                                                   --------
                                                                   $768,029
              Liabilities:
                 Long-term debt                     111,034
                 Notes payable, others               47,320
                 Accounts payable and
                     accrued expenses               375,238
                 Deferred rent                      136,958
                                                   --------
                                                                    670,550
                                                                    =======

              Excess of net assets acquired over
                 liabilities assumed                                 97,479

              Goodwill                                                2,521
                                                                      -----

                                                                   $100,000
                                                                   ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









7. Property and equipment:

        The Company's  baking  equipment,  furniture  and fixtures and leasehold
        improvements   were  deemed  to  be  impaired   and  written   down  to
        management's estimate of their fair value at December 31, 1996. Fair value, was determined by management's estimation of the net sales value if the property assets were offered for sale. An impairment loss in the amount of $797,559 was charged to operations during the fourth quarter of 1996.

       The following is a summary of property and equipment at September 30, 1997:

                  Baking equipment                            $1,713,628
                  Furniture and fixtures                         110,850
                  Leasehold improvements                         713,096
                  Automotive equipment                            12,896
                                                               ----------
                                                               2,550,470
                  Less:  Accumulated depreciation
                         and amortization                        907,433
                                                                 -------
                                                              $1,643,037
                                                              ==========



8. Intangible assets:

       The acquisition agreement of Greenberg's - L.P. contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $18,750 in 1997 and 1996.

       The excess cost over the fair value of the net assets acquired from Greenberg's - L.P. aggregated $934,200. This goodwill had been amortized over its estimated useful life of fifteen years. Amortization charged to operations in 1996 was $46,734.

       Continuing operating losses has caused management to reevaluate the goodwill acquired in the purchase of Greenberg's - L.P. In the fourth quarter of 1996, management completed its reevaluation and determined that the goodwill had no continuing value and the unamortized portion of $840,780 was charged to operations in the fourth quarter of 1996.

       On December 30, 1993, John McDonough, a fifty percent shareholder in
       J. M. Specialties, Inc., sold 100 shares of the Company's common stock to Philip Grabow, making Mr. Grabow the owner of all of the Company's outstanding shares. As part of this transaction, J. M. Specialties, Inc. entered into a covenant not to compete with Mr. McDonough, whereby Mr. McDonough agreed not to manage, operate, join, control, or participate, in or be consulted as an officer, employee, sole proprietor, partner, shareholder or otherwise, with or for any business which in any such matter, directly or indirectly, has competed or will

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








8.  Intangible assets (continued):

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

       In April of 1996, Mr. McDonough passed away, leaving the remaining balance of the note to his estate. In October of 1996, J. M. Specialties, Inc. negotiated with the Estate of Mr. John McDonough and paid the remaining balance of the note of $147,179 with a lump sum payment of $115,000 leaving an extraordinary gain of $32,179 on the extinguishment of the debt as of September 30, 1996.

       Amortization expense amounted to $34,125 for the period ended September 30, 1997.



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

       On January 17, 1997, the Company issued 500,000 shares of its common shares pursuant to a stock purchase agreement of J.M. Specialties, Inc. (see Notes 2 and 5).

       On September 1, 1997, the Company issued 1,300,000 shares of its common shares pursuant to a stock purchase agreement of Chatterly Elegant
        Desserts, Inc. (see Notes 2 and 6).

       (b)  Warrants:

              (i)  Warrants issued in 1995:

            In order to obtain  financing for the  acquisition  of Greenberg's
             -L.P.  (see Note 2), the Company sold to the lender for $1,000, a Convertible  Note which in  accordance  with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock (163,404 shares of common stock). The warrant expires on July 31, 2001. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. Based upon the issuance 1,834,000 shares of common stock and 2,425,000 warrants during 1997, the lender is entitled to an additional 262,677 shares of common stock. Accordingly, the financial statements include a charge to operations of $288,946 which represents the market value of the stock at the time the 262,677 warrants were issued by the Company.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








11.  Commitments and contingencies (continued):

      Employment Agreements (continued):

      In May and June of 1997, the employment contracts of Stephen Fass, a Director and President of the subsidiary, Maria Marfuggi, a Director and President of J.M. Specialties, Inc. and Seth Greenberg, President of the subsidiaries baking division, were officially terminated and settled, as well as the employment agreements of William and Carol Greenberg. These agreements are summarized below:

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

         Seth Greenberg, William
          Greenberg and Carol
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

        In conjunction with the purchase of Chatterly Elegant Desserts, Inc., The Company entered into an employment agreement with a former employee of Chatterly. The agreement covers a three year period commencing upon the transfer of the Company's shares to the seller of Chatterly on September 1, 1997. In the first year of the contract the employee is to receive warrants to purchase 20,000 shares of the Company's common stock at $2.50 per share. In the second two years of the agreement, the employee is to receive an annual salary of $150,000 per year. The Company has not recognized compensation on the granting of warrants to this employee since the fair value of the warrants is less than the exercise price.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS











11.  Commitments and contingencies (continued):

        License Agreement (continued):

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

        Long-term debt:

        Equipment with a cost of $297,000 has been pledged as collateral in a note payable in monthly installments of $5,374, including interest. The notes carry interest varying rates of 10.30% to 17.87% and mature between 1998 and 2000.

        The total future annual payments as of September 30, 1997 are as follows:



                           September 30, 1998                     $49,793
                           September 30, 1999                      32,568
                           September 30, 2000                      10,979
                                                                  -------
                                                                  $93,340
                                                                  =======

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









12. Related party transactions:

      The Company shares warehouse facilities with J. P. Veggies, Inc. Mr. Grabow and his family, own 40 percent of J. P. Veggies, Inc. The Company charges J. P. Veggies, Inc. for the manufacturing and packing of product and for certain sales and administrative support provided by
      J. M. Specialties, Inc. These billings were included in the Company's net sales and amounted to $35,540 in 1997 and $71,926 in 1996.

      The Company has a demand note receivable with a related party that carries interest at five percent. The balance at September 30, 1997 amounted to $57,300.



13. Reconciliation of shares used in computation of earnings per share.


                                                      1997              1996
                                                      ----              ----

   Weighted average of shares actually
    outstanding                                    3,203,000          3,060,000

   Common stock purchase warrants                  2,586,369            746,628
                                                   ---------          ---------

   Primary and fully diluted weighted
    average common shares outstanding              5,789,369          3,806,628
                                                   =========          =========

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

General:

     The Company was incorporated in November 1993 and was in the development stage through July 1995. From April 1994 through June 1995, the Company assembled its core management, raised approximately $ 600,000 from equity financing, and negotiated a definitive agreement to purchase the operating assets and business of Greenberg's L.P. In July 1995, the Company completed the acquisition for a purchase price of $ 1,967,300 in cash and a promissory note for $ 32,700. In connection with the acquisition, the Company obtained a $ 2,000,000 term loan and applied a portion of the net proceeds from its initial public offering, consummated in October 1995 to pay in full the principal and accrued interest under the term loan. The acquisition was accounted for as a purchase and the excess of the purchase price over the value of the net assets acquired was recorded as goodwill.

At September 30, 1997 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $ 6,500,000 which can be used to reduce the tax on income up to that amount through the year 2011.

b.  Results of Operations:

         Historical:
     The Company from its inception on November 12, 1993 through July 10,1995 was in the developmental stage and did not carry on any significant operations nor generate any revenues. Management's efforts were directed towards the development and implementation of a plan to generate sufficient revenues in the baking industry to cover all of its costs and expenses. The Company did not generate any revenues until July 10, 1995 when it acquired the operating assets of Greenberg's L.P.

     The Company's consolidated revenues aggregated $ 6,361,242 and $ 6,762,495 for the nine months ended September 30, 1997 and 1996, respectively. The cost of goods sold was $4,611,831 in 1997 and $ 4,901,769 in 1996. Operating expenses were $ 3,503,220 in 1997 and $3,541,264 in 1996. As a result, the loss from operations for the nine months ended September 30, 1997 and 1996 was $1,746,447 and $ 1,578,769 respectively.

     The Company's consolidated revenues aggregated $ 1,989,913 and $ 2,273,250 for the three months ended September 30, 1997 and 1996, respectively, a decrease of 13%. The cost of goods sold for 1997 was $1,416,585 and $ 1,631,121 in 1996, a decrease of $ 214,536 or 14%. In addition, operating expenses decreased $ 172,481 from $1,181,398 in 1996 to $ 1,008,917 in 1997, or 15%. The net loss in
1997 was $  428,026  and $  461,683  in  1996,  a  decrease  of  $33,657  or 8%.
Management attributes this positive trend to its restructuring efforts and its implementation of new management.


     In the first nine months of 1997, the Company incurred costs associated with issuance of the warrants. These costs, for services rendered and loan fees to Interequity, were charged to operating costs and amounted to approximately $ 486,946 of which $198,000 was used to pay certain payroll obligations when employment contracts were settled. In addition, one of the Company's subsidiaries, JM Specialties, Inc., paid one time signing bonuses to two employees amounting to $68,000


     For the nine months ended September 30, 1996, the Company earned interest income of $ 42,691 which arose mainly from investing a portion of the net proceeds it received upon the consummation of the initial public offering in liquid cash equivalents.


The 1997 statements of operations reflect a charge in the amount of $ 288,946, which represents the fair market value of 262,677 warrants, issued to a lender in order to satisfy the obligation under a written agreement. These warrants were valued at $1.10.

The resulting net loss aggregated $ 1,746,447 for 1997 ($.30) per share and $ 1,578,769 for 1996 ($.41) per share.

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


 J.M. Specialties, Inc., offers a line of batter and frozen finished cakes, brownies, and muffins. J.M Specialties, Inc.'s financial records and affairs are kept separate from the parent but included in the consolidated financial statements at September 30, 1997 and 1996.

     Selling, general and administrative expenses of the retail segment consist of (i) expenses incurred in each of the five retail stores and (ii) expenses allocated from the Company's centralized operating facility which are based primarily on sales volume. The increase in selling, general and administrative expenses as a percentage of sales during 1997, as compared to 1996, was primarily the result of the effect of the issuance of common stock purchase warrants for services rendered, salaries, and fees ($516,000) and the settlement and termination of various employment agreements.

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

Acquisition of J.M. Specialties Inc.:

On January 17, 1997, the Company entered into a stock purchase agreement (Stock Purchase Agreement) with Philip Grabow (Grabow), pursuant to which, January 23, 1997, the Company consummated the purchase from Grabow of all the outstanding shares of J.M. Specialties, Inc., a New Jersey Corporation (JMS Subsidiary), in exchange for (I) $ 900,000 in cash, (ii) 500,000 shares (the Shares) of the Common Stock of the Company and (iii) 400,000 warrants (the Warrants) exercisable for shares of Common Stock of the Company (the Transaction). Each warrant entitles Grabow to purchase one share of Company common stock at the exercise price of $ 2.50 per share until December 31, 2000. In connection with the Stock Purchase Agreement , Grabow and the Company also entered (i) a registration rights agreement, dated as of January 23, 1997, regarding the terms of the registration of the Shares of Common Stock of the Company issuable upon exercise of the Warrants, and (ii) and employment agreement dated January 23, 1997. Pursuant to the employment agreement, Grabow will serve as president and Chief Executive Officer of the Company at the annual salary level of $250,000 for the first year, and a minimum of $ 150,000 thereafter. Also in connection with the Transaction, effective January 23, 1997, Grabow was elected to serve as a director of the Company as a result of the Transaction, Grabow beneficially owns 850,000 shares (or 24.5%) of the common stock of the Company.

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


     To develop new accounts, JMS Subsidiary personnel present the products at food shows, contact possible customers directly to have them order the product from their distributor an through direct mailings to customers. The JMS Subsidiary's current food distribution include SYSCO Foods, Alliant Foods, Rykoff-Sexton and over 75 other accounts consisting of supermarket distribution centers, Food service distributors, and independent bakery distributors. The product ultimately ends up at Food Service accounts such as the Museum Of Natural History, Various colleges, Hospitals, corporate feeders, and retailers, such as Shop Rite, Path Mark, A& P etc.

The JMS Subsidiary started business in October 1994 as a company making gourmet batter product. The product line was then extended to Sugar Free then Fat-Free and finally frozen finished baked product.

     According to the Company's management , this change reflects the change in the marketplace where consumers wanted more Fat Free products and customers wanted frozen finished products to minimize customer time to bake and finish batter product.


     Management of the JMS Subsidiary believes that the reputation of the JMS Subsidiary has grown considerably as a result of the product's taste, texture, and price value. The product has no preservatives, hydrogenated oil or chemicals: rather it uses natural ingredients.


In connection with the Transaction, the Company provided $ $600,000 to the JMS Subsidiary for working capital purposes. The payment of the cash portion of the purchase price for the JMS Subsidiary and such working capital aggregated $ 1,500,000, was funded through net proceeds received from the sale by the Company of $1,875,000 common stock purchase warrants (the Private Placement Warrants) at a price of $ 1.10 per Private Placement warrant to a limited number of purchasers that qualify as accredited investors under the Securities Act of 1933.The terms of the Private Placement Warrants are substantially similar to the Warrants.


 (iii) Other Acquisitions:

On March 20, 1997, the Company entered into an employment contract with the former owners of a company that produced low-fat and fat- free cookies. Pursuent to the contract both individuals received a signing bonus aggregating $ 68,000 and will each receive a salary of $ 25,000 per annum with an opportunity to earn an additional $50,000 each based on performance. In addition both individuals will be entitled to an aggregate of $ 50,000 warrants in the event that sales volume exceeds $ 750,000 per annum.

     Currently, a contract has been signed to produce fat free cookies for Safeway Supermarkets under their Healthy Advantage label. This contract is estimated to take effect September 1997. The Company is also pursuing other contracts with various Supermarket chains.


(iv) (A)Acquisition of Chatterly Elegant Desserts, Inc.:

On March 17, 1997, the company entered into a stock purchase agreement with Yona Abrahami, pursuant to which on September 1, 1997 the Company consummated the purchase from Abrahami of all of the outstanding shares of Chatterly Elegant Desserts, Inc., a New Jersey Corporation (Chatterly subsidiary) in exchange for 1,300,000 shares of the Company's stock.

       (B) JMS and Chatterly consolidation:

By the end of October 1997 the process of merging the operations of JMS and Chatterly was almost completed. By the end of November 1997 the JMS facility will be fully vacated and the merger will have been fully completed. This merger will result in estimated savings of between $ 400,000 and $ 600,000 per year. These savings are in addition to the savings from the restructuring of the Greenberg operations.

The acquisition of Chatterly adds considerable management strength to the Company's operations. The efficiencies derived from the merger of JMS and Chatterly positions the Company to aggressively pursue new business with improved profit margins. The Management will implement new marketing programs with focus on growing the wholesale end of the business.

Liquidity and Capital Resources:

Since its inception the Company's only source of working capital has been the $ 8,342,000 received from the issuance of its securities.

In June 1995, The Company issued 180,000 shares of common stock to unrelated parties for $ 600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $ 200,000. In connection with the acquisition of Greenberg's- L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. (InterEquity). During October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. During January 1997 the Company received net proceed of $1,747,500 from the private placement of 1,875,000 common stock purchase warrants at $1.10 per warrant. During October 1997 the Company received net proceeds of $882,000 from the excersize of a portion of these common stock purchase warrants. Of the $5,700,000 proceeds from the aforementioned stock sales: (i) $ 2,125,000 was issued to repay the InterEquity debt including interest; (ii) $ 2,615,000 was used in operations;
(iii) $ 765,000 was used to purchase  property,  equipment and  leaseholds;  and
(iv) $ 195,000 was used for general corporate purposes. The $ 1,747,500 proceeds from the private placement warrants was used to purchase JMS. The $882,000 proceeds from the excersize of warrants are earmarked for consolidation and merger of JMS and Chatterly ($ 325,000) and to fund new business.

     As of September 30, 1997, the Company has a negative working capital of approximately $ 1,129,729 as compared to a negative working capital of $ 1,134,000 at December 31, 1996. During the first half of 1997, management took actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. Pursuant to the restructuring a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated. The Company expects that the aforementioned actions will stop the cash outflows, which it has experienced since inception.

         Selling, general and administrative expenses of the retail segment consist of (i) expenses incurred in each of the five retail stores and (ii) expenses allocated from the Company's centralized operating facility which are based primarily on sales volume. The increase in selling, general and administrative expenses as a percentage of sales during 1997 as compared to 1996 was primarily the result of the effect of the issuance of common stocks purchase warrants for services rendered, salaries, and fees ($714,717).

     The decrease in amortization for 1997 as compared to 1996, is attributable to amortization from assets written down or written off for the year ended December 31, 1996.