Form 10KSB40
period 1997-12-31
CREATIVE BAKERIES INC
filed 1998-04-15
CIK 949721

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                  For the fiscal year ended: December 31, 1997

                         Commission File Number: 1-13984


                             Creative Bakeries, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           New York                                      13-3832215
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

   20 Passaic Avenue, Fairfield, NJ                      07004
---------------------------------------                ----------
(Address of Principal Executive Offices)               (Zip Code)

Issuer's telephone number:   (973) 808-8248

Securities registered under Section 12(b) of the Exchange Act:

                                              Name of Each Exchange on
    Title of Each Class                            Which Registered
    -------------------                       ------------------------
Common Stock, $.001 per share               NASDAQ, Boston Stock Exchange

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for its most recent fiscal year was $8,457,563. As of March 31, 1998 there were 5,161,750 shares of Company's Common Stock, par value $.001 per share, outstanding. The aggregate market value of the voting stock held by non-affiliates of the issuer on March 31, 1998 was approximately $5,162,625.

           Transitional Small Business Disclosure Format (check one):

                       Yes            No  X
                            ---          ---

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

         Creative Bakeries, Inc. ("Creative"), through its two operating subsidiaries, WGJ Desserts and Cafes, Inc. (the "WGJ Subsidiary") and Batter Bake-Chatterley Inc. (the "BBC Subsidiary") (Creative, the WGJ Subsidiary and the BBC Subsidiary to be hereinafter collectively referred to as the "Company" unless the context indicates otherwise) offers a broad line of premium quality pastries, cakes, pies, cookies and other assorted desserts which are produced at its two baking facilities. Such baked goods are marketed and distributed on a wholesale basis to supermarkets, restaurants and institutional dining facilities as well as by mail order and, to a lesser extent, through the remaining William Greenberg retail store located in New York City. The Company has recently completed a corporate restructuring pursuant to which it has significantly reduced its William Greenberg retail operations while consolidating the operations of JMS Specialities, Inc. ("JMS"), which the Company acquired in January 1997, and of Chatterley Elegant Desserts, Inc. a New Jersey corporation ("Chatterley"), which the Company acquired in August 1997. The Company is continuing to pursue its strategy of seeking acquisition or merger candidates which would expand the Company's existing product offerings and geographic markets. There can be no assurance that the Company will be able to successfully identify such candidates on terms acceptable to the Company or at all.

         Acquisition of Chatterley Elegant Desserts, Inc. On August 28, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Yona Abrahami pursuant to which the Company purchased from Ms. Abrahami all the outstanding capital stock of Chatterley Elegant Desserts, Inc., a New Jersey Corporation ("Chatterley"), in exchange for 1,300,000 shares of the Company's common stock ("Common Stock"). The transaction has been accounted for as a pooling-of-interests. Chatterley, which was founded in 1985, produces a line of cakes, tortes and other desserts which the Company believes are complementary to its existing products. Management also believes that the acquisition of Chatterley provides opportunities to expand its markets in New York and New Jersey. Chatterley's products are offered in various high-end supermarkets, hotels and restaurants. The Purchase Agreement was subsequently amended on March 10, 1998 to reduce the purchase price by Ms. Abrahami agreeing to surrender back to the Company 200,000 shares of Common Stock.

         In order to consolidate and in an effort to run the two companies more cost effectively, the Company relocated its headquarters and consolidated the baking and administrative operations of JMS into the larger and more modern 30,000 square foot facility of Chatterley located in Fairfield, New Jersey. On December 30, 1997, JMS and

Chatterley were merged together pursuant to New Jersey law under the name "Batter Bake-Chatterley Inc."

         Creative was incorporated in November 1993. The Company's executive offices are located at 20 Passaic Avenue, Fairfield, NJ 07004 and its telephone number is (973) 808-8248.

BUSINESS STRATEGY

         The Company's business strategy is comprised of the following:

         Retail. After carefully analyzing its retail operations, management has concluded that the additional William Greenberg stores it had recently opened were not generating the level of sales required to become profitable and that the resources required to increase retail sales would be better utilized in expanding its wholesale division. The Company therefore closed down all the retail stores except its flagship store on Madison Avenue which will be the base for further enhancing the William Greenberg brand.

         Institutional/Wholesale. With the acquisitions of JMS and Chatterley, the Company plans to increase its penetration in the institutional/wholesale food market by expanding its marketing efforts to restaurants, hotels and corporate dining facilities and by offering its products to supermarkets on a national basis. The Company plans to expand both its product line and geographic distribution through the following strategies:

         Expand geographic distribution by acquiring new food distributors in the Connecticut and Philadelphia areas as well as key distributor areas throughout the United States. To do this, the Company intends to appoint food brokers in various states to handle sales on a commission-only basis;

         Continue to expand the fat-free product line targeting existing customers as well as new customers; and

         Enter into co-packing arrangements whereby the Company would introduce private label products of other bakery operations.

         Mail Order. The WGJ Subsidiary is offering its products through other specialty food retailers and through its mail order catalogue business. Mail order sales accounted for approximately 1% of total sales for each fiscal year ended December 31, 1997, 1996 and 1995, respectively.

         Kosher Foods. The Company also is seeking to benefit from the growth of the kosher food industry. According to Prepared Foods, the kosher food industry generated approximately $33 billion in sales in 1994 and has been growing at a rate of approximately 15% per annum. The WGJ Subsidiary and the BBC Subsidiary each have a kosher certification and the Company believes that it can benefit from the projected growth of this market.


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

PRODUCTS

Baked Goods

         The WGJ Subsidiary markets a full line of premium quality, hand-made baked products under the name "William Greenberg Jr. Desserts." Additionally, with the acquisition of JMS and Chatterley, the Company has now expanded its offerings to include a line of frozen batter and baked products. In addition to the products listed below, the Company continues to develop new products and welcomes customer requests. All the WGJ Subsidiary's products are offered on a wholesale and retail basis and select items are currently available through its mail order division.

         The BBC Subsidiary offers a variety of Gourmet Frozen Muffin Batter products, No Sugar Added Batters, as well as a selection of Fully Baked Thaw & Sell.

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


CUSTOMERS

RETAIL

         The WGJ Subsidiary sells its products directly to individual consumers, The Company strives to satisfy its customers every time they purchase a WGJ Subsidiary product. The WGJ Subsidiary also sells its specialty desserts to customers for parties, weddings, bar mitzvahs and other special occasions.

INSTITUTIONAL/WHOLESALE

         This market is mainly served through the BBC Subsidiary. With the acquisition of Chatterley the Company now offers its institutional and wholesale customers an expanded line of baked goods, batter and frozen-finished cakes, brownies and muffins.

         The BBC Subsidiary sells its products to customers such as Restaurant Associates, the United Nations Food Operation, the
Museum of Natural History Restaurant, Food Operations of the World Trade Center, etc.

MAIL ORDER

         The WGJ Subsidiary sells select products through mail order. These products are shipped via overnight delivery and second day delivery throughout the United States and internationally. The Company has a toll-free number
(800)564-2470 for its mail order operations.

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


DISTRIBUTION AND MARKETING

         The WGJ Subsidiary currently bakes some of its products at its 5,000 square foot baking facility in New York City. Most of the baking of the WGJ Subsidiary's products is done at the BBC Subsidiary's 30,000 square foot facility in New Jersey. Some of the WGJ Subsidiary's retail and institutional/wholesale customers pick up their orders directly at its bakery and utilize their own distribution networks. The WGJ Subsidiary also ships products throughout the United States and internationally via overnight or second day delivery service.

         The BBC Subsidiary bakes all of its products at its 30,000 square foot facility in Fairfield, New Jersey. Although utilization of the facility varies based on seasonal fluctuation, the facility is operated on the basis of two shifts, five days a week. The Company believes that the BBC Subsidiary has the capacity to meet future requirements, including those arising out of the consolidation with the Company. The BBC Subsidiary delivers 90% of its products by truck to its institutional/wholesale customers. About 10% of its customers pick up their orders directly at the bakery and utilize their own distribution networks.

         Historically, the Company has relied upon word-of-mouth and customer satisfaction to market its products to new customers and to make existing customers aware of new products.

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

         The WGJ Subsidiary competes with all restaurants and beverage outlets that serve bakery items and/or coffee, including a growing number of specialty coffee stores in the New York City metropolitan area, although its main business continues to be as a full service bakery servicing wholesale and retail clientele. The specialty coffee/cafe business has become increasingly competitive and relatively few barriers exist to entry. Some of the WGJ Subsidiary's major competitors include Au Bon Pain, Brothers Gourmet Coffees, Eclair, New World Coffee, Starbucks and Timothy's Coffee of the World. With the exception of Au Bon Pain and Eclair, the Company believes that none of these competitors bake their own products. Some of the BBC Subsidiary's major competitors include Karps, Bake-N-Joy, Pillsbury, and Quaker Oats. Competitors with significant economic resources in the baking industry or existing non-specialty and specialty coffee/cafe businesses could, at any time, enter the institutional/wholesale or retail bakery/cafe business.

TRADEMARKS

         The WGJ Subsidiary has trademarks registered with the United States Patent and Trademark office for the trademarks Wm. Greenberg Jr.TM, William Greenberg Jr.TM, William Greenberg Jr. DessertTM and William Greenberg Jr. Desserts and CafesTM . The JMS Subsidiary has a trademark and design registered with the United States Patent and Trademark office for The Healthy BakeryTM (US Registration No. 1,644,559). While the Company believes that the trademarks are valid and enforceable, there can be no assurance as to the degree of protection its registered trademarks will afford the Company.

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

EMPLOYEES

         As of April 1, 1998, the WGJ Subsidiary had approximately 16 full-time employees and 4 part timers of whom 4 are employed as bakers, 9 are employed in retail, and 7 are in executive positions and/or general administrative positions. Some of these employees have worked for the Company and its predecessors for over 20 years.

         Most of the WGJ Subsidiary employees are represented by unions. Unionized workers are generally members of either the United Food and Commercial Workers Union Local 1500 or the Bakery, Confectionery and Tobacco Workers International Union AFL-CIO Local 3. The Company believes it has good relations with all of its union and non-union employees.

         As of April 1, 1998, the BBC Subsidiary together with Creative had approximately 59 full-time employees, of whom 52 are employed in production, 1 is employed in sales, 2 are in administration and 4 are in executive positions. The BBC Subsidiary does not have a union and the Company believes that it has good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         As of April 1, 1998, the Company leases the WGJ Subsidiary's Madison

Avenue retail store and the Company's two baking facilities, one of which is located in New York City and the other in Fairfield, New Jersey. The Company currently leases approximately 1,200 square feet of retail space and 35,000 square feet, for its baking facilities. The Company believes that its existing leases will be renewed as they expire or that alternative properties can be leased on acceptable terms. The Company believes that its present facilities are well maintained, in good condition and are suitable for the Company to continue to operate and meet its production needs in the foreseeable future. The Company is also considering subcontracting certain of its production requirements. The following table summarizes certain information with respect to the Company's leases:


                                    Approximate                     Expiration
Location                            Square Feet     Description        Date
--------                            -----------     -----------     ----------
1100 Madison Avenue, NYC, NY             560          Retail       February 1999
533 West 47th Street, NYC, NY          5,000          Baking       July 2006
20 Passaic Ave., Fairfield, NJ        30,500          Baking       2003


ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently subject to the following legal proceedings:

         The Company and the WGJ subsidiary have been named as defendants in and action entitled Bacal v. Creative Bakeries, Inc., et al., Index No. 600819/98, which was filed in the Supreme Court of the State of New York for the County of New York. The Complaint in the action alleges that defendants Edmund Abramson and Willa

Abramson, allegedly acting on behalf of the Company and the WGJ Subsidiary, entered into an agreement with plaintiff, Murray Bacal, whereby Mr. Bacal would purchase warrants for common stock of Greenberg and that the Abramsons agreed to repurchase the warrants for the same price at which they were originally sold to him, plus out of pocket expenses. As a consequence, the Complaint seeks $131,550 in compensatory damages and $1,000,000 in punitive damages, together with the costs and disbursements of the action. The Company intends vigorously to defend the action.

         The Company is party to a dispute regarding, among other things, compensation claimed to be owed to David Abrahami, a former employee of the Company. Counsel for Mr. Abrahami has made a written demand to the Company for approximately $300,000 in unpaid compensation by letter, dated February 12, 1998. No settlement has been reached with Mr. Abrahami regarding his claim for unpaid compensation.

         The Company is also subject to various litigation incidental to its business, none of which are deemed material by management.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq Small Cap Market under the symbol "CBAK" and the Boston Exchange under the Trading symbol "BYK". The following table sets forth the range of quarterly high and low bid prices, as reported on the NASDAQ SmallCap Market, during the last two fiscal years through March 31, 1998.

Period                      High         Low
----------------------------------------------------------

FISCAL YEAR 1996:
First Quarter               5 3/4        4 1/2
Second Quarter              5 3/4        2 1/8
Third Quarter               3 3/4        1 5/8
Fourth Quarter              3 3/4        1 1/2
FISCAL YEAR 1997:
First Quarter               3 3/8        1 1/2
Second Quarter              2 7/16       1 13/16
Third Quarter               2 7/16       1 5/8
Fourth Quarter              2 7/16       1 1/4
Fiscal Year 1998:
First Quarter               1 3/4        1 1/4

         The number of shareholders of record of the Common Stock on March 31, 1998 was 29, excluding 1,146,240 shares of Common Stock held by Cede & Co. The Company believes that it has in excess of 500 shareholders.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND PLAN OF OPERATIONS

General

         The Company was incorporated in November 1993 and was in the development stage through July 1995. From April 1994 through June 1995, the Company assembled its core management, raised approximately $600,000 from equity financing, and negotiated a definitive agreement to purchase the operating assets and business of Greenberg's - L. P.

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

         At December 31, 1997 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $6,100,000 which can be used to reduce the tax on income up to that amount through the year 2011.

Results of Operations

Historical

         The Company from its inception on November 12, 1993 through July 10, 1995, was in the developmental stage and did not carry on any significant operations nor generate any revenues. Management's efforts were directed towards the development and implementation of a plan to generate sufficient revenues in the baking industry to cover all of its costs and expenses. The Company did not generate any revenues until July 10, 1995 when it acquired the operating assets of Greenberg's -L. P.

         The Company's consolidated revenues aggregated $8,457,563 and $9,619,663 for the years ended December 31, 1997 and 1996 respectively, a decrease of 12%. Although the Company increased its wholesale/institutional sales as a result of the acquisition of Chatterley, retail sales at its WGJ Subsidiary declined considerably due to discontinuation of most of the William Greenberg retail stores in 1997. The cost of goods sold was $6,380,483 and $7,221,012 for 1997 and 1996 respectively, a decrease of 12%, due to the overall decrease in sales. Operating expenses were $4,324,998 and $5,227,478 for 1997 and 1996, respectively, a decrease of 17%, mainly attributable to the termination of certain management personnel and reduction in the number of such personnel. As a result, the loss from operations was $2,247,918 and $2,828,827 for 1997 and 1996 respectively, a decrease of 21%. Management attributes this positive trend to its overall restructuring efforts.

         Depreciation and amortization for 1997 decreased as compared to 1996 due to assets written down or written off for the year ended December 31, 1997.

         In 1997, the Company incurred costs associated with issuance of the warrants. These costs for services rendered and loan fees to InterEquity were charged to operating costs and amounted to approximately $315,126. In addition, the BBC Subsidiary paid one-time signing bonuses to two employees amounting to $68,000.

         During 1997 the Company earned interest income of $18,099 which arose mainly from investing a portion of the net proceeds it received upon the private placement and exercise of warrants.

         The 1997 statements of operations reflect a charge in the amount of $315,126 which represents the fair market value of 320,205 warrants, issued to a lender in order to satisfy an obligation under a written agreement. These warrants were valued at $1.10.

         The net loss aggregated $.68 per share for 1997 and $1.65 per share for 1996.

SEGMENT INFORMATION

         The following is the breakdown of operating data between Retail and
Wholesale:

                                               % of                   % of                     % of
                                  1997        sales       1996        sales       Change       sales
                                  ----        -----       ----        -----       ------       -----
Operating data:
Net Sales:
Retail                         $2,604,229      100     $2,912,730      100      -  308,501      100
Wholesale                       5,853,334      100      6,706,933      100      -  853,599      100
Total                          $8,457,563      100     $9,619,663      100      -1,162,100      100

Operating Income (Loss):
Retail                        ($  751,868)     29     ($1,674,589)      57      -  922,721      -28
Wholesale                     ( 1,558,745)     27     ( 1,092,380)      16         466,365       11
                              ( 2,310,613)     27     ( 2,766,969)      29      -  456,356      -02
General Corp. Exp.            (   243,233)     03     ( 2,309,459)      24      -2,066,226      -21
Net Loss                      ($2,553,846)     30     ($5,076,428)      53      -2,522,582      -23

Balance Sheet Data:
Identifiable Assets:
Retail                         $  312,905              $  578,017               -  265,112
Wholesale                       2,036,453               2,424,947               -  388,494
                                2,349,358               3,002,964               -  653,606
General Corporate               1,904,406               2,393,592               -  489,186
Total                          $4,253,764              $5,396,556               -1,142,792


PLAN OF OPERATION

Reorganization of New York City Baking Operations

         During the first nine months of 1997 management has taken numerous steps to restructure its New York City baking operation in a concentrated efforts to reduce operating costs. Their plans have involved a restructuring of the entire management team. Duties have been divided between manufacturing, wholesale, and retail operations. The commissary at 47th Street, New York City has been redesigned with resulting savings in labor and overhead. Purchasing has been centralized which has also resulted in savings. Leases have been renegotiated and employment contracts, which have seriously impacted the Company's cash flows, have been either renegotiated or terminated.

Reorganization of Retail Operations

         After carefully analyzing the Company's retail operations, management concluded that only its flagship store on Madison Avenue was profitable. The rest of the stores were not only unprofitable but were diverting management's attention away from pursuing profitable opportunities in the Company's other divisions. Therefore, as of December 31, 1997, the Company has closed down four of its six stores. A fifth store, in Macy's cellar has been taken over by Ferrara Bakery effective April 1, 1998. The Company continues to operate the Madison Avenue retail store.

         In connection with the restructuring plan, management has written down its baking equipment, leasehold improvements and fixtures as of December 31, 1996, by approximately $800,000 due to impairment in their value. In addition, management has determined unamortized goodwill of approximately $840,000 has no continuing value and accordingly it was written off during 1996. Finally, the Company had charged 1996 with a $450,000 provision for actions aimed at restructuring the Company, of which $369,000 was actually incurred as of December 31, 1997. This charge mainly comprises write-down of leasehold improvements on stores that have been closed down, provisions for lease obligations on certain retail stores, and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be affected by amortization, depreciation or expense of these costs.

         As a result of the restructuring and elimination of costs, savings for the fiscal year 1997 were in excess of $1,000,000.

Other Acquisitions

         On March 20, 1997, the Company entered into an employment contract with the former owners of a company that produced low-fat and fat-free cookies. Pursuant to the contract both individuals received a signing bonus aggregating $68,000.

         Currently, the Company is pursuing contracts with various Supermarket chains for both private label and The Healthy Bakery label which is a trademark of the Company.

Acquisition of Chatterley Elegant Desserts, Inc.

         On August 28, 1997 the Company entered into a stock purchase agreement ("Stock Purchase Agreement") with Yona Abrahami, pursuant to which the Company purchased from Ms. Abrahami all the outstanding shares of Chatterley Elegant Desserts, Inc., a New Jersey Corporation, in exchange for 1,300,000 shares of the Company's common stock. The Stock Purchase Agreement was subsequently amended and Ms. Abrahami has agreed to surrender to the Company 200,000 shares of the Company's common stock. The acquisition has been accounted for as a pooling-of-interests.

         Chatterley leases a 30,000 sq. ft. baking and office facility. Its products are highly regarded by upscale super markets such as Kings and by executive chefs in some of the finest hotels and restaurants.

JMS and Chatterley Consolidation

         As planned, the JMS facility in Parsippany was closed and the consolidation of its operations into Chatterley's Fairfield facility has been completed. This consolidation will result in estimated savings of approximately $300,000 to $400,000 per year.

         JM Specialties Inc. and Chatterley Elegant Desserts Inc. have been formally merged to form the BBC Subsidiary.

         Management believes that the merger of JMS and Chatterley and the addition of the former owner of Fat-Free Cookies adds considerable strength to the Company's marketing plan. The efficiencies derived from the merger of JMS and Chatterley positions the Company to aggressively pursue new business with improved profit margins. Management intends to implement new marketing programs with a focus on increasing the wholesale division of the business. Brokers have been hired for New England, Philadelphia & Western Pennsylvania and the Southern Florida markets with other areas to follow with a view to expanding from a tri-State (New York, New Jersey and Connecticut) base to a regional and ultimately, a national bakery and dessert company.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         Since its inception the Company's only source of working capital has been the $8,343,000 received from the issuance of its securities.

         In June 1995, The Company issued 180,000 shares of common stock to unrelated parties for $600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the acquisition of Greenberg's- L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. During January 1997 the Company received net proceeds of $1,747,500 from the private placement of 1,875,500 common stock purchase warrants at $1.10 per warrant. During October 1997 the Company received net proceeds of $883,000 from the exercise of a portion of these common stock warrants. Of the $5,700,000 proceeds from the aforementioned stock sales: (i) $2,125,000 was issued to repay the InterEquity debt including interest; (ii) $2,615,000 was used in operations; (iii) $765,000 was used to purchase property, equipment and leaseholds; and (iv) $195,000 was used for general corporate purposes. The $1,650,000 proceeds from the private placement warrants was used to acquire JMS. Of the $883,000 proceeds from the exercise of warrants $325,000 was used for consolidation and merger of JMS and Chatterley, $116,000 was used for corporate expenses and the remaining $442,000 will be used for working capital purposes.

         As of December 31, 1997, the Company had a negative working capital of approximately $1,030,778 as compared to a negative working capital of $1,134,000 at December 31, 1996. During 1997, management took actions with a view towards restructuring the Company in order to reduce operating costs and enhance the Company's efficiency. Pursuant to such restructuring, a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated and certain stores were closed down. The Company expects, although there can be no assurance, that the aforementioned actions will reduce and reverse the negative cash flow which it has experienced since inception.

CAPITAL RESOURCES:

         On January 23, 1997, the Company purchased JMS for $900,000 in cash, 500,000 shares of the Company's common stock valued at $875,000 and $400,000 purchase warrants valued at $440,000.

         In order to finance the acquisition, the Company sold in a private placement 1,875,500 common stock purchase warrants at a net price to the Company of $1,747,500.

         In October 1997 the Company raised $883,000 in connection with the exercise of the warrants from the private placement related to the purchase of JMS.

         If and when the market price of the Company's stock increases and exceeds the exercise price of the warrants previously issued, the Company may receive additional funds upon the exercise of its warrants to operate and fund future expansion and acquisitions. The Company is looking for opportunities to acquire other companies which would improve its cash flow and capital positions in both the short- and long-term. Management believes that funds for such acquisition can be raised in transactions similar to the sale of stock purchase warrants which funded the JMS acquisition.

         Although the Company has previously been successful in obtaining sufficient capital funds through issuance of common stock and warrants, there can be no assurance that the Company will be able to do so in the future.

INFLATION AND SEASONALITY:

         To date, inflation has not had a significant impact on the Company's operations. The Company's revenues are affected by seasons with revenues anticipated to increase during holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.

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

ITEM 7.   FINANCIAL STATEMENTS

Index to Financial Statement.................................................F-1

Independent Accountants' Report..............................................F-2

Financial Statements:

Balance Sheets as at December 31, 1997 and 1996..............................F-3

Statement of Operations For the Years Ended December 31,
1997 and 1996................................................................F-4

Statements of Stockholders' Equity (Deficiency) For the
Years Ended December 31, 1997 and 1996.......................................F-5

Statements of Cash Flows For the Years Ended December 31,
1997 and 1996................................................................F-6


Notes to Financial Statements........................................F-7 to F-23

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning the Board of Directors and Executive Officers

         The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:


Name of Director or
Executive Officer,                                                                      Date of Initial
Age and Position                          Principal Occupation                          Election
Held with Company                         For Previous Five Years                       as Director
-------------------                       -----------------------                       ---------------
Philip Grabow, 58,                        Chief Executive Officer,                      January 23, 1997
President and Director                    October 1985 to January 1997
                                          of JMS

Richard Fechtor, 67,                      Founder of and since 1974                     July 11, 1996
Director                                  Executive Vice President of
                                          Fechtor, Detwiler & Co., Inc., the
                                          representative of the underwriters in
                                          the Company's initial public offering;
                                          Director of Vascular Laboratories
                                          since 1989

Raymond J. McKinstry, 50,                 Investment manager with                       August 1995
Director                                  Astair & Partners, Limited,
                                          a London based brokerage
                                          company, 1987 to present

Kenneth Sitomer, 51,                      Chief Operating Officer of                    July 1997
Director                                  Sam and Libby, Inc., a
                                          publicly held company, 1993 to
                                          present; private consultant to
                                          footwear industry 1992 to March 1993;
                                          President and Chief Executive Officer
                                          of Russ Togs, Inc., a publicly held
                                          company listed on the New York Stock
                                          Exchange, 1989 to 1992.


Name of Director or
Executive Officer,                                                                      Date of Initial
Age and Position                          Principal Occupation                          Election
Held with Company                         For Previous Five Years                       as Director
-------------------                       -----------------------                       ---------------
Karen Brenner, 44,                        President of Fortuna                          July 1997
Director                                  Advisors, Inc., an
                                          investment advisory firm in California
                                          1993 to present; founder and President
                                          of Karen Brenner, Registered
                                          Investment Advisor, the predecessor to
                                          Fortuna Advisors, Inc., 1984 to 1993;
                                          Managing Partner of F.C. Partners, a
                                          California limited partnership, April
                                          1996 to present; Director on DDL
                                          Electronics, Inc., a publicly held
                                          company, July 1996 to present;
                                          Director of Krug International Corp.,
                                          a publicly held company, July 1996 to
                                          present.

Yona Abrahami, 52                         Founder and President of                      August 1997
Director                                  Chatterley

Ashwin R. Shah, 48                        Controller of Jericho                         September 1997
Chief Financial Officer                   Precision Manufacturing
                                          Company

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

Executive Compensation in 1997

         The following table sets forth compensation paid to the Chief Executive Officer and to executive officers of the Company, excluding those executive officers who did not receive an annual salary and bonus in excess of $100,000 in the fiscal year ended December 31, 1997.

Name and                                                   Other Annual
Principal Position    Year     Salary ($)     Bonus ($)    Compensation
------------------    ----     ----------     ---------    ------------
Philip Grabow, CEO    1997      $242,992        $0.00          $0.00


         No other executive officer received a salary and bonus in excess of $100,000 for the year ended December 31, 1997. The Company has not granted any stock options, stock appreciation rights or long-term incentive awards to any executive officer of the Company since its inception.

Employment Agreements

         Simultaneously with the acquisition of Chatterley, the Company entered into employment agreements with Yona Abrahami and David Abrahami. These agreements were filed as exhibits B and C respectively with the Form 8-K/A on November 17, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this Amendment to the Annual Report, by: (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended; and (iv) all directors and executive officers of the Company as a group (7 persons):

                                                Number of
                                                  Shares             Percentage
                                               Beneficially         Beneficially
Name                                             Owned(1)             Owned(2)
----                                           ------------         -----------

Yona Abrahami(3).............................    1,100,000             21.3%
Philip Grabow(4).............................      800,000             14.6%
Richard Fechtor(5)...........................      142,933              2.8%
Raymond J. McKinstry(6)......................       50,000              *
InterEquity Capital Partners, L.P.(7)........      378,390              6.8%
Kenneth Sitomer(8)...........................        --                 --
Karen Brenner(9).............................        --                 --
Ashwin R. Shah(10)...........................          500              --%
Willa Abrahamson(11).........................      400,000              7.7%

Fortuna Investment Partners(12)..............      550,000              9.6%
100 Wilshire Blvd
Suite 1500
Santa Monica, CA 90401

Baileys Family Trust(13).....................      606,250             10.5%
P O Box 9109
Newport Beach, CA 92658

All executive officers
and directors as a group
(7 persons)(14)..............................    2,097,519             19.1%

-------------------------
*        Less than 1%.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting power with respect to all shares beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options.

(2) Assumes 5,161,750 shares of Common Stock outstanding as of the March 31, 1998. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(3)      Ms. Abrahami's address is c/o 20 Passaic Avenue, Fairfield, New Jersey
         07004.

(4) Mr. Grabow's business address is c/o 20 Passaic Avenue, Fairfield, New Jersey 07004. Includes 500,000 Common Shares and currently exercisable warrants to purchase an additional 300,000 shares of Common Stock. See "Certain Relationships and Related Transactions."


(5) Mr. Fechtor's business address is 155 Federal Street, Boston, Massachusetts 02110. Upon the conversion of a certain note, InterEquity Capital Partners, L.P., received a six-year warrant exercisable until October 2001 to purchase, on one occasion, 6% of the issued and outstanding capital shares of the Company on a fully diluted basis as of the date of exercise. Certain persons associated with the Representative, received an aggregate 17.5% interest in such warrant, including Mr. Fechtor, who received a 5% interest in such warrant. As of March 31, 1998, there are 7,644,250 shares of Common Stock outstanding on a fully diluted basis, 6% of which equals 458,655 shares of Common Stock. Accordingly, Mr. Fechtor's ownership as shown in the table includes 22,933 shares issuable upon exercise of such warrant. See "Certain Relationships and Related Transactions." Also includes 120,000 shares of Common Stock. Excludes 5,500 shares of Common Stock owned by Mr. Fechtor's wife, of which he disclaims beneficial ownership.

(6) Mr. McKinstry's business address is 40 Queen Street, London EC4R 1DD, England. Includes currently exercisable warrants to purchase 50,000 Common Shares.

(7) InterEquity's business address is 220 Fifth Avenue, New York, New York 10001. Includes an 82.5% interest in a six-year warrant exercisable to purchase, on one occasion, 6% of the issued and outstanding capital shares of the Company on a fully diluted basis as of the date of exercise. As of March 31, 1998, there are 7,644,250 shares of Common Stock outstanding, 6% of which equals 458,655 shares of Common Stock. Accordingly, InterEquity's ownership as shown in the table includes 378,390 shares issuable upon exercise of such warrant. The warrant is currently exercisable and expires in October 2001.

(8)      Mr. Sitomer's address is 303 East 57th Street, New York, New York
         10022.

(9)      Ms. Brenner's address is P.O. Box 9109, Newport Beach, California
         92660.

(10)     Mr. Shah's address is c/o 20 Passaic Avenue, Fairfield, New Jersey
         07004.

(11)     Mr. Abrahamson's address is 1800 NE 115th Street, Miami, Fl 53181.

(12)     Includes currently exercisable warrants to purchase 550,000 shares.

(13)     Includes currently exercisable warrants to purchase 606,250 shares.

(14) Includes the shares of Common Stock beneficially owned by Ms. Abrahami, Mr. Grabow, Mr. Fechtor, Mr. McKinstry, Mr. Sitomer, Ms. Brenner and Mr. Shah.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Chatterley Acquisition

         On August 28, 1997 the Company entered into a stock purchase agreement with Yona Abrahami pursuant to which the Company purchased from Ms. Abrahami all the outstanding shares of Chatterley Elegant Desserts, Inc., a New Jersey Corporation, in exchange for 1,300,000 shares of the Company's common stock. Such stock purchase agreement was subsequently amended and Ms. Abrahami agreed to reduce the purchase price by surrendering 200,000 shares of common stock back to the Company.

                                     PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The financial statements filed as part of the Company's Form 10-KSB are listed in Item 7. Financial Statements are included in Part IV hereof at page F-1.

(b)      Reports on Form 8-K

         On September 11, 1997, the Company filed a Current Report on Form 8-K announcing completion of the Chatterley acquisition.

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

       **10.18      Form of Indemnity Agreement.

       **10.19 Sublease dated December 1995 between Timothy's Coffees of the World, Inc., and the Company.

     ****10.20      Lease dated March 8, 1995 between Harran Holding Corp.,
                    c/o A. J. Clarke Management and the Company.

     ****10.21      Agreement dated January 13, 1996 by and between the
                    Company and Barry Kaplan Associates.

    *****10.22      Employment Agreement, dated January 23, 1997, by and
                    between the Company and Philip Grabow.

    *****10.23      Form of Warrant for the Private Placement made in
                    conjunction with the JMS Subsidiary acquisition.

   ******10.24      Stock Purchase Agreement dated August 28, 1997, between
                    the Company and Yona Abrahami.

   ******10.25      Employment Agreement dated August 28, 1992 between the
                    Company and Yona Abrahami.

   ******10.26      Employment Agreement dated August 28, 1992 between the
                    Company and David Abrahami.

        *10.27 Amendment to Stock Purchase Agreement dated March 10, 1997, between the Company and Yona Abrahami.

        *21.1 List of Subsidiaries of the Company, the state of incorporation of each, and the names under which such subsidiaries do business.

        *27         Financial Data Schedule.

---------------------
*             Filed Herewith.

** Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

*** Incorporated by reference to Schedule 13-D filed by Philip Grabow on SEC File Number 005-48185.

**** Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 1995, on Form 10-KSB Commission File Number 1-13984.

***** Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 1996, on Form 10-KSB Commission.

****** Incorporated by reference to the Company's Current Report on Form 8-K, dated September 11, 1997 and Form 8-K/A, dated November 17, 1997.

                            CREATIVE BAKERIES, INC.

                          YEAR ENDED DECEMBER 31, 1997

                                    CONTENTS

                                                                    Page

Independent auditors' report                                         F-1

Consolidated financial statements:

  Balance sheet                                                      F-2

  Statement of loss                                                  F-3

  Statement of stockholders' equity                                  F-4

  Statement of cash flows                                            F-5

Notes to consolidated financial statements                        F-6 - F-25

                   [Letterhead of Zeller Weiss & Kahn, LLP]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Creative Bakeries, Inc.

     We have audited the accompanying consolidated balance sheet of Creative Bakeries, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Creative Bakeries, Inc. (formally William Greenberg Desserts and Cafes, Inc. see Note 2), which statements reflect total sales of $4,232,616 for the year ended December 31, 1996. Those statements were audited by the other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Creative Bakeries, Inc. (formally William Greenberg Desserts and Cafes, Inc.) is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Bakeries, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a significant net loss for the year ended December 31, 1997 and as of December 31, 1997 has a working capital deficiency in the amount of $1,030,788, which raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are discussed in the notes to the financial statements.

                                                   /s/ Zeller Weiss & Kahn

April 2, 1998
                                     F-1

             [LETTERHEAD OF WEINICK SANDERS LEVENTHAL & CO., LLP]

                       INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Creative Bakeries, Inc.

We have audited the accompanying statement of operations, stockholders' Equity and cash flows of Creative Bakeries, Inc. (formerly William Greenberg Jr. Desserts and Cafes, Inc.) for the year ended December 31, 1996 which statements reflect total sales of $3,209,893 and a net loss of $4,978,127. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of oeprations and cash flows of Creative Bakeries, Inc. (formerly William Greenberg Jr. Desserts and Cafes, Inc.) in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a significant net loss for the year ended December 31, 1996 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters is discussed in the notes to the financial statements.

                                          Weinick Sanders Leventhal & Co., LLP


New York, N.Y.
March 21, 1997
(Except for Note 11 and 13 for
which the date is April 1, 1997)




                                     F-1A

                            CREATIVE BAKERIES, INC.

                 CONSOLIDTAED BALANCE SHEET - DECEMBER 31, 1997




                                     ASSETS

Current assets:
  Cash and cash equivalents                                        $   565,555
  Accounts receivable, less allowance for doubtful
   accounts of $84,898                                                 508,178
  Loans receivable, employees                                           14,749
  Inventories                                                          357,547
  Prepaid expenses and other current assets                             71,481
                                                                   -----------
    Total current assets                                             1,517,510
                                                                   -----------
Property and equipment, net                                          1,511,629
                                                                   -----------
Other assets:
  Covenant not to compete, net of amortization                          62,500
  Goodwill, net of amortization                                      1,051,763
  Security deposits                                                    110,362
                                                                   -----------
                                                                     1,224,625
                                                                   -----------
                                                                   $ 4,253,764
                                                                   -----------
                                                                   -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                $    38,236
  Notes payable, bank                                                  154,569
  Loans payable, shareholders                                           26,519
  Loans payable, other                                                  30,000
  Accounts payable                                                   1,059,352
  Payroll taxes payable                                                195,345
  Estimated liability for restructuring                                 80,541
  Accrued payroll                                                      409,849
  Accrued expenses                                                     553,887
                                                                   -----------
    Total current liabilities                                        2,548,298
                                                                   -----------
Long-term debt, net of current portion                                  35,901
                                                                   -----------
Deferred rent                                                          192,956
                                                                   -----------
Stockholders' equity:

  Preferred stock $.001 par value, authorized 2,000,000
   shares, no shares issued and outstanding
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,161,750 shares                       5,162
  Additional paid in capital                                        11,029,123
  Accumulated deficit                                             (  9,557,676)
                                                                   -----------
                                                                     1,476,609
                                                                   -----------
                                                                   $ 4,253,764
                                                                   -----------
                                                                   -----------

               See notes to consolidated financial statements.
                                                                        F-2

                            CREATIVE BAKERIES, INC.

                         CONSOLIDATED STATEMENT OF LOSS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                                                       1997               1996
                                                                                       ----               ----

Net sales                                                                           $8,457,563         $9,619,663

Cost of sales                                                                        6,380,483          7,221,012
                                                                                    ----------         ----------

Gross profit                                                                         2,077,080          2,398,651

Selling, general and administrative expenses                                         4,324,998          5,227,478
                                                                                    ----------         ----------

Loss from operations                                                              ( 2,247,918)       ( 2,828,827)
                                                                                   ----------         ----------

Other income (expenses):
  Interest income                                                                       18,099             49,571
  Interest expense                                                                (    33,805)       (    36,301)
  Storage rental income                                                                 94,693             26,456
  Write-off of goodwill                                                                              (   840,780)

  Gain (loss) on sale of equipment                                                (    47,963)              5,076
  Loss on impairment of property and equipment                                                       (   797,559)
  Restructuring loss                                                                                 (   450,000)
  Compensatory element of issuance of warrants                                    (   287,837)       (   204,064)
                                                                                   ----------         ----------

                                                                                  (   256,813)       ( 2,247,601)
                                                                                   ----------         ----------

Loss before income taxes                                                          ( 2,504,731)       ( 5,076,428)

Income taxes, (benefit), deferred                                                       49,115       (     3,475)
                                                                                    ----------        ----------

Net loss                                                                          ($2,553,846)       ($5,072,953)
                                                                                   ==========         ==========

Net loss per common share                                                         ($      .68)       ($     1.65)
                                                                                   ==========         ==========

Weighted average number of common shares
 outstanding                                                                         3,703,217          3,060,000
                                                                                    ==========         ==========



                See notes to consolidated financial statements.
                                                                           F-3

                            CREATIVE BAKERIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                              Common stock
                                                         ----------------------

                                                           Number                  Additional                            Total
                                                             of                     Paid in         Accumulated      Stockholders'
                                                           Shares     Amount        Capital           Deficit            Equity
                                                           ------     ------        -------           -------            ------

Balance at December 31, 1995                             2,560,000    $2,560      $ 6,597,342      ($1,919,800)         $4,680,102


Common stock issued to employees as compensation            11,000        11           32,989                               33,000

Common stock issued in consideration o
 f legal and consulting services                            50,500        51          104,458                              104,509

Fair market value of warrant to acquire
 3,925 shares of common stock issued to
 a lender in order to obtain financing for
 the purchase of the operating assets
 of Greenberg Desserts Associates Limited
  Partnership,  valued at $3 per share                                                 11,775                               11,775

Net loss for the year ended December 31, 1996                                                      ( 5,079,903)       ( 5,079,903)
                                                         ---------    ------      -----------       ----------         ----------

Balance at December 31, 1996                             2,621,500     2,622        6,746,564      ( 6,999,703)       (   250,517)

Warrants issued January 1997, less
 expenses of offering of $315,000                                                    1,747,500                            1,747,500

Common shares issued regarding the
 acquisition of J.M. Specialties, Inc.                     500,000       500          874,500                              875,000

Warrants issued regarding the acquisition
 of J.M. Specialties, Inc.                                                            385,000                              385,000

Common stock issued in consideration of
 legal and consulting services                              34,000        34           59,466                               59,500

Fair market value of warrant to acquire
 185,682 shares of common stock issued
 to a lender in order to obtain financing
 for the purchase of the operating
 assets of Greenberg
 Desserts Associates Limited Partnership,
 valued at $1.090 per share                                                           202,393                              202,393
                                                         ---------    ------      -----------        ----------         ----------
                                                         3,155,500     3,156       10,015,423      ( 6,999,703)          3,018,876

Shares issued regarding the acquisition of
 Chatterly Elegant Desserts, Inc. to be treated
 as a pooling of interest                                1,300,000     1,300           18,861                               20,161

Fairmarket value of warrant to acquire
 84,017 shares of common stock issued to
 a lender in order to obtain financing for
 the purchase of the operating assets
 of Greenberg Desserts Associates Limited
 Partnership, valued at $.8125 per share                                               68,263                               68,263

Common shares issued October 1997 when
 warrants exercised at $1.25 per share                     706,250       706          882,106                              882,812


Fair market value of warrant to acquire
 50,506 shares of common stock issued to
 a lender in order to obtain financing for
 the purchase of the operating assets
 of Greenberg Desserts Associates Limited
 Partnership, valued at $.8805 per share                                               44,470                               44,470

Net loss for the year ended December 31, 1997                                                      ( 2,557,973)       ( 2,557,973)
                                                         ---------    ------      -----------       ----------         ----------

Balance at December 31, 1997                             5,161,750    $5,162      $11,029,123      ($9,557,676)         $1,476,609
                                                         =========    ======      ===========       ==========          ==========




                See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                    1997                 1996
                                                                                    ----                 ----

Operating activities:
  Net loss                                                                     ($2,553,846)         ($5,072,953)
  Adjustments to reconcile net income to cash
   provided from operating activities:
     Depreciation and amortization                                                  339,719              489,990
     Write-off of goodwill                                                                               840,780
     Loss on impairment of bakery property and
      equipment                                                                                          797,559
     Gain on sale of equipment                                                                      (     5,076)
     Loss on abandonment of equipment                                               238,888
     Stock issued in consideration of services                                       59,500              149,284
     Compensatory element of issuance of warrants                                   287,837
     Changes in other operating assets and
      liabilities:

        Accounts receivable                                                         116,210         (   197,840)
        Inventory                                                                   120,832         (    56,597)
        Prepaid expenses and other current assets                                    59,729         (     5,132)
        Security deposits                                                            33,734         (    38,336)
        Accounts payable                                                       (   143,092)              548,054
        Deferred charges                                                             56,700         (    56,700)
        Accrued expenses and other current
         liabilities                                                                477,801              591,156
        Deferred rent                                                          (    12,604)              182,353
        Restructuring loss                                                     (   369,459)              450,000
                                                                                ----------            ----------

        Net cash used in operating activities                                  ( 1,288,051)         ( 1,383,458)
                                                                                ----------           ----------

Investing activities:
  Proceeds from sale of equipment                                                    10,000                6,500
  Purchase of property and equipment                                           (   263,236)         (   588,523)
  Purchase of J. M. Specialties, Inc.                                          (   900,000)
  Decrease in note receivable, related party                                         60,000              111,000
                                                                                 ----------           ----------

        Net cash used in investing activities                                  ( 1,093,236)         (   471,023)
                                                                                ----------           ----------

Financing activities:
  Proceeds from financing                                                            75,000               75,000
  Proceeds from issuance of common stock and
   warrants                                                                       2,630,312
  Payment of debt                                                              (    45,935)         (    46,309)
  Decrease in amount due to officer/stockholder                                (       800)         (   135,606)
                                                                                ----------           ----------

        Net cash provided by (used in) financing
         activities                                                               2,658,577         (   106,915)
                                                                                 ----------          ----------

Net increase (decrease) in cash and cash
 equivalents                                                                        277,290         ( 1,961,396)

Cash and cash equivalents, beginning of year                                        288,265            2,249,661
                                                                                 ----------           ----------

Cash and cash equivalents, end of year                                           $  565,555           $  288,265
                                                                                 ==========           ==========

Supplemental disclosure:
  Interest paid during the year                                                  $   33,805           $   36,301
                                                                                 ==========           ==========
  Income taxes paid during the year                                              $        0           $        0
                                                                                 ==========           ==========



                See notes to consolidated financial statements.
                                                                            F-5

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



1.      Realization of assets - going concern:

        Creative Bakeries, Inc., formally William Greenberg, Jr. Desserts and
         Cafes, Inc. (the Company) was incorporated in the State of New York on November 12, 1993. Since its inception, through July 10, 1995, the Company was a development stage enterprise and did not generate any revenues and did not carry on any significant operations. Management's efforts were directed toward the development and implementation of a plan to generate sufficient revenues in the bakery industry to cover all of its present and future costs and expenses. On July 10, 1995, the Company acquired the net operating assets of Greenberg Dessert Associates Limited Partnership ("Greenberg's - L.P.) at which time the Company commenced operations and ceased being a development stage enterprise. The deficit accumulated during the development stage aggregated $100,112.

        During the year ended December 31, 1997, the Company incurred a loss from operations in the amount of $2,247,918 and a net loss of $2,553,846, and as of December 31, 1997 had a net working capital deficiency of $1,030,788. During the fourth quarter of 1997, the Company discontinued operations of three of its five retail stores in an attempt to reduce operating costs and to increase the Company's efficiency. In March 1998, one more retail location was closed, leaving New York operations with its manufacturing plant and one retail store.

        During the year ended December 31, 1996, the Company incurred a loss from operations in the amount of $2,828,827 and a net loss of $5,072,953 and as at December 31, 1996 had a working capital deficiency of $1,133,747. During the fourth quarter of 1996, the Company recorded a $450,000 charge for management's estimate of the costs for actions aimed at reconstructing the Company in order to reduce operating costs and enhance the Company's focus and efficiency.

        During 1997, the Company incurred restructuring costs in the form of consulting fees, salary settlement costs and losses incurred on the abandonment of assets at the retail facilities closed late in the year. These costs amounted to $369,458 and were offset against the estimated restructuring costs recorded at the end of 1996.

        In connection with the restructuring plan, the Company determined the carrying value of its baking equipment, furniture and fixtures and leasehold improvements exceeded their fair market value. Therefore, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets", a provision for impairment losses aggregating $797,559 was charged and included as part of other expenses in the accompanying statement of operations for the year ended December 31, 1996. Such impairment loss represents the excess of the carrying value of $1,647,559 over management's estimate of the fair market value of the assets of $850,000.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996





1.      Realization of assets - going concern (continued):

        In addition, management had determined that unamortized good-will at December 31, 1996 of $840,780, which was recorded upon the acquisition of the net operating assets of Greenberg's - L.P., has no continuing value and, accordingly, was charged to operations in 1996.

        As more fully described elsewhere herein, the Company, on January 17, 1997, purchased all the outstanding capital stock of J.M. Specialties, Inc. ("JMS") in an acquisition to be accounted for as a purchase (the "Acquisition"). The total purchase price aggregated $2,160,000 of which $900,000 was paid in cash and the remaining $1,315,000 through the issuance of 500,000 shares of the Company's common stock at fair market value of $1.75 per share and purchase warrants valued at fair market value of $1.10 per warrant to acquire 350,000 shares of the Company's common stock at a price of $2.50 per share. JMS offers a line of batter and frozen finished cakes, brownies and muffins.

        In order to finance the Acquisition, the Company raised net proceeds of $1,747,500 from the issuance of 1,875,000 common stock purchase warrants which are exercisable at a price of $2.50 per share.

        In connection with the above described transactions, the Company transferred all of its business assets to a newly formed wholly-owned subsidiary, WGJ Desserts and Cafes, Inc., in exchange for all of the issued and outstanding shares of common stock of such entity (the "Subsidiary"). As a result, the Company will act as a holding company with three wholly-owned subsidiaries, JMS, WGJ Desserts and Cafes, Inc. and Chatterly Elegant Desserts, Inc. Upon obtaining consent of the Company's stockholders, the Company changed its name to Creative Bakeries, Inc.

        On September 1, 1997, the Company purchased all of the outstanding shares of Chatterly Elegant Desserts, Inc. ("Chatterly") in an acquisition to be accounted for as a pooling of interest. The Company issued 1,300,000 of shares to Chatterly. Chatterly offers a line of tortes, cakes and mousses.

        Although the Company is currently operating its businesses, the continuation of such business as going concerns is contingent upon, among other things, the continued forbearance by the Company's creditors from exercising their rights in connection with delinquent accounts payable and payroll obligations. Management has indicated its plan to meet its obligations is dependent upon (i) the success of the restructuring of its New York City baking operations and (ii) cash flows, if any, generated from JMS and Chatterly Elegant Desserts, Inc. and the acquisition of additional businesses. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts of the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



2. Organization of the Company:

        William Greenberg Jr. Desserts and Cafes, Inc. was incorporated in the
         State of New York on November 12, 1993. In 1997, the Company transferred all of its business assets and liabilities to a newly formed wholly-owned subsidiary, WGJ Desserts and Cafes, Inc. At this time the Company's name was changed to Creative Bakeries, Inc. WGJ Desserts and Cafes, Inc. operates a number of retail locations as well as operating a bakery facility, all located in New York City.


        J.M. Specialties, Inc., t/a Batter Bake, was incorporated in the State of New Jersey in 1985. The Company manufactures muffins, batter and baked goods which are sold to supermarkets, food distributors, educational institutions and restaurants. The Company has expanded its product line to include yogurt and fat-free items. Although the Company sells its products throughout the United States, its main customer base is on the East Coast of the United States.

        Chatterly Elegant Desserts, Inc. was incorporated in the State of New
         Jersey in February 1985. The Company manufactures baking and confectionery products. The Company's customers are retailers located in the Northeast portion of the United States.

        Effective December 1997, Chatterly Elegant Desserts, Inc. was formally merged with J.M. Specialties, Inc. under New Jersey law. Because of the consolidation of the two companies facilities, management feels this merger will be beneficial and cost efficient.



3. Summary of significant accounting policies:

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

        Use of estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



3.      Summary of significant accounting policies (continued):

        Concentrations of credit risk:
         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of customers comprising the Company's customer base. In addition, the Company performs ongoing credit evaluations of its customers' financial condition and, as consequence, believes that its trade accounts receivable credit risk exposure is limited.

        Inventories:
         Inventories are stated at the lower of cost (first-in - first-out) or market.

        Cash and cash equivalents:
         For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with the maturity of three months or less, as well as money market funds, to be cash equivalents.

        Property and equipment and depreciation:
         Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the following useful lives:


                                                                  Years
                                                                  -----

                        Machinery and equipment                     10
                        Furniture and computers                      5
                        Leasehold improvements                     10-15



        Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are eliminated from the accounts and the resulting gain or loss, is any, is reflected in income. As discussed in Note 1, management had determined that there had been an impairment to the value of the property of WGJ Desserts and Cafes, Inc. (formerly William Greenberg Jr. Desserts and Cafes, Inc.) in 1996 and property and equipment had been written down to their net realizable value.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




3.      Summary of significant accounting policies (continued):

        Intangibles:
         The covenant not to compete is amortized over the term of the agreement and goodwill is amortized over its estimated useful life of forty years (see Note 6).

        Income taxes:
         At December 31, 1997, the Company has a deferred tax asset of $2,074,000 arising primarily from a net operating loss carry-forward of approximately $6,100,000 available to reduce future taxable income, of which $1,950,000 expires in 2010 and $4,150,000 expires in 2011. Since management estimates that it is not likely that the Company will be able to utilize this asset in the future, it has been fully reserved.


4. Principles of consolidation:

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


5.      Acquisition of Greenberg Dessert Associates Limited Partnership:

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
                                                                  ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


5.      Acquisition of Greenberg Dessert Associates Limited Partnership
         (continued):

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




5.      Acquisition of Greenberg Dessert Associates Limited Partnership
         (continued):

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


6.      Acquisition of J.M. Specialties, Inc.:

        On January 23, 1997, the Company purchased 100% of the outstanding common stock of J.M. Specialties, Inc. ("JMS") in a transaction to be accounted for as a purchase (the "Acquisition"). The purchase price of $2,160,000 consisted of (i) $900,000 in cash, (ii) 500,000 shares of the Company's common stock valued at fair market value of $1.75 per share (aggregating $875,000), and (iii) 350,000 purchase warrants valued at fair value of $1.10 per warrant (aggregating $385,000) to acquire 350,000 shares of the Company's common stock at $2.50 per share. The warrants are in the same form as those described below.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996





6.      Acquisition of J.M. Specialties, Inc. (continued):

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

        In order to finance the Acquisition, the Company sold, in a private placement, 1,875,500 common stock purchase warrants ("the Placement Warrants") at a net price to the Company (after expenses of $315,000) of $1,747,500. Each Placement Warrant entitles the holder thereof to purchase one common share, par value $.001 per share, of the common stock of the Company at an exercise price per share of $2.50 for a term which will expire on December 31, 2000.

        The Company has the right to redeem the Placement Warrants, in installments, at a redemption price of $.10 per warrant commencing six months after the date of issuance if the stock trades at a designated level for a least five trading days prior to the month preceding the date on which the redemption right may be exercised.

        The holders of the Placement Warrants have a put option pursuant to which, for a 60 day period prior to their expiration date, the holder has the right to require the Company to repurchase the Placement Warrants for a consideration consisting of $.10 per warrant plus 40% of a share of common stock. In addition, the Placement Warrants have standard anti-dilution protection.

        The assets acquired and the liabilities assumed at December 31, 1996, in connection with the Acquisition, are as follows:

        Assets:
          Cash                                     $ 84,129
          Accounts receivable                       224,378
          Notes receivable                           60,000
          Inventories                               274,803
          Prepaid expenses                           14,063
          Property and equipment                    483,608
          Other assets                               27,999
                                                   --------
                                                                    $1,168,980
        Liabilities:

          Long-term debt                             23,607
          Notes payable - bank                       75,000
          Accounts payable and accrued expenses     123,938
                                                   --------
                                                                       222,545
                                                                      ========

        Excess of net assets acquired over
         liabilities assumed                                           946,435
                                                                     ---------
        Goodwill                                                     1,213,565
                                                                     ---------
                                                                    $2,160,000
                                                                    ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


6.      Acquisition of J.M. Specialties, Inc. (continued):

        Under the terms of the agreement with InterEquity Capital Partners, L.P., the Company reserved 185,682 shares of its common stock for issuance under the warrant. Management ascribed a fair value of $1.09 per common share which resulted in a charge to operations of $202,393 in the first quarter of 1997.


7.      Acquisition of Chatterly Elegant Desserts, Inc.:

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

         Assets:
            Accounts receivable                          $124,950
            Inventories                                   128,576
            Prepaid expenses                                4,713
            Property and equipment                        422,493
            Other assets                                   56,700
                                                         --------
                                                                      $737,432
         Liabilities:
            Long-term debt                                111,034
            Notes payable, others                          47,320
            Accounts payable and accrued expenses         421,960
            Deferred rent                                 136,958
                                                         --------
                                                                       717,272
                                                                      --------

         Excess of net assets acquired over
            liabilities assumed                                       $ 20,160
                                                                      ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


7.      Acquisition of Chatterly Elegant Desserts, Inc. (continued):

        Under the terms of its agreement with InterEquity Capital Partners, L.P., the Company reserved 84,017 shares of its common stock for issuance under the warrant. Management ascribed a fair value of $.8125 per common share which resulted a charge to operations of $68,263 in the third quarter of operations in 1997.

        Summarized results of operations of the separate companies for the period from January 1, 1997 through September 30, 1997, the date of the acquisition, are as follows:

                                                                    Acquired
                                                  Company           Company
                                                  -------           --------

                    Net sales                    $6,361,242        $1,640,637
                                                 ==========        ==========


                    Net income (loss)           ($1,746,447)      ($   39,036)
                                                 ==========        ==========


        The following is a reconciliation of the amounts of net sales and net income previously reported for 1996 with restated amounts.

                                                                 Year ended
                                                             December 31, 1996
                                                             -----------------

                    Net sales and other revenue:
                      As previously reported                  $7,442,509
                      Acquired company                         2,177,154
                                                              ----------
                      As restated                             $9,619,663
                                                              ==========

                    Net income (loss):
                      As previously reported                 ($5,023,303)
                      Acquired company                       (    49,650)
                                                              ----------
                      As restated                            ($5,072,953)
                                                              ==========

                   CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1997 AND 1996



8. Property and equipment:

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

        The following is a summary of property and equipment at December 31, 1997:

                    Baking equipment                        $1,719,737
                    Furniture and fixtures                      58,703
                    Leasehold improvements                     588,221

                    Automotive equipment                        41,935
                                                            ----------
                                                             2,408,596
                    Less:  Accumulated depreciation
                            and amortization                   896,967
                                                            ----------
                                                            $1,511,629
                                                            ----------
                                                            ----------


9. Intangible assets:

        The acquisition agreement of Greenberg's - L.P. contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $25,000 in 1997 and 1996.

        The excess cost over the fair value of the net assets acquired from Greenberg's - L.P. aggregated $934,200. This goodwill had been amortized over its estimated useful life of fifteen years. Amortization charged to operations in 1996 was $6,212.

        Continuing operating losses has caused management to reevaluate the goodwill acquired in the purchase of Greenberg's - L.P. In the fourth quarter of 1996, management completed its reevaluation and determined that the goodwill had no continuing value and the unamortized portion of $840,780 was charged to operations in the fourth quarter of 1996.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


9.   Intangible assets (continued):

        On December 30, 1993, John McDonough, a fifty percent shareholder in J.
         M. Specialties, Inc., sold 100 shares of the Company's common stock to Philip Grabow, making Mr. Grabow the owner of all of the Company's outstanding shares. As part of this transaction, J. M. Specialties, Inc. entered into a covenant not to compete with Mr. McDonough, whereby Mr. McDonough agreed not to manage, operate, join, control, or participate, in or be consulted as an officer, employee, sole proprietor, partner, shareholder or otherwise, with or for any business which in any such matter, directly or indirectly, has competed or will compete with J. M. Specialties, Inc. As consideration for entering into this agreement, the Company agreed to pay Mr.

         McDonough $1,000 per week, commencing the first week of January, 1994 and continuing through December 31, 1998 until a total of $260,000 has been paid. Because no interest rate was stated in this agreement, $29,358 was deemed to be interest, as per Accounting Principles Board Opinion No. 21, leaving a value of $230,642 to be assigned to the covenant not to compete.

        In April of 1996, Mr. McDonough passed away, leaving the remaining balance of the note to his estate. In October of 1996, J. M. Specialties, Inc. negotiated with the Estate of Mr. John McDonough and paid the remaining balance of the note of $147,179 with a lump sum payment of $115,000 leaving a gain of $32,179 on the extinguishment of the debt as of September 30, 1996.

        Amortization expense amounted to $34,125 for the period ended September
         30, 1997.

        The excess cost over the fair value of the net assets acquired from J.M. Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $80,900 in 1997 and 1996.


10. Deferred rent:

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


11. Capital stock:

        (a)  Common stock:

        In November 1996, the Company issued 11,000 shares of its common stock to two (2) employees valued at $33,000 for services rendered. In November and December 1996, the Company issued an aggregate of 26,000 shares of its common stock valued at $54,509 to two law firms in settlement of amounts owed for legal services.


        In November 1996, 24,500 shares of common stock were issued to a consultant pursuant to an exercise of an option at $2.00 per share resulting in a charge to operations of $50,000 which represented the value of his services.

        On January 17, 1997, the Company issued 500,000 shares of its common shares pursuant to a stock purchase agreement of J.M. Specialties, Inc. (see Notes 2 and 5).

        In March 1997, the Company issued 34,000 shares of common stock to a law firm in settlement of amounts owed for services.

        On September 1, 1997, the Company issued 1,300,000 shares of its common shares pursuant to a stock purchase agreement of Chatterly Elegant Desserts, Inc. (see Notes 2 and 6).

        In October 1997, the Company issued 706,250 shares of its common stock at $1.25 for total proceeds of $882,812.

        (b)  Warrants:

               (i)  Warrants issued to InterEquity Capital:

               Inorder to obtain financing for the acquisition of Greenberg's
                 - L.P. (see Note 2), the Company sold to the lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock (163,404 shares of common stock). The warrant expires on July 31, 2001. The warrant contains anti-dilutive provisions throughout its six
                 (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. Based upon the issuance of 1,834,000 shares of common stock and 2,485,000 warrants during 1997, the lender is entitled to an additional 320,202 shares of common stock. Accordingly, the financial statements include a charge to operations of $315,120 which represents the market value of the stock at the time the 320,202 warrants were issued by the Company.

        Compensatory charges recorded on the income statement for 1997 amounted to $287,837 which represents the value of the warrants of $315,126 less $27,289 accrued and charged to 1996.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     YEARS ENDED DECEMBER 31, 1997 AND 1996


11.     Capital stock (continued)

        (b)  Warrants (continued):

               (ii) Other warrants issued in 1997:

               As part of the Acquisition, the Company issued on January 17,
                 1997, 300,000 warrants to JMS's former owner and 50,000 warrants to certain of its employees.

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

               (ii) Other warrants issued in 1997 (continued):

               All of the warrants issued in 1997, including the Placement
                 Warrants, aggregating 2,485,000 entitles the holder thereof to purchase one common share, par value $.001 per share, of the common stock of the Company at an exercise price per share of between $2.50 and $3.00 for a term which will expire on December 31, 2000.

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

        (c) Stock options:

        On August 9, 1995, the Company's Board of Directors adopted the
         Company's 1995 stock option plan (the "Option Plan") pursuant to which options to acquire an aggregate of 100,000 shares of common stock may be granted to employees, officers, directors or consultants to the Company. The Option Plan provides for the grant of both incentive stock options, intended to qualify for preferential tax treatment under Section 422 of the Internal Revenue Code, and nonstatutory stock options that do not qualify for such tax treatment. No options can be granted under the Option Plan at less than 100% of the fair market value of the Company's common stock in the date of grant. No options have been granted under the Option Plan.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


12. Commitments and contingencies:

        Employment Agreements:

        On March 20, 1997, the Company entered in to an employment contract with the former owners of a company that produced low-fat and fat-free cookies. Pursuant to the contracts, both individuals received a signing bonus aggregating $68,000 and will each receive a salary of $25,000 per annum with an opportunity to earn an additional $50,000 each based on sales performance. In addition, both individuals will be entitled to warrants to acquire an aggregate of 50,000 shares of the Company's common stock in the event that sales volume exceeds $750,000 per annum. Effective March 20, 1998, one of the individuals voluntarily terminated his agreement with the Company. The Company has accepted to resignation.

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

                                                                           Value of

                                                        Cash               Warrants
                                                     Settlement             Issued              Total
                                                     For Wages             at $1.10           Settlement
                                                     ---------             --------           ----------


          Stephen Fass                                 $ 44,100            $ 55,000             $ 99,100


          Maria Marfuggi                                 36,000              55,000               91,000

          Seth Greenberg, William
           Greenberg and Carol
           Greenberg                                     72,003              39,732              111,735
                                                       --------            --------             --------
                                                       $152,103            $149,732             $301,835
                                                       ========            ========             ========


        The settlement of these three employment agreements resulted in the Company incurring an additional $89,681 in officers compensation in the quarter ended June 30, 1997. As of December 31, 1997 the Company owes $25,000 on one remaining settlement agreement.

        The Company also reached agreement with four other employees with whom the Company had employment agreements. The net effect of these settlements decreased officers compensation by $72,914 in the quarter ended June 30, 1997. This amount is unpaid as of December 31, 1997.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


12.  Commitments and contingencies (continued):

        Employment Agreements (continued):

        In conjunction with the purchase of Chatterly Elegant Desserts, Inc., the Company entered into an employment agreement with a former employee of Chatterly. The agreement covers a three year period commencing upon the transfer of the Company's shares to the seller of Chatterly on September 1, 1997. In the first year of the contract the employee is to receive warrants to purchase 20,000 shares of the Company's common stock at $2.50 per share. In the second two years of the agreement, the employee is to receive an annual salary of $150,000 per year. The Company has not recognized compensation on the granting of warrants to this employee since the fair value of the warrants is less than the exercise price. As of February 1998, this employee resigned and the employment agreement, according to management, has been terminated. The employee has made written demands for payment but no settlement has been reached. A provision for $100,000 has been made for 1997 to reflect these demands.

        The Company and its subsidiary, WGJ Desserts, Inc., have been named as defendants in an action entitled Bacal v Creative Bakeries, Inc. which was filed in the Supreme Court of the State of New York for the County of New York. The complaint in the action alleges that defendants Edmund Abramson, currently a director of the Company and Willa Abramson, who resigned as a director in 1996, allegedly acting on behalf of the Company and Greenberg, entered into an agreement with plaintiff, Murray Bacal, whereby Mr. Bacal would purchase warrants for common stock of the Company and that the Abramson's agreed to repurchase the warrants for the same price at which they were originally sold to him, plus out of pocket expenses. As a consequence, the complaint seeks $131,500 in compensatory damages and $1,000,000 in punitive damages. The time to answer the complaint has not expired. The Company vigorously intends to defend the action.

        License Agreement:

        On May 18, 1995, the Company entered into an agreement with Macy's
         East, Inc. (the "licensor"), pursuant to which it granted the Company a license consisting of the right to operate a cafe in its store located on 34th Street, New York, NY. The cafe offers for sale fresh baked pastries and desserts as well as soups, salads, sandwiches, coffees, teas and other non-alcoholic beverages to the general public. Under the license agreement, the Company must pay the Licensor a fee equal to ten percent (10%) of net sales relating to the cafe. In addition, the Company must spend for advertising an amount equal to three percent (3%) of its net sales. The license commenced in November 1995 and ends on the Saturday nearest to July 31, 1996. The agreement, which has been renewed for the one year, is automatically renewed for successive periods of one year unless either party gives notice to the other

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



12.  Commitments and contingencies (continued):

        License agreement (continued):

         at least ninety (90) days prior to the expiration of the initial term or any renewal term that the agreement shall not be renewed. As of March 31, 1998, the Company has terminated this agreement and will vacate such premises on that date.

        Leases:

        WGJ Desserts and Cafes, Inc., the Company's division located in New
         York City, was party to a number of lease agreements for its retail stores and baking facility. Due to its efforts to become more cost efficient, the Company vacated four of its six retail locations in 1997. The Company has received releases on all but one location, with the remaining obligation now being negotiated.

        During 1997, the Company sublet one of its retail locations, receiving rental income of $73,500, the amount of the rent expense. This lease was terminated in February 1998 with no further obligation to the Company.

        The minimum future rentals on the two remaining retail stores and the baking facility are as follows:


                        December 31, 1998                  $310,579
                        December 31, 1999                   200,690
                        December 31, 2000                   182,453
                        December 31, 2001                   185,876
                        December 31, 2002                   189,401
                        Thereafter                          443,118
                                                         ----------
                                                         $1,512,117
                                                         ==========

        The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004. The Company is also obligated under noncancellable operating leases for automotive equipment that expire over the next three years. The lease terms include minimum annual rent for the term of the lease as follows:

                                                       Facility         Auto
                                                       --------         ----
                        December 31, 1998            $  180,000      $13,753
                        December 31, 1999               192,250        2,864
                        December 31, 2000               200,000        2,864
                        December 31, 2001               200,000          239
                        December 31, 2002               200,000
                        Thereafter                      430,000
                                                     ----------      -------
                                                     $1,402,250      $19,720
                                                     ==========      =======


        Rent expense for all operating leases amounted to $808,385 in 1997 and

         $534,635 in 1996 and includes straight-lining of rent adjustments discussed in Note 10.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


13. Long-term debt:

        Equipment with a cost of $297,000 has been pledged as collateral on a note payable in monthly installments of $4,005, including interest. The notes carry interest varying rates of 10.30% to 17.87% and mature between 1998 and 2000.

        The total future annual payments as of December 31, 1998 are as follows:

                           December 31, 1998               $38,236
                           December 31, 1999                33,494
                           December 31, 2000                 2,407
                                                           -------
                                                           $74,137
                                                           =======


14. Deferred income taxes:

        Deferred income taxes (benefits) are the result of a deferred tax asset carried on the books of Chatterly Elegant Desserts, Inc. at the end of 1996. A full valuation reserve of this asset, as well as any effect of the Company's large net operating loss carry-forwards, has been made by management as they feel it is not likely to utilize this asset in the future.

15. Earnings per share:

        Primary earnings per share is computed based in the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods issued after December 15, 1997, entities with a loss from continuing operations, the exercise of any potential shares increases the number of shares outstanding and results in a lower loss per share. Thus, potential issuances are excluded from the calculation of earnings per share. These common stock purchase warrants amounted to 2,485,000 in 1997 and 746,628 in 1996.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



15.  Earnings per share (continued):

        Reconciliation of shares used in computation of earnings per share:

                                                      1997               1996
                                                      ----               ----
         Weighted average of shares actually
           outstanding                             3,703,217          3,060,000

         Common stock purchase warrants
                                                   ---------          ---------
         Primary and fully diluted weighted
           average common shares outstanding       3,703,217          3,060,000
                                                   =========          =========


16.  Inventories:

        Inventories consist of the following:

                        Raw materials                $128,316
                        Finished goods                127,087
                        Packaging supplies,
                         labels, etc.                 102,144
                                                     --------
                                                     $357,547
                                                     ========

17. Segment information:

        The Company's operations are classified into two separate segments, retail and wholesale. The following is a summary of segmented information for the year ended December 31, 1997 and 1996.

                                                   1997              1996
                                                   ----              ----
         Operating data:
            Net sales:
               Retail                           $2,604,229        $2,912,730

               Wholesale                         5,853,334         6,706,933
                                                ----------        ----------
                                                $8,457,563        $9,619,663
                                                ==========        ==========

         Income (loss) from operations:
            Retail                             ($  751,868)      ($1,674,589)
            Wholesale                          ( 1,558,745)      ( 1,092,380)
                                               -----------        ----------
                                               ( 2,310,613)      ( 2,766,969)
            General corporate expenses         (   243,233)      ( 2,309,459)
                                               -----------        ----------

            Net loss                           ($2,553,846)      ($5,076,428)
                                               ===========        ==========

         Balance sheet data:
            Identifiable assets - retail        $  312,905        $  578,017
            Identifiable assets - wholesale      2,036,453         2,424,947
                                                ----------        ----------
                                                 2,349,358         3,002,964
            General corporate assets             1,904,406         2,393,592
                                                ----------        ----------

            Total assets                        $4,253,764        $5,396,556
                                                ==========        ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



18. Supplemental schedule of non-cash investing and financing activities:


                                                      1997             1996
                                                      ----             ----

     Issuance of common stock and warrants
       regarding acquisition of subsidiaries      $1,280,161

     Common shares issued in consideration
       of legal and consulting fees                   59,500         $137,509
                                                  ----------         --------
                                                  $1,339,661         $137,509

                                                  ==========         ========

19. Subsequent events:

        Pursuant to a document dated the 10th of March, 1998, the Company entered into an amendment agreement regarding the acquisition of Chatterly Elegant Desserts, Inc. as discussed in Note 7. Because of the non-survival of certain financial representation in the original agreement, the seller agreed to return 200,000 shares of the 1,300,000 shares issued on August 27, 1997 to Creative Bakeries, Inc. As of the date of this statement, the Company had not decided upon the disposition of these shares.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 1998.

                              CREATIVE BAKERIES, INC.

                              By: /s/ Philip Grabow
                                  -----------------
                                  Philip Grabow
                                  President and Chief
                                  Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 1998.


Signatures                                                    Title
                                                              -----
                                                              President, Chief Executive
/s/Philip Grabow                                              Officer/Director
--------------------------------------------------------
Philip Grabow

                                                              Chief Financial Officer
/s/Ashwin R. Shah                                             (Principal Accounting Officer)
--------------------------------------------------------
Ashwin R. Shah


/s/Richard Fechtor                                            Director
--------------------------------------------------------
Richard Fechtor

/s/Raymond J. McKinstry                                       Director
--------------------------------------------------------
Raymond J. McKinstry

/s/Kenneth Sitomer                                            Director
--------------------------------------------------------
Kenneth Sitomer

/s/Karen Brenner                                              Director
--------------------------------------------------------
Karen Brenner

/s/Yona Abrahami                                              Director
--------------------------------------------------------
Yona Abrahami
