Form 10QSB
period 1998-03-31
CREATIVE BAKERIES INC
filed 1998-05-14
CIK 949721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended   March 31, 1998

                                       or

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

                                                  Yes X   No



Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                  Outstanding at May 12, 1998

Common Stock, par value $0.001
 per share                                   5,161,750

                                      INDEX



Part I.  Financial information


              Item 1.       Condensed consolidated financial statements:

                            Balance sheet as of March 31, 1998                                             F-2

                            Statement of operations for the three months
                            ended March 31, 1998 and 1997                                                  F-3

                            Statement of cash flows for the three months
                            ended March 31, 1998 and 1997                                                  F-4

                            Notes to condensed consolidated financial
                            statements                                                                 F-5 - F-15

              Item 2.       Management's discussion and analysis of
                            financial condition

              Item 3.       Legal proceedings


Part II.  Other information


Signatures


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET - MARCH 31, 1998
                                   (Unaudited)








                                     ASSETS

Current assets:
  Cash                                                                                                $   317,539
  Accounts receivable, less allowance for doubtful
   accounts of $24,898                                                                                    451,544
  Inventory                                                                                               270,997
  Prepaid expenses and other current assets                                                                67,075
                                                                                                      -----------
    Total current assets                                                                                1,107,155

Property and equipment, net of accumulated depreciation                                                 1,309,253
                                                                                                      -----------

Other assets:
  Covenant not to compete, net of amortization                                                             56,250
  Goodwill, net of amortization                                                                         1,109,591
  Security deposits and other assets                                                                       82,772
                                                                                                      -----------
                                                                                                        1,248,613

                                                                                                      $ 3,665,021
                                                                                                      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                                                                   $    37,958
  Notes payable, bank                                                                                     149,379
  Notes payable, other                                                                                     38,431
  Accounts payable                                                                                      1,002,844
  Estimated liability for restructuring                                                                    80,541
  Accrued payroll                                                                                         459,946
  Payroll taxes payable                                                                                   176,321
  Accrued expenses and other current liabilities                                                          467,740
                                                                                                      -----------
    Total current liabilities                                                                           2,413,160

Long-term debt, net of current portion                                                                     20,286
                                                                                                      -----------

Deferred rent                                                                                             182,212

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,161,750 shares                                                          5,162
  Additional paid in capital                                                                           11,029,123
  Deficit                                                                                           (  9,984,922)
                                                                                                     -----------
                                                                                                        1,049,363


                                                                                                      $ 3,665,021
                                                                                                      ===========



     See notes to condensed consolidated financial statements.
                                                                            F-2

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)














                                                                                       1998               1997
                                                                                       ----               ----


Net sales                                                                           $1,369,802        $2,119,394

Cost of sales                                                                        1,014,654         1,617,785
                                                                                    ----------        ----------

Gross profit                                                                           355,148           501,609

Operating expenses                                                                     630,381         1,634,751
                                                                                    ----------        ----------

Loss from operations                                                              (   275,233)       ( 1,133,142)
                                                                                   ----------         ----------

Other income (charges):
  Rental and storage
   income                                                                                                 11,480
  Loss on sale of
   leasehold improvements                                                         (   143,173)
  Interest income                                                                       4,138              5,777
  Interest expense                                                                (    12,978)       (     5,828)
                                                                                    ----------        ----------
                                                                                  (   152,013)            11,429
                                                                                   ----------         ----------

Net loss                                                                          ($  427,246)       ($1,121,713)
                                                                                   ==========         ==========

Net loss per common
 share                                                                           ($      .08)       ($      .36)
                                                                                   ==========         ==========

Weighted average number
 of common shares
 outstanding                                                                        5,161,750          3,060,000
                                                                                    ==========         ==========
















     See notes to condensed consolidated financial statements.
                                                                            F-3

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)





                                                                                       1998                1997
                                                                                       ----                ----

Operating activities:
  Net loss                                                                          ($427,246)       ($1,121,713)
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation and amortization                                                     67,597             62,398
     Loss on sale of leasehold improvements                                           143,173
     Compensatory element of issuance of warrants                                                        421,730
   Changes in other operating assets and liabilities:
     Accounts receivable                                                               56,634            183,349
     Inventory                                                                         86,550        (    36,337)
     Prepaid expenses and other current assets                                      (  73,645)            13,739
     Accounts payable                                                               (  30,552)       (    71,291)
     Accrued expenses and other current liabilities                                 (  55,074)           205,589
     Deferred rent                                                                  (  10,744)            14,604
                                                                                     --------          ----------

     Net cash used in operating activities                                          ( 243,307)       (   327,932)
                                                                                     --------         ----------

Investing activities:
  Purchase of property and equipment                                                (   5,128)
  Purchase of subsidiary                                                                             (   900,000)
  Proceeds from sale of leaseholds                                                      12,000
  Decrease in security deposits                                                         27,590       (       825)
                                                                                      --------        ----------

     Net cash provided by (used in) investing
      activities                                                                        34,462       (   900,825)
                                                                                      --------        ----------

Financing activities:
  Proceeds from issuance of common stock and
   warrants                                                                                             1,747,500
  Increase in loans payable, other                                                       8,431
  Decrease in notes payable, shareholders                                           (  26,519)
  Decrease in debt                                                                  (  21,083)       (    16,572)
                                                                                     --------         ----------

     Net cash provided by (used in) financing
      activities                                                                    (  39,171)          1,730,928
                                                                                     --------          ----------

Net increase (decrease) in cash                                                     ( 248,016)            502,171

Cash, beginning of period                                                              565,555            254,768
                                                                                      --------         ----------

Cash, end of period                                                                   $317,539         $  756,939
                                                                                      ========         ==========

Supplemental disclosures:
  Cash paid during the year for:
    Interest                                                                          $ 12,978         $    5,763
                                                                                      ========         ==========
    Income taxes                                                                      $      0         $        0
                                                                                      ========         ==========

Supplemental schedule of non-cash investing activities and financing activities:
    Issuance of common stock and warrants
     regarding acquisition of subsidiary                                              $      0         $1,260,000
                                                                                      ========         ==========



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

        On January 17, 1997, the Company purchased all of outstanding capital stock of J.M. Specialties, Inc. ("JMS") in an acquisition to be accounted for as a purchase (the "Acquisition"). The total purchase price aggregated $2,160,000 of which $900,000 was paid in cash and the remaining $2,160,000 through the issuance of 500,000 shares of the Company's common stock at fair market value of $1.75 per share and purchase warrants valued at fair market value of $1.10 per warrant to acquire 350,000 shares of the Company's common stock at an exercise price of $2.50 per share. JMS offers a line of batter and frozen finished cakes, brownies and muffins.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








2.  Organization of the Company (continued):

    Effective December, 1997, Chatterly Elegant Desserts, Inc. was formally merged with J.M. Specialties, Inc. under New Jersey law.



3. Principles of consolidation:

        The consolidated financial statements of Creative Bakeries, Inc. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of J.M. Specialties, Inc. and WGJ Desserts and Cafes, Inc. are included as the subsidiaries of Creative Bakeries, Inc. Financial statements have been restated as of March 31, 1997 to include Chatterly Elegant Desserts, Inc.



4.      Acquisition of J.M. Specialties, Inc.:

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

        In connection with the Acquisition, the Company entered into an employment agreement with the selling shareholder pursuant to which he will serve as a director and chief executive officer of the Company at an annual salary level of $250,000 for 1997 and a minimum of $150,000 thereafter. In addition, the Company agreed to provide $600,000 to JMS for working capital.

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

        The assets acquired and the liabilities assumed at December 31, 1996, in connection with the Acquisition, are as follows:

                    Assets:
                      Cash                                                            $ 84,129
                      Accounts receivable                                              224,378
                      Notes receivable                                                  60,000
                      Inventories                                                      274,803
                      Prepaid expenses                                                  14,063
                      Property and equipment                                           483,608
                      Other assets                                                      27,999
                                                                                      --------
                                                                                                       $1,168,980
                    Liabilities:
                      Long-term debt                                                    23,607
                      Notes payable - bank                                              75,000
                      Accounts payable and accrued expenses                            123,938
                                                                                      --------
                                                                                                          222,545
                                                                                                          -------

                    Excess of net assets acquired over
                     liabilities assumed                                                                  946,435

                    Goodwill                                                                            1,213,565
                                                                                                        ---------

                                                                                                       $2,160,000
                                                                                                       ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









4.      Acquisition of J.M. Specialties, Inc. (continued):

        Under the terms of its agreement with InterEquity Capital Partners, L.P., the Company reserved 185,682 shares of its common stock for issuance under the warrant. Management ascribed a fair value of $1.10 per common share which resulted a charge to operations of $202,393 in the first quarter of operations in 1997.


5.      Acquisition of Chatterly Elegant Desserts, Inc.:

        On September 1, 1997, the Company acquired 100% of the outstanding common shares of Chatterly Elegant Desserts, Inc. (Chatterly) in a transaction to be accounted for as a pooling of interest. The Company issued 1,300,000 of its common shares pursuant to the acquisition, of which 200,000 shares were returned to the Company on March 10, 1998 when the seller's sales agreement was amended.

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

        The assets acquired and the liabilities assumed at December 31, 1996, in connection with the acquisition of Chatterly, are as follows:

              Assets:
                 Accounts receivable                                              $124,950
                 Inventories                                                       128,576
                 Prepaid expenses                                                    4,713
                 Property and equipment                                            422,493
                 Other assets                                                       56,700
                                                                                  --------
                                                                                                   $737,432
              Liabilities:
                 Long-term debt                                                    111,034
                 Notes payable, others                                              47,320
                 Accounts payable and accrued expenses                             421,960
                 Deferred rent                                                     136,958
                                                                                  --------
                                                                                                    717,272
                                                                                                    -------

              Excess of net assets acquired over
                 liabilities assumed                                                               $ 20,160
                                                                                                   ========





                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







6. Property and equipment:

        The following is a summary of property and equipment at March 31, 1998:

                    Baking equipment                               $1,711,451
                    Furniture and fixtures                            100,640
                    Leasehold improvements                            419,604
                    Automotive equipment                               12,896
                                                                    ----------
                                                                    2,244,591
                    Less:  Accumulated depreciation
                            and amortization                          935,338
                                                                      -------
                                                                   $1,309,253
                                                                   ==========



7. Intangible assets:

       The excess cost over the fair value of the net assets acquired from J.M. Specialties, Inc. aggregated $1,213,545. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $20,225 in 1998 and 1997.



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

        On September 1, 1997, the Company issued 1,300,000 shares of its common shares pursuant to a stock purchase agreement of Chatterly Elegant Desserts, Inc. (see Notes 2 and 5).

     In October, 1997, the Company issued 706,250 shares of its common stock at $1.25 for the total proceeds of $882,812.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








9.      Capital stock (continued):

        (b)  Warrants:

               (i)  Warrants issued to InterEquity Capital:

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









9.      Capital stock (continued):

        (b)  Warrants (continued):

               (ii)  Warrants issued in 1997 (continued):

               The holders of the warrants have a put option pursuant to which for a 60 day period prior to their expiration date, the holder has the right to require the Company to repurchase the warrants for a consideration consisting of $.10 per warrant plus 40% of a share of common stock. In addition, the warrants have standard anti-dilution protection.

               (iii) Warrants issued in 1998:

              On March 24, 1998, the Company approved issuance of 120,000 warrants to two members of the board of directors in lieu of cash in payment of services rendered. The warrants, which
              became   effective  April  1,  1998,  will  expire  and  become
              valueless at the end of three years. The warrants have an exercise price of $1.375.

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

       The Company also reached agreement with four other employees with whom the Company had employment agreements. The net effect of these settlements decreased officers compensation, which had been accrued, $72,914 in the quarter ended June 30, 1997. The amount was unpaid as of March 31, 1998.

       In conjunction with the purchase of Chatterly Elegant Desserts, Inc., The Company entered into an employment agreement with a former employee of Chatterly. The agreement covers a three year period commencing upon the transfer of the Company's shares to the seller of Chatterly on September 1, 1997. In the first year of the contract the employee is to receive warrants to purchase 20,000 shares of the Company's common stock at $2.50 per share. In the second two years of the agreement, the employee is to receive an annual salary of $150,000 per year. The Company has not recognized compensation on the granting of warrants to this employee since the fair value of the warrants is less than the exercise price. As of February 1998, this employee resigned and the employment agreement, according to management, has been terminated. The employee has made written demands for payment but no settlement has been reached. A provision for $100,000 had been made for 1997 to reflect these demands and as of March 31, 1998 is unpaid.

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

        License Agreement:

        On May 18, 1995, the Company entered into an agreement with Macy's East,
         Inc. (the "licensor"), pursuant to which it granted the Company a license consisting of the right to operate a cafe in its store located on 34th Street, New York, NY. The cafe offers for sale fresh baked pastries and desserts as well as soups, salads, sandwiches, coffees, teas and other non-alcoholic beverages to the general public. Under the license agreement, the Company must pay the Licensor a fee equal to ten percent (10%) of net sales relating to the cafe. Such license fee charged to operations amounted to $5,069 in 1995. In addition, the Company must spend for advertising an amount equal to three percent (3%) of its net sales. The license commenced in November 1995 and ends on the Saturday nearest to July 31, 1996. The agreement, which has been renewed for the one year, is automatically renewed for successive periods of one year unless either party gives notice to the other at least ninety (90) days prior to the expiration of the initial term or any renewal term that the agreement shall not be renewed. As of March 31, 1998, the Company has terminated this agreement and will vacate the premises on such date.

        Leases:

        WGJ Desserts and Cafes, Inc., the Company's division located in New York
         City, was party to a number of lease agreements for its retail stores and baking facility. Due to its efforts to become more cost efficient, the Company vacated five of its six retail locations in 1997. The Company has received releases on all locations.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







10.  Commitments and contingencies (continued):

        The minimum future rentals on the remaining retail store and the baking facility are as follows:


                        March 31, 1999                          $  238,847
                        March 31, 2000                             111,599
                        March 31, 2001                             114,947
                        March 31, 2002                             118,394
                        March 31, 2003                             121,943
                        Thereafter                                 410,241
                                                                 ----------
                                                                $1,115,971
                                                                ==========

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

                                                       Facility         Auto

                        March 31, 1999               $  183,312        $11,031
                        March 31, 2000                  194,938          2,664
                        March 31, 2001                  200,000            239
                        March 31, 2002                  200,000
                        March 31, 2003                  200,000
                        Thereafter                      385,000
                                                     ----------      ----------
                                                     $1,363,250        $13,934
                                                     ==========        =======


      Rent expense for all operating leases amounted to $139,519 in 1998 and $234,448 in 1997 and includes straight-lining of rent adjustments discussed in Note 8.



11. Related party transactions:

      The Company shared warehouse facilities with J. P. Veggies, Inc. Mr. Grabow and his family, own 96 percent of J. P. Veggies, Inc. The Company charged J. P. Veggies, Inc. for the manufacturing and packing of product and for certain sales and administrative support provided by
      J. M. Specialties, Inc. These billings were included in the Company's net sales and amounted to $35,540 in 1997. This relationship was terminated when J.M. Specialties moved its facility in 1997.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








12. Long-term debt:

      Equipment with a cost of $297,000 has been pledged as collateral on a note payable in monthly installments of $4,005, including interest. The notes carry interest varying rates of 10.30% to 17.87% and mature between 1998 and 2000.

      The total future annual payments as of March 31, 1998 are as follows:


                       March 31, 1999                               $37,958
                       March 31, 2000                                20,286
                                                                    -------

                                                                    $58,244
                                                                    =======


13. Deferred income taxes:

       Deferred income taxes (benefits) are the result of a deferred tax asset carried on the books of Chatterly Elegant Desserts, Inc. at the end of 1996. A full valuation reserve of this asset, as well as any effect of the Company's large net operating loss carry-forwards, has been made by management as they feel it is not likely to utilize this asset in the future.



14. Earnings per share:

       Primary earnings per share is computed based in the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods issued after December 15, 1997, entities with a loss from continuing operations, the exercise of any potential shares increases the number of shares outstanding and results in a lower loss per share. Thus, potential issuances are excluded from the calculation of earnings per share. These common stock purchase warrants amounted to 2,605,000 in 1998 and 2,375,000 in 1997.

        Reconciliation of shares used in computation of earnings per share:

                                                                                        1998               1997
                                                                                        ----               ----
               Weighted average of shares actually
                 outstanding                                                         5,161,750          3,060,000

               Common stock purchase warrants

               Primary and fully diluted weighted
                 average common shares outstanding                                   5,161,750          3,060,000
                                                                                     =========          =========






Item 2.  Management's Discussion and Analysis of Financial Condition and Plan
               of Operation


a.  General:

The Company has completed its first full quarter after retrenching its retail operations at the WGJ subsidiary from five stores to two at the end of December 1997. From April 1, 1998, the Macy's store was taken over by Ferrara Bakery leaving only the flagship store on Madison and 82nd in operation.

At March 31, 1998 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $4,500,000 which can be used to reduce the tax on income up to that amount through the year 2011.

b.  Results of Operations:

The Company's consolidated revenues aggregated $1,369,802 and $2,119,394 for the three months ended March 31, 1998 and 1997, respectively. The cost of goods sold was $1,014,654 in 1998 and $1,617,785 in 1997. Operating expenses were $630,381 in 1998 and $1,634,751 in 1997. As a result, the loss from operations for first quarter 1998 and 1997 was $275,233 and $1,133,142 respectively. The reduction in sales was mainly due to the retrenchment in the retail division. The related, much steeper reduction in operating expenses was mainly due to the restructuring at the WGJ subsidiary with the resultant cost savings.

During the first quarter of 1998, the Company wrote off the unamortized balance of the leasehold improvements at the Macy's store in the amount of $143,173. The net interest expense for the quarter was $8,840.

The resulting net loss aggregated $427,246 for 1998 ($.08) per share and $1,121,713 for 1997 ($.36) per share.

The retail division and wholesale divisions of WGJ Desserts and Cafes, Inc. sell similar products which are baked at the Company's centralized baking facility. Costs are allocated to each division based upon the standard costs of the items sold. Such costs consists of ingredients, direct labor and overhead.

Batter Bake-Chatterly, Inc. (the BBC subsidiary) offers a line of batter and frozen finished cakes, muffins, tart shells and other desserts. BBC's financial records and affairs are kept separate from the parent but included in the consolidated financial statements at March 31, 1998 and 1997.

c.  Plan of Operation:

Reorganization of Retail Operations:

After analyzing the Company's retail operations, management concluded that only its flagship store on Madison Avenue was profitable. The rest of the stores were not only unprofitable but were diverting management's attention away from pursuing profitable opportunities in the Company's other division. Therefore, by December 31, 1997, the Company closed down four of its six stores. A fifth store, in Macy's Cellar was taken over by Ferrara Bakery from April 1, 1998 and the Company continues to run the Madison Avenue store.

In connection with the restructuring plan, management has written down property and equipment as of December 31, 1996, by approximately $789,000. A further $143,000 in leasehold improvements was written off in the first quarter of 1998. Finally, the Company had charged 1996 with a $450,000 provision for actions aimed at restructuring the Company, of which $370,000 was actually incurred as of March 31, 1998. This charge mainly comprises write down of leasehold improvements on stores that have been closed down, provisions for lease obligations on certain retail stores and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be burdened with the amortization, depreciation or expense of these costs.

We took a step back at the retail end in order to move forward. We are now at a point where we have minimized the losses and are now pursuing ways of growing the business profitably.

Wholesale Operations:

The next phase in the Company's plan of action is to build up the wholesale end of its business with fewer but profitable products. This process includes calling on supermarket headquarters and chain restaurant accounts. Brokers have been appointed and sales calls and visits are being made.

d.  Liquidity of Capital Resources:

Since its inception the Company's only source of working capital has been the $8,233,000 received from the issuance of its securities.

In June 1995, the Company issued 180,000 shares of common stock to unrelated parties for $600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the acquisition of Greenberg's L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. During January 1997, the Company received net proceeds of $1,650,000 from the private placement of 1,875,500 common stock purchase warrants at $1.10 per warrant. During October 1997, the Company received net proceeds of $883,000 from the exercise of a portion of these common stock warrants. Of the $5,700,000 proceeds from the aforementioned stock sale (i) $2,125,000 was used to repay the InterEquity debt including interest (ii) $2,615,000 was used in operations (iii) $765,000 was used to purchase property, equipment and leaseholds; and (iv) $195,000 was used for general corporate purposes. The net $1,747,500 of proceeds from the private placement warrants was used to acquire JMS. Of the $883,000 proceeds from the exercise of warrants $325,000 was used for consolidation and merger of JMS and Chatterly, $341,000 was used for corporate purposes and the balance will be used for on going corporate expenses and to fund new business.

As of March 31, 1998, the Company has a negative working capital of approximately $1,306,005 as compared to a negative working capital of $523,198 at March 31, 1997. During 1997, management took actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. Pursuant to the restructuring, a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated and certain stores were closed down. The Company is continuing its cost cutting efforts during 1998.

Item 3.  Legal Proceedings:

The Company is currently subject to the following legal proceedings:

The Company and the WGJ subsidiary have been named as defendants in an action entitled Bacal v. Creative Bakeries, Inc., et al, Index # 600819/98, which was filed in the Supreme Court of the State of New York for the County of New York. The complaint in the action alleges that defendants Edmund Abramson and Willa Abramson, allegedly acting on behalf of the Company and the WGJ subsidiary entered into an agreement with plaintiff, Murray Bacal, whereby Mr. Bacal would purchase warrants for common stock of Greenberg and that the Abramsons agreed to repurchase the warrants for the same price at which they were originally sold to him, plus our of pocket expenses. As a consequence, the complaint seeks $131,550 in compensatory damages and $1,000,000 in punitive damages, together with the costs and disbursements of the action.
The Company intends to vigorously defend the action.

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