Form 10QSB
period 1998-06-30
CREATIVE BAKERIES INC
filed 1998-08-14
CIK 949721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended   June 30, 1998

                                       or

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

                                                  Yes X   No



Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class             Outstanding at June 30, 1998

Common Stock, par value $0.001
 per share              5,261,750

                                      INDEX



Part I.  Financial information


              Item 1.       Condensed consolidated financial statements:

                            Balance sheet as of June 30, 1998           F-2

                            Statement of operations for the six and three
                            months ended June 30, 1998 and 1997         F-3

                            Statement of cash flows for the six months
                            ended June 30, 1998 and 1997                F-4

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

              Item 3.       Legal proceedings


Part II.  Other information


Signatures

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET - JUNE 30, 1998
                                   (Unaudited)








                                     ASSETS

Current assets:
  Cash                                                                                                $   309,151
  Accounts receivable, less allowance for doubtful
   accounts of $40,616                                                                                    419,984
  Inventory                                                                                               265,811
  Prepaid expenses and other current assets                                                                83,678
                                                                                                      -----------
    Total current assets                                                                                1,078,624

Property and equipment, net of accumulated depreciation                                                 1,264,772
                                                                                                      -----------

Other assets:
  Covenant not to compete, net of amortization                                                             50,000
  Goodwill, net of amortization                                                                         1,089,381
  Security deposits and other assets                                                                       71,912
                                                                                                      -----------
                                                                                                        1,211,293

                                                                                                      $ 3,554,689


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                                                                   $    38,385
  Notes payable, bank                                                                                     149,379
  Notes payable, other                                                                                     19,643
  Accounts payable                                                                                      1,059,880
  Estimated liability for restructuring                                                                    80,541
  Accrued payroll                                                                                         408,719
  Payroll taxes payable                                                                                   124,717
  Accrued expenses and other current liabilities                                                          452,880
                                                                                                      -----------
    Total current liabilities                                                                           2,334,144

Long-term debt, net of current portion                                                                     13,759
                                                                                                      -----------

Deferred rent                                                                                             169,466

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,261,750 shares                                                          5,262
  Additional paid in capital                                                                           11,151,746
  Deficit                                                                                           ( 10,119,688)
                                                                                                     -----------
                                                                                                        1,037,320

                                                                                                      $ 3,554,689



     See notes to condensed consolidated financial statements.
                                                                           F-2

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)













                                                           Six Months                          Three Months
                                                         Ended June 30,                        Ended June 30,
                                                1998                 1997             1998                 1997
                                                ----                 ----             ----                 ----


Net sales                                     $2,664,751         $4,371,327         $1,294,949         $2,251,933

Cost of sales                                  2,014,753          3,195,246          1,000,099          1,577,461
                                              ----------         ----------         ----------         ----------

Gross profit                                     649,998          1,176,081            294,850            674,472

Operating expenses                             1,091,145          2,507,413            460,764            884,142
                                              ----------         ----------         ----------         ----------

Loss from operations                        (   441,147)       ( 1,331,332)       (   165,914)       (   209,670)
                                             ----------         ----------         ----------         ----------

Other income (charges):
  Miscellaneous income                            34,180                                34,180
  Loss on sale of
   leasehold improvements                   (   143,177)
  Interest income                                  6,961             11,362              2,823              5,585
  Interest expense                          (    18,829)       (    23,041)       (     5,851)       (    17,213)
                                             ----------         ----------         ----------         ----------
                                            (   120,865)       (    11,679)             31,152       (    11,628)
                                             ----------         ----------          ----------        ----------

Net loss                                    ($  562,012)       ($1,343,011)       ($  134,762)       ($  221,298)
                                             ==========         ==========         ==========         ==========

Net loss per common
 share                                  ($      .11)($      .43)($      .03)  ($      .07)
                                         ==========  ==========  ==========    ==========

Weighted average number
 of common shares
 outstanding                                   5,173,352          3,060,000          5,184,826          3,060,000
                                              ==========         ==========         ==========         ==========

















     See notes to condensed consolidated financial statements.
                                                                            F-3

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)



                                                                                       1998                1997
                                                                                       ----                ----

Operating activities:
  Net loss                                                                          ($562,012)       ($1,343,011)
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation and amortization                                                     150,277            138,320
     Loss on sale of leasehold improvements                                            143,173
     Compensatory element of issuance of warrants                                        1,023            421,730
   Changes in other operating assets and liabilities:
     Accounts receivable                                                               105,943             91,420
     Inventory                                                                          91,736             36,599
     Prepaid expenses and other current assets                                      (  12,197)       (    29,155)
     Security deposits                                                                  38,450       (     7,236)
     Accounts payable                                                               (  65,885)       (   461,271)
     Accrued expenses and other current liabilities                                 ( 172,765)            191,823
     Deferred rent                                                                  (  23,490)             23,644
                                                                                     --------          ----------

     Net cash used in operating activities                                          ( 305,747)       (   937,137)
                                                                                     --------         ----------

Investing activities:
  Purchase of property and equipment                                                (  10,598)       (    41,187)
  Purchase of subsidiary                                                                             (   900,000)
  Proceeds from sale of leaseholds                                                      12,000
                                                                                      --------

     Net cash provided by (used in) investing
      activities                                                                         1,402       (   941,187)
                                                                                      --------        ----------

Financing activities:
  Proceeds from issuance of common stock and
   warrants                                                                            112,000          1,747,500
  Decrease in notes payable, shareholders                                           (  36,876)       (       834)
  Decrease in debt                                                                  (  27,183)       (    12,161)
                                                                                     --------         ----------

     Net cash provided by financing activities                                          47,941          1,734,505
                                                                                      --------         ----------

Net decrease in cash                                                                ( 256,404)       (   143,819)

Cash, beginning of period                                                              565,555            288,265
                                                                                      --------         ----------

Cash, end of period                                                                   $309,151         $  144,446
                                                                                      ========         ==========

Supplemental disclosures:
  Cash paid during the year for:
    Interest                                                                          $ 18,348         $   23,041
                                                                                      ========         ==========
    Income taxes                                                                      $      0         $        0
                                                                                      ========         ==========

Supplemental schedule of non-cash investing activities and financing activities:
    Issuance of common stock and warrants
     regarding acquisition of subsidiary                                              $      0         $1,280,161
    Issuance of common stock in consideration
     of legal and consulting fees                                                            0             59,500
                                                                                      --------         ----------
                                                                                      $      0         $1,339,661
                                                                                      ========         ==========




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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








2.  Organization of the Company (continued):

    Effective December, 1997, Chatterly Elegant Desserts, Inc. was formally merged with J.M. Specialties, Inc. under New Jersey law.



3. Principles of consolidation:

       The consolidated financial statements of Creative Bakeries, Inc. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of J.M. Specialties, Inc. and WGJ Desserts and Cafes, Inc. are included as the subsidiaries of Creative Bakeries, Inc. Financial statements have been restated as of June 30, 1997 to include Chatterly Elegant Desserts, Inc.



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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






4.      Acquisition of J.M. Specialties, Inc. (continued):

        In connection with the acquisition, the Company transferred all of its then owned business assets to a newly formed wholly-owned subsidiary in exchange for all of the issued and outstanding shares if common stock of WGJ Desserts and Cafes, Inc. As a result, the Company currently acts as a holding company with two wholly-owned subsidiaries, JMS and WGJ. Upon obtaining the consent of the Company's stockholders, the Company changed its name to Creative Bakeries, Inc.

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

        The assets acquired and the liabilities assumed at December 31, 1996,in connection with the acquisition of Chatterly, are as follows:

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
                                                                    ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







6. Property and equipment:

        The following is a summary of property and equipment at June 30, 1998:

                    Baking equipment                             $1,715,450
                    Furniture and fixtures                          102,111
                    Leasehold improvements                          419,604
                    Automotive equipment                             12,896
                                                                  ----------
                                                                  2,250,061
                    Less:  Accumulated depreciation
                            and amortization                        985,289
                                                                    -------
                                                                 $1,264,772
                                                                 ==========


7. Intangible assets:

     The excess cost over the fair value of the net assets acquired from J.M. Specialties, Inc. aggregated $1,213,545. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $40,450 in 1998 and 1997.


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

        In June, 1998, the Company issued 100,000 shares of its common stock at $1.12 for total proceeds of $112,000.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








9.      Capital stock (continued):

        (b)  Warrants:

               (i)  Warrants issued to InterEquity Capital:

               Inorder to obtain financing for the acquisition of Greenberg's -L.P. (see Note 2), the Company sold to the lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock (163,404 shares of common stock). The warrant expires on July 31, 2001. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. Based upon the issuance of 1,834,000 shares of common stock and 2,485,000 warrants during 1997, the lender is entitled to an additional 320,202 shares of common stock. Accordingly, the
               financial   statements  included  a  charge  to  operations  of
               $315,120 which represents the market value of the stock at the time the 320,202 warrants were issued by the Company in 1997 and 19,149 warrants in 1998.

        Compensatory charges recorded on the income statement for 1998 and 1997 amounted to $10,723 and $287,837, respectively.

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



10. Commitments and contingencies:

        Employment Agreements:

        On March 20, 1997, the Company entered in to an employment contract with the former owners of a company that produced low-fat and
        fat-free  cookies.   Pursuant  to  the  contracts,  both  individuals
        received a signing bonus aggregating $68,000 and will each receive a salary of $25,000 per annum with an opportunity to earn an additional
        $50,000  each  based  on  sales   performance.   In  addition,   both
        individuals will be entitled to warrants to acquire an aggregate of 50,000 shares of the Company's common stock in the event that sales volume exceeds $750,000 per annum. As of June 30, 1998, these employment agreements have been terminated.

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

       The Company also reached agreement with four other employees with whom the Company had employment agreements. The net effect of these settlements decreased officers compensation, which had been accrued, $72,914 in the quarter ended June 30, 1997. The amount was unpaid as of June 30, 1998.

       In conjunction with the purchase of Chatterly Elegant Desserts, Inc., The Company entered into an employment agreement with a former employee of Chatterly. The agreement covers a three year period commencing upon the transfer of the Company's shares to the seller of Chatterly on September 1, 1997. In the first year of the contract the employee is to receive warrants to purchase 20,000 shares of the Company's common stock at $2.50 per share. In the second two years of the agreement, the employee is to receive an annual salary of $150,000 per year. The Company has not recognized compensation on the granting of warrants to this employee since the fair value of the warrants is less than the exercise price. As of February 1998, this employee resigned and the employment agreement, according to management, has been terminated. The employee has made written demands for payment but no settlement has been reached. A provision for $100,000 had been made for 1997 to reflect these demands and as of June 30, 1998 is unpaid.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







10.  Commitments and contingencies (continued):

        The minimum future rentals on the remaining retail store and the baking facility are as follows:


                        June 30, 1999                       $  215,654
                        June 30, 2000                          112,429
                        June 30, 2001                          115,802
                        June 30, 2002                          119,274
                        June 30, 2003                           91,685
                        Thereafter                             383,356
                                                             ----------
                                                            $1,038,200
                                                            ==========

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

                                                  Facility              Auto

                        June 30, 1999          $  186,625             $10,695
                        June 30, 2000             196,637               1,664
                        June 30, 2001             200,000
                        June 30, 2002             200,000
                        June 30, 2003             200,000
                        Thereafter                340,000
                                                ----------         -----------
                                               $1,323,262             $12,359
                                               ==========            =========


        Rent expense for all operating leases amounted to $190,277 in 1998 and $414,367 in 1997 and includes straight-lining of rent adjustments discussed in Note 8.



11. Related party transactions:

      The Company shared warehouse facilities with J. P. Veggies, Inc. in 1997. Mr. Grabow and his family, own 96 percent of J. P. Veggies, Inc. The Company charged J. P. Veggies, Inc. for the manufacturing and packing of product and for certain sales and administrative support provided by
      J. M. Specialties, Inc. These billings were included in the Company's net sales and amounted to $35,540 in 1997. This relationship was terminated when J.M. Specialties moved its facility in 1997.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





12. Long-term debt:

       Equipment with a cost of $297,000 has been pledged as collateral on a note payable in monthly installments of $4,005, including interest. The notes carry interest varying rates of 10.30% to 17.87% and mature between 1998 and 2000.

       The total future annual payments as of June 30, 1998 are as follows:


                       June 30, 1999                         $38,385
                       June 30, 2000                          13,759
                                                             -------

                                                             $52,144
                                                             =======


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

        Reconciliation of shares used in computation of earnings per share:

                                          1998                  1997
                                    --------------------     -----------

                                      Six        Three        Six       Three
                                     Months      Months      Months     Months
        Weighted average of shares
         actually outstanding     5,173,352    5,184,826   3,060,000  3,060,000

        Common stock purchase
         warrants

        Primary and fully diluted
         weighted average common
         shares outstanding       5,173,352    5,184,826   3,060,000  3,060,000
                                  =========     =========  =========  =========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










15. Subsequent events:

      As of July 1, 1998, the Company entered into an agreement with an unaffiliated facility to produce all of its products for the WGJ Desserts division. The Company's equipment and labor are being utilized by this new facility. The agreement, not yet formalized in writing, contains termination clause for either party as long as a six month notice is given.

      The Company is currently negotiating with the landlord of its baking facilities at 47th Street to either terminate the obligation or to sublease to an outside bakery.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION


a.  General:

After retrenching its retail operation to just the Madison Avenue flagship store, the Company has further reduced its fixed overhead by closing down the commissary and entering into a co-packing arrangement effective July 1, 1998.

At June 30, 1998, to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $6,500,000 which can be used to reduce the tax on income up to that amount through the year 2011.

b.  Results of Operations:

The Company's consolidated revenues aggregated $1,294,949 and $2,251,933 for the three months ended June 30, 1998 and 1997, respectively. The cost of goods sold was $1,000,099 in 1998 and $1,577,461 in 1997. Operating expenses were $460,764 in 1998 and $884,142 in 1997. As a result, the loss from operations for second quarter 1998 and 1997 was $134,762 and $209,670, respectively. The reduction in sales was mainly due to the retrenchment in the retail division. The related, much steeper reduction in operating expenses was mainly due to the restructuring at the WGJ Subsidiary with the resultant cost savings.

During the first quarter of 1998 the Company wrote off the unamortized balance of the leasehold improvements at the Macy's store in the amount of $143,177.
The net interest for the quarter was $3,028.

The resulting net loss aggregated $134,762 for 1998 ($.03) per share and $221,298 for 1997 ($.07) per share.

The retail division and wholesale divisions of WGJ Desserts and Cafes, Inc. (the WGJ subsidiary) sell similar products. Costs are allocated to each division based upon the standard cost of the items sold. Such costs consist of ingredients, direct labor and overhead.

Batter Bake-Chatterly, Inc. (the BBC subsidiary) offers a line of batter and frozen finished cakes, muffins, tart shells and other desserts. BBC's financial records and affairs are kept separate from the parent but included in the consolidated financial statements at June 30, 1998 and 1997.

c.  Plan of Operation:

Reorganization of Retail Operations:

After analyzing the Company's retail operations, management concluded that only its flagship store on Madison Avenue was profitable. The rest of the stores were not only unprofitable but were diverting management's attention away from pursuing profitable opportunities in the Company's other division. Therefore by December 31, 1997, the Company closed down four of its six stores. A fifth store, in Macy's cellar was taken over by Ferrara Bakery from April 1, 1998 and the Company continues to run the Madison Avenue store. Since there was no justification to maintain the commissary with its attendant overhead to service just one store, the Company decided to close down the commissary as of June 30, 1998 and has entered into a co-packing arrangement with JMJ Baking Corp. to supply the product at the same high quality standard. In order to assure the quality, JMJ has employed Greenberg's bakers and has agreed to use only Greenberg's recipes.

In connection with the restructuring plan, management has written down property & equipment as of December 31, 1996 by approximately $798,000. A further $168,000 in leasehold improvements was written off in the first quarter of 1998. Finally, the Company had charged 1996 with a $450,000 provision for actions aimed at restructuring the Company, of which $370,000 was actually incurred as of March 31, 1998. This charge mainly comprises write down of leasehold improvements on stores that have ben closed down, provisions for lease obligations on certain retail stores and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be burdened with the amortization, depreciation or expense of these costs.

We took a step back at the retail end in order to move forward. We are now at a point where we have minimized the losses and are now pursuing ways of growing the business profitability. A number of options such as potential licensing agreements are available to us.

Wholesale Operations:

The next phase in the Company's plan of action is to build up the wholesale end of its business with fewer but profitable products. This process includes calling on supermarket headquarters and chain restaurant accounts. Brokers have been appointed and sales calls and visits are being made.

d.  Liquidity and Capital Resources:

Since its inception the Company's only source of working capital has been the $8,345,000 received from the issuance of its securities.

In June 1995, the Company issued 180,000 shares of common stock to unrelated parties for $600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the acquisition of Greenberg's L.P., the Company received $2,000,000 for the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. During January 1997, the Company received net proceeds of $1,650,000 from the private placement of 1,875,000 common stock purchase warrants at $1.10 per warrant. During October 1997, the Company received net proceeds of $883,000 from the exercise of a portion of these common stock warrants. Of the $5,700,000 proceeds from the aforementioned stock sales (i) $2,125,000 was issued to repay the InterEquity debt including interest (ii) $2,615,000 was used in operations; (iii) $765,000 was used to purchase property, equipment and leaseholds; and (iv) $195,000 was used for general corporate purposes. The $1,650,000 proceeds from the private placement warrants was used to acquire JMS. Of the $883,000 proceeds from the exercise of warrants, $325,000 was used for consolidation and merger of JMS and Chatterly, $341,000 was used for corporate purposes and the balance will be used for ongoing corporate expenses and to fund new business.

As of June 30, 1998, the Company has a negative working capital of approximately $1,255,520 as compared to a negative working capital of $715,629 at June 30, 1997. During 1997, management took actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. Pursuant to the restructuring, a new management team was put into place, executive contracts and leases were renegotiated and certain positions wee eliminated and certain stores were closed down. The Company is continuing its cost cutting efforts during 1998.

                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated August 13,1998


                                     CREATIVE BAKERIES, INC.



                                     BY:_/s/ Phillip Grabow______________
                                     Phillip Grabow
                                     Chief Executive Officer