Form 10QSB
period 1998-09-30
CREATIVE BAKERIES INC
filed 1998-11-13
CIK 949721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended   September 30, 1998

                                       or

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


Issuer's telephone number, including area code: (973) 808-9292
                                              -------------------

Former name:  William Greenberg Jr. Desserts and Cafes, Inc.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X   No



Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                     Outstanding at September 30, 1998

Common Stock, par value $0.001
 per share                                          5,101,750

                                      INDEX



Part I.  Financial information


              Item 1.   Condensed consolidated financial statements:

                        Balance sheet as of September 30, 1998          F-2

                        Statement of operations for the nine and three
                        months ended September 30, 1998 and 1997        F-3

                        Statement of cash flows for the nine months
                        ended September 30, 1998 and 1997               F-4

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

              Item 3.   Legal proceedings


Part II.  Other information


Signatures

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 1998
                                   (Unaudited)





                                     ASSETS

Current assets:
  Cash                                                           $   152,992
  Accounts receivable, less allowance for doubtful
   accounts of $40,616                                               373,202
  Inventory                                                          262,688
  Prepaid expenses and other current assets                           68,144
                                                                  -----------
    Total current assets                                             857,026
                                                                  ----------

Property and equipment, net of accumulated depreciation            1,214,805
                                                                 -----------

Other assets:
  Covenant not to compete, net of amortization                        43,750
  Goodwill, net of amortization                                      991,090
  Security deposits and other assets                                  69,191
                                                                 -----------
                                                                   1,104,031
                                                                   ---------

                                                                 $ 3,175,862
                                                                 ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                              $    34,320
  Notes payable, bank                                                148,403
  Notes payable, other                                                36,019
  Accounts payable                                                   936,349
  Estimated liability for restructuring                               80,541
  Accrued payroll                                                    423,324
  Payroll taxes payable                                               68,037
  Accrued expenses and other current liabilities                     441,152
                                                                  -----------
    Total current liabilities                                      2,168,145
                                                                  -----------


Long-term debt, net of current portion                                 8,176
                                                                  -----------

Deferred rent                                                        156,722

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,101,750 shares                     5,302
  Additional paid in capital                                      11,195,665
  Deficit                                                       ( 10,118,859)
                                                                 -----------
                                                                   1,082,108
  Common stock held in treasury, 169,500 shares                      239,289
                                                                 -----------

                                                                     842,819
                                                                 -----------

                                                                 $ 3,175,862
                                                                 ===========



     See notes to condensed consolidated financial statements.
                                                                         F-2

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)











                                                          Nine Months                          Three Months
                                                        Ended September 30,                   Ended September 30,
                                                1998                 1997             1998                 1997
                                                ----                 ----             ----                 ----


Net sales                                     $3,801,101         $6,361,242         $1,136,350         $1,989,915

Cost of sales                                  2,859,342          4,611,831            844,589          1,416,585
                                              ----------         ----------         ----------         ----------

Gross profit                                     941,759          1,749,411            291,761            573,330

Operating expenses                             1,437,461          3,503,220            346,316          1,008,917
                                              ----------         ----------         ----------         ----------

Loss from operations                        (   495,702)       ( 1,753,809)       (    54,555)       (   435,587)
                                             ----------         ----------         ----------         ----------

Other income (charges):
  Miscellaneous income                            92,598             11,480             58,418
  Loss on sale of
   leasehold improvements                   (   143,177)
  Interest income                                  8,587             13,872              1,626              2,510
  Interest expense                          (    23,489)       (    23,390)       (     4,660)       (       349)
  Gain on sale of
   equipment                                                          5,400                                 5,400
                                              ----------         ----------         ----------         ----------

                                            (    65,481)              7,362             55,384              7,561
                                             ----------          ----------         ----------         ----------

Net income (loss)                           ($  561,183)       ($1,746,447)         $      829        ($  428,026)
                                             ==========         ==========          ==========         ==========

Net loss per common
 share                                     ($      .11)        ($      .44)         $      .00        ($      .10)
                                             ==========         ==========          ==========          ==========

Weighted average number
 of common shares
 outstanding                                   5,086,007          3,972,419          4,972,233          4,264,428
                                              ==========         ==========         ==========         ==========















     See notes to condensed consolidated financial statements.
                                                                            F-3

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)



                                                                                       1998                1997
                                                                                       ----                ----

Operating activities:
  Net loss                                                                          ($561,183)       ($1,746,447)
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation and amortization                                                     228,953            196,891
     Loss on sale of leasehold improvements                                            143,172
     Compensatory element of issuance of warrants                                       57,402            513,446
   Changes in other operating assets and liabilities:
     Accounts receivable                                                               149,725       (     8,654)
     Inventory                                                                          94,859       (    92,680)
     Prepaid expenses and other current assets                                           3,337       (    61,499)
     Security deposits                                                                  41,171       (     9,191)
     Accounts payable                                                               ( 123,003)             24,798
     Accrued expenses and other current liabilities                                 ( 226,568)             78,962
     Deferred rent                                                                  (  36,234)            166,138
                                                                                     --------          ----------

     Net cash used in operating activities                                          ( 228,369)       (   938,236)
                                                                                     --------         ----------

Investing activities:
  Purchase of property and equipment                                                (  10,598)       (   385,200)
  Purchase of subsidiary                                                                             (   900,000)
  Proceeds from sale of leaseholds                                                      12,000
                                                                                      --------         ----------

     Net cash provided by (used in) investing
      activities                                                                         1,402       ( 1,285,200)
                                                                                      --------        ----------

Financing activities:
  Proceeds from issuance of common stock and
   warrants                                                                            112,000          1,747,500
  Increase (decrease) in debt                                                       (  58,307)            408,698
  Purchase of treasury stock                                                        ( 229,289)
                                                                                     --------          ----------

     Net cash provided by (used in) financing
      activities                                                                    ( 185,596)          2,156,198
                                                                                     --------          ----------

Net decrease in cash                                                                ( 412,563)       (    67,238)

Cash, beginning of period                                                              565,555            288,265
                                                                                      --------         ----------

Cash, end of period                                                                   $152,992         $  221,027
                                                                                      ========         ==========

Supplemental disclosures:
  Cash paid during the year for:
    Interest                                                                          $ 26,494         $   23,907
                                                                                      ========         ==========
    Income taxes                                                                      $      0         $        0
                                                                                      ========         ==========

Supplemental schedule of non-cash investing activities and financing activities:
    Issuance of common stock and warrants
     regarding acquisition of subsidiary                                                               $1,415,000
    Issuance of common stock in consideration
     of legal and consulting fees and accounts
     payable                                                                          $ 57,402
                                                                                      --------         ----------
                                                                                      $ 57,402         $1,415,000

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

        On September  1, 1997,  the  Company  purchased  all of the  outstanding shares of Chatterley Elegant Desserts, Inc. (Chatterley) in an acquisition to be accounted for as a pooling of interest. The Company issued 1,300,000 of its $.001 par value common stock in exchange for all of the outstanding shares of Chatterley. Chatterley offers a line of tortes, cakes and mousses.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








2.  Organization of the Company (continued):

    Effective December, 1997, Chatterley Elegant Desserts, Inc. was formally merged with J.M. Specialties, Inc. under New Jersey law.



3. Principles of consolidation:

        The consolidated financial statements of Creative Bakeries, Inc. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of J.M. Specialties, Inc. and WGJ Desserts and Cafes, Inc. are included as the subsidiaries of Creative Bakeries, Inc. Financial statements have been restated as of June 30, 1997 to include Chatterley Elegant Desserts, Inc.



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

                                                                    $2,160,000
                                                                    ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









4.      Acquisition of J.M. Specialties, Inc. (continued):

        Under the terms of its agreement with InterEquity Capital Partners, L.P., the Company reserved 185,682 shares of its common stock for issuance under the warrant. Management ascribed a fair value of $1.10 per common share which resulted in a charge to operations of $202,393 in the first quarter of operations in 1997.


5.      Acquisition of Chatterley Elegant Desserts, Inc.:

        On September 1, 1997, the Company acquired 100% of the outstanding common shares of Chatterley Elegant Desserts, Inc. (Chatterley) in a transaction to be accounted for as a pooling of interest. The Company issued 1,300,000 of its common shares pursuant to the acquisition, of which 200,000 shares were returned to the Company on March 10, 1998 when the seller's sales agreement was amended.

        Chatterley, which was founded in 1985, produces a line of cakes, tortes and other dessert items which are made in its facility in Fairfield, New Jersey. The products are sold to wholesale customers as well as supermarkets and other food distributors in New Jersey and New York.

        In connection with the acquisition of Chatterley Elegant Desserts, Inc., the Company entered into an agreement with the selling shareholder for a two year period commencing September 1, 1997. The agreement calls for an annual salary of $100,000 to be paid to such shareholder.

        The assets acquired and the liabilities assumed at December 31, 1996, in connection with the acquisition of Chatterley, are as follows:

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
                                                                      ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





6. Property and equipment:

        The following is a summary of property  and  equipment at September  30,
         1998:
                    Baking equipment                            $1,715,450
                    Furniture and fixtures                         102,111
                    Leasehold improvements                         419,604
                    Automotive equipment                            12,896
                                                                 ----------
                                                                 2,250,061
                    Less:  Accumulated depreciation
                            and amortization                     1,035,256
                                                                 ---------
                                                                $1,214,805
                                                                ==========


7. Intangible assets:

        The excess cost over the fair value of the net assets acquired from J.M. Specialties, Inc. aggregated $1,213,545. This goodwill has been amortized over its estimated useful life of fifteen years.Amortization charged to operations amounted to $60,675 in 1998 and 1997.


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

        On September 1, 1997, the Company issued 1,300,000 shares of its common shares pursuant to a stock purchase agreement of Chatterley Elegant Desserts, Inc. (see Notes 2 and 5).

     In October, 1997, the Company issued 706,250 shares of its common stock at $1.25 for the total proceeds of $882,812.

        In June, 1998, the Company issued 100,000 shares of its common stock at $1.12 for total proceeds of $112,000.

        In July, 1998, the Company issued 30,000 shares of its common stock in lieu of payment of accrued salaries and wages. These salaries amounted to $73,125.

        The Company also issued 10,000 shares in July in full payment of a note payable.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








9.      Capital stock (continued):

        (b)  Warrants:

               (i)  Warrants issued to InterEquity Capital:

               Inorder to obtain  financing for the  acquisition  of Greenberg's
                 -L.P. (see Note 2), the Company sold to the lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock (163,404 shares of common stock). The warrant expires on July 31, 2001. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. Based upon the issuance of 1,834,000 shares of common stock and 2,485,000 warrants during 1997, the lender is entitled to an additional 320,202 shares of common stock. Accordingly, the financial statements included a charge to operations of $315,120 which represents the market value of the stock at the time the 320,202 warrants were issued by the Company in 1997 and 8,936 warrants in 1998.

        Compensatory charges recorded on the income statement for 1998 and 1997 amounted to $5,004 and $287,837, respectively.

               (ii) Warrants issued in 1997:

               Aspart of the  Acquisition,  the  Company  issued on January  17,
                 1997, 300,000 warrants to JMS's former owner and 50,000 warrants to certain of its employees.

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

               (iii) Warrants issued in 1998:

               OnMarch 24,  1998,  the  Company  approved  issuance  of  120,000 warrants to two members of the board of directors in lieu of cash in payment of services rendered. The warrants, which became effective April 1, 1998, will expire and become valueless at the end of three years. The warrants have an exercise price of $1.375.

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



10. Commitments and contingencies:

        Employment Agreements:

         OnMarch 20,  1997,  the Company  entered in to an  employment  contract with the former owners of a company that produced low-fat and fat-free cookies. Pursuant to the contracts, both individuals received a signing bonus aggregating $68,000 and will each receive a salary of $25,000 per annum with an opportunity to earn an additional $50,000 each based on sales performance. In addition, both individuals will be entitled to warrants to acquire an aggregate of 50,000 shares of the Company's common stock in the event that sales volume exceeds $750,000 per annum. As of September 30, 1998, these employment agreements have been terminated.

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

        The Company also reached agreement with four other employees with whom the Company had employment agreements. The net effect of these settlements decreased officers compensation, which had been accrued, $72,914 in the quarter ended June 30, 1997. The amount was unpaid as of September 30, 1998.

        In conjunction with the purchase of Chatterley Elegant Desserts, Inc., The Company entered into an employment agreement with a former employee of Chatterley. The agreement covers a three year period commencing upon the transfer of the Company's shares to the seller of Chatterley on September 1, 1997. In the first year of the contract the employee is to receive warrants to purchase 20,000 shares of the Company's common stock at $2.50 per share. In the second two years of the agreement, the employee is to receive an annual salary of $150,000 per year. The Company has not recognized compensation on the granting of warrants to this employee since the fair value of the warrants is less than the exercise price. As of February 1998, this employee resigned and the employment agreement, according to management, has been terminated. The employee has made written demands for payment but no settlement has been reached. A provision for $100,000 had been made for 1997 to reflect these demands and as of September 30, 1998 is unpaid.

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

        License Agreement:

        On May 18, 1995, the Company entered into an agreement with Macy's East,
         Inc. (the "licensor"), pursuant to which it granted the Company a license consisting of the right to operate a cafe in its store located on 34th Street, New York, NY. The cafe offers for sale fresh baked pastries and desserts as well as soups, salads, sandwiches, coffees, teas and other non-alcoholic beverages to the general public. Under the license agreement, the Company must pay the Licensor a fee equal to ten percent (10%) of net sales relating to the cafe. Such license fee charged to operations amounted to $5,069 in 1995. In addition, the Company must spend for advertising an amount equal to three percent (3%) of its net sales. The license commenced in November 1995 and ends on the Saturday nearest to July 31, 1996. The agreement, which has been renewed for the one year, is automatically renewed for successive periods of one year unless either party gives notice to the other at least ninety (90) days prior to the expiration of the initial term or any renewal term that the agreement shall not be renewed. As of March 31, 1998, the Company had terminated this agreement and vacated the premises on such date.

        Leases:

        WGJ Desserts and Cafes, Inc., the Company's division located in New York
         City, was party to a number of lease agreements for its retail stores and baking facility. Due to its efforts to become more cost efficient, the Company vacated five of its six retail locations in 1997. The Company has received releases on all locations. In November 1998, after getting a release, the Company sold its final retail facility.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










10.  Commitments and contingencies (continued):

        The minimum future rentals on the baking facility are as follows:



                        June 30, 1999                         $109,961
                        June 30, 2000                          113,260
                        June 30, 2001                          116,658
                        June 30, 2002                          120,158
                        June 30, 2003                          123,764
                        Thereafter                             356,472
                                                              --------
                                                              $940,273
                                                              ========


        The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004.


                                                             Facility

                        September 30, 1999                $  189,937
                        September 30, 2000                   198,318
                        September 30, 2001                   200,000
                        September 30, 2002                   200,000
                        September 30, 2003                   200,000
                        Thereafter                           295,361
                                                           ----------
                                                          $1,283,616
                                                          ==========


        Rent expense for all operating leases amounted to $360,658 in 1998 and $445,795 in 1997 and includes straight-lining of rent adjustments discussed in Note 8.



11. Long-term debt:

        Equipment with a cost of $297,000 has been pledged as collateral on a note payable in monthly installments of $4,005, including interest. The notes carry interest varying rates of 10.30% to 17.87% and mature between 1998 and 2000.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







11.  Long-term debt (continued):

        The total future annual payments as of September 30, 1998 are as follows:


                  September 30, 1999                            $34,320
                  September 30, 2000                              8,176
                                                                -------

                                                                $42,496
                                                                =======


12. Deferred income taxes:

        Deferred income taxes (benefits) are the result of a deferred tax asset carried on the books of Chatterley Elegant Desserts, Inc. at the end of 1996. A full valuation reserve of this asset, as well as any effect of the Company's large net operating loss carry-forwards, has been made by management as they feel it is not likely to utilize this asset in the future.



13. Earnings per share:

        Primary earnings per share is computed based in the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods issued after December 15, 1997, entities with a loss from continuing operations, the exercise of any potential shares increases the number of shares outstanding and results in a lower loss per share. Thus, potential issuances are excluded from the calculation of earnings per share. These common stock purchase warrants amounted to 2,605,000 in 1998 and 2,586,369 in 1997.

        Reconciliation of shares used in computation of earnings per share:

                                                                         1998                           1997
                                                                 --------------------            ------------------

                                                           Nine           Three            Nine           Three
                                                          Months          Months          Months          Months
        Weighted average of shares
         actually outstanding                           5,086,007       4,972,233       3,972,419       4,264,428

        Common stock purchase
         warrants

        Primary and fully diluted
         weighted average common
         shares outstanding                             5,086,007       4,972,233       3,972,419       4,264,428
                                                        =========       =========       =========       =========





                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










14. Subsequent events:

        On November 2, 1998, the Company sold its facility on Madison Avenue, including all furniture and fixtures. The Company received a full release on the lease. The Company maintains a royalty agreement with the buyer.

Item 2. Management's Discussion and Analysis Of Financial Condition and Plan of Operation


     General:

     In order to concentrate on the wholesale end, the company has been downsisizing its retail operations since 1997. Four stores were shut down as of December 1997. In March '98 the Company closed its operations at the Macy's location. In June '98 the Company closed its commissary at 47th street after entering into a co-packing arrangement with JMJ Baking Corp.

     In early November 1998 the Company licensed its William Greenberg trade name and operations of its only remaining retail store on Madison Ave., thus completing its exit from direct involvement in retailing.

     In consideration of the payment of $110,000 in cash, a four-year promissory note in the principal amount of $295,000 and the obligation to pay certain royalties to the Company on mail order sales, the licensee has taken over the operation of the Madison Avenue store.


     The licensee also has the right to open additional Greenberg stores in certain areas of Manhattan in consideration of certain royalties to be paid to the Company based on retail sales of such additional stores. The Company and the licensee have also agreed to share equally profits derived from the wholesale of Greenberg products.

     At September 30, 1998 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $7,000,000 which can be used to reduce the tax on income up to that amount through the year 2011.

b.  Results of Operations:

     The Company's consolidated revenues aggregated $1,136,350 and $1,989,915 for the three months ended Sep. 30, 1998 and 1997, respectively. The cost of goods sold was $844,589 in 1998 and $1,416,585 in 1997. Operating expenses were $346,316 in 1998 and $1,008,917 in 1997. As a result, the loss from operations for third quarter 1998 and 1997 was $54,555 and $435,587 respectively. The reduction in sales was mainly due to the retrenchment in the retail division. The related much steeper reduction in operating expenses was due to the restructuring at the WGJ Subsidiary with the resultant cost savings.

     During the first quarter of 1998 the company wrote off the unamortized balance of the leasehold improvements at the Macy's store in the amount of $143,173. The net interest expense for the quarter was $4,660.

     The resulting net income (loss) aggregated $829 for 1998 $.00 per share and ($428,06) for 1997 ($.10) per share.


     The retail division and wholesale divisions of WGJ Desserts and Cafes, Inc., (the WGJ subsidiary) sell similar products. Costs are allocated to each division based upon the standard costs of the items sold. Such costs consist of ingredients, direct labor and overhead.

     Batter Bake-Chatterley Inc., (the BBC subsidiary) offers a line of batter and frozen finished cakes, muffins, tart shells and other desserts. BBC's financial records and affairs are kept separate from the parent but included in the consolidated financial statements at Sep. 30, 1998 and 1997.

Plan of Operation:

Exit from Retail Operations:

     After analyzing the Company's retail operations, management concluded that the unprofitable retail division was diverting management's attention away from pursuing profitable opportunities in the Company's other division.


     Therefore, by December 31, 1997, the company closed down four of its six stores. A fifth store, in Macy's cellar was taken over by Ferrara Bakery from April 1, 1998. The commissary was closed down on June 30, 1998 and the Greenberg tradename operations of the last remaining store on Madison Avenue were licensed to a third party in early November, 1998.


     The Company retained a 50% interest in the wholesale Greenberg business which it intends to aggressively develop jointly with the licensee.


     Since there was no justification to maintain the commissary, the Company entered into a co-packing arrangement with JMJ Baking Corp. to supply the product at the same high quality standard. In order to assure the quality, JMJ has employed Greenberg's bakers and has agreed to use only Greenberg's recipes.

     In connection with the restructuring plan, management had written down property & equipment as of December 31, 1997 by approximately $798,000. A further $143,000 in leasehold improvements was written off in the first quarter of 1998. Finally, the Company had charged 1996 with a $ 450,000 provision for actions aimed at restructuring the Company, of which $369,459 was actually incurred as of Sep 30, 1998. This charge mainly comprises write down of leasehold improvements on stores that have been closed down, provisions for lease obligations on certain retail stores, and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be burdened with the amortization, depreciation or expense of these costs.

Wholesale Operations:


     The next phase in the Company's plan of action is to build up the wholesale end of its business with fewer but higher margin products. This process includes calling on supermarket headquarters and chain restaurant accounts. Brokers have been appointed and sales calls are being scheduled.

Liquidity and Capital Resources:


     Since its inception the Company's only source of working capital has been the $8,345,000 received from the issuance of its securities.


     In June 1995, The Company issued 180,000 shares of common stock to unrelated parties for $600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the acquisition of Greenberg's- L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. During January 1997 the Company received net proceeds of $1,650,000 from the private placement of 1,875,500 common stock purchase warrants at $1.10 per warrant. During October 1997 the Company received net proceeds of $883,000 from the exercise of a portion of these common stock warrants. Of the $5,700,000 proceeds from the aforementioned stock sales: (i) $2,125,000 was issued to repay the InterEquity debt including interest; (ii) $2,615,000 was used in operations;
(iii) $765,00 was used to purchase property, equipment and leaseholds; and (iv) $195,000 was used for general corporate purposes. The $1,650,000 proceeds from the private placement warrants was used to acquire JMS. Of the $883,000 proceeds from the exercise of warrants $325,000 was used for consolidation and merger of JMS and Chatterley, $341,000 was used for corporate purposes and the balance will be used for on going corporate expenses and to fund new business.


     As of Sep. 30, 1998, the Company has a negative working capital of approximately $953,340 as compared to a negative working capital of $1,129,729 at Sep. 30, 1997. During 1997, management took actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. Pursuant to the restructuring a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated and an exit strategy out of retailing was completed. The Company is continuing to seek new and profitable avenues of growth during 1998.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated November 12, 1998


                                           CREATIVE BAKERIES, INC.



                                           By:_/s/ Phillip Grabow___________
                                           Phillip Grabow
                                           Chief Executive Officer