Form 10KSB40
period 1998-12-31
CREATIVE BAKERIES INC
filed 1999-04-15
CIK 949721

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                  For the fiscal year ended: December 31, 1998

                         Commission File Number: 0-18711

                             Creative Bakeries, Inc.
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           New York                                     13-3832215
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

20 Passaic Avenue, Fairfield, NJ                            07004
----------------------------------------          -----------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's telephone number:   (973) 808-8248

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange on
Title of Each Class                                   Which Registered
-------------------                              -------------------------
Common Stock, $.001 per share                     NASDAQ

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenue for its most recent fiscal year was $4,906,296. As of December 31, 1998 there were 5,141,750 shares of Company's Common Stock, par value $.001 per share, outstanding. The aggregate market value of the voting stock held by of the issuer on 12/31/98 was approximately $ 8,998,000.

     Transitional Small Business Disclosure Format (check one):

              Yes                      No    X
                 ---                        ---


ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

     Creative Bakeries, Inc. ("Creative"), through its two operating subsidiaries, WGJ Desserts and Cafes, Inc. (the "WGJ Subsidiary") and Batter Bake-Chatterley Inc. (the "BBC Subsidiary") (Creative, the WGJ Subsidiary and the BBC Subsidiary to be hereinafter collectively referred to as the "Company" unless the context indicates otherwise) offers a broad line of premium quality pastries, cakes, pies, cookies and other assorted desserts which are produced at its baking facilitY. Such baked goods are marketed and distributed on a wholesale basis to supermarkets, restaurants and institutional dining facilities as well as by mail order. The Company has recently completed a corporate restructuring pursuant to which it has eliminated its William Greenberg retail operations while consolidating the operations of JMS Specialities, Inc. ("JMS"), which the Company acquired in January 1997, and of Chatterley Elegant Desserts, Inc. a New Jersey corporation ("Chatterley"), which the Company acquired in August 1997. The Company is continuing to pursue its strategy of seeking acquisition or merger candidates which would expand the Company's existing product offerings and geographic markets. There can be no assurance that the Company will be able to successfully identify such candidates on terms acceptable to the Company or at all.

     Creative was incorporated in November 1993. The Company's executive offices are located at 20 Passaic Avenue, Fairfield, NJ 07004 and its telephone number is (973) 808-8248.

BUSINESS STRATEGY

     The Company's business strategy is comprised of the following:

     Retail: After carefully analyzing its retail operations, management has concluded that the additional William Greenberg stores it had recently opened were not generating the level of sales required to become profitable and that the resources required to increase retail sales would be better utilized in expanding its wholesale division. The Company therefore closed down all the retail stores.

     Institutional/Wholesale: With the acquisitions of JMS and Chatterley, the Company plans to increase its penetration in the institutional/wholesale food market by expanding its marketing efforts to restaurants, hotels and corporate dining facilities and by offering its products to supermarkets on a national basis. The Company plans to expand both its product line and geographic distribution through the following strategies:

     Expand geographic distribution by acquiring new food distributors in the Connecticut and Philadelphia areas as well as key distributor areas throughout the United States. To do this, the Company intends to appoint food brokers in various states to handle sales on a commission-only basis.

     Continue to expand the fat-free product line targeting existing customers as well as new customers; and

     Enter into co-packing arrangements whereby the Company would introduce private label products of other bakery operations.

     Mail Order. The WGJ Subsidiary is offering its products through other specialty food retailers and through its mail order catalogue business. Mail order sales accounted for approximately 1% of total sales for each fiscal year ended December 31, 1998, 1997 and 1996 respectively.

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

BUSINESS PHILOSOPHY

     High Quality Ingredients. The Company believes that developing and maintaining premium quality products is the key to its future success. The Company uses fresh ingredients in its products including, AA creamy butter, fresh eggs, premium fruits, nuts, and chocolates blended for the Company's unique recipes. The Company seeks to maintain rigorous standards for freshness, quality, and consistency.

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

PRODUCTS

Baked Goods

     The BBC Subsidiary markets a full line of premium quality baked products such as cheese cakes, mousse cakes and tart shells. Additionally the Company has now expanded its offerings to include a line of frozen batter and baked products such as a variety of Gourmet Frozen Muffin Batter products, No Sugar Added Batters as well as a selection of Fully Baked Thaw & Sell muffins and cakes. The Company continues to develop new products and welcomes customer requests.

Kosher Foods

     Kosher foods generally are consumed by persons of the Jewish faith as well as Muslims, Seven Day Adventists and others who perceive kosher certification as a seal of purity. Kosher is a biblical term originally used to denote that which is "fit" and "proper".

     The Company's subsidiaries have kosher certifications and the Company believes that it can capitalize on the projected growth of this market. The

Company believes that its kosher certifications will enable it to better penetrate certain market areas. The Company's products are not kosher for Passover.

CUSTOMERS

RETAIL

     The WGJ Subsidiary has licensed the "William Greenberg Jr." name to a retail operator who sells its products directly to individual consumers. The retailer also sells its specialty desserts to customers for parties, weddings, bar mitzvahs and other special occasions.

INSTITUTIONAL/WHOLESALE

     This market is mainly served through the BBC Subsidiary. With the acquisition of Chatterley the Company now offers its institutional and wholesale customers an expanded line of baked goods, batter and frozen-finished cakes, brownies and muffins.

     The BBC Subsidiary sells its products through food distributors to hotels, hospitals and institutional feeders such as coffee shops, Marriott, Restaurant Associates,etc. The products are also sold retail through food distributors and direct to supermarket distribution centers.

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

     The ingredients used by the Company consist primarily of flour, eggs, sugar, butter and chocolate. The WGJ Subsidiary obtains its principal ingredients from three suppliers in each of their respective industries. All ingredients used by the Company are subject to substantial price fluctuations. The Company historically has been able to pass any significant price increases in its ingredients through to its customers. However, no assurance can be given that the Company will be able to continue this practice in the future. Any substantial increase in the prices of ingredients used by the Company could, if not offset by a corresponding increase in product prices, have a material adverse effect on its business, financial condition or results of operations. The Company does not believe the loss of any of its suppliers would have a material adverse effect on its business and believes that other suppliers could readily provide such products if necessary.

DISTRIBUTION AND MARKETING

     The WGJ Subsidiary no longer operates the commissary and does not directly operate any retail stores either. Instead it has licensed its name to a an operator who runs retail and wholesale operations.

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

EMPLOYEES

     The WGJ Subsidiary no longer has any employees.

     As of April 1, 1999, the BBC Subsidiary together with Creative had approximately 45 full-time employees, of whom 37 are employed in production, 2 in sales, 4 in administration and 2 in executive positions. The BBC Subsidiary does not have a union and the Company believes that it has good relations with its employees.

ITEM 2. DESCRIPTION OF PROPERTY

     As of April 1, 1999, the Company leases in Fairfield, New Jersey 29,362 square feet for its baking facilities. The Company believes that its existing lease will be renewed when it expires in 2004 or alternative properties can be leased on acceptable terms. The Company believes that its present facilities are well maintained, in good condition and are suitable for the Company to continue to operate and meet its production needs in the foreseeable future. The Company is also considering subcontracting certain of its production requirements.

PLAN OF OPERATION

WGJ Subsidiary:

     The company has completed its plan of closing down the commissary and the retail operations.

     The company has licensed the "William Greenberg Jr." brand to an operator who continues to run the Madison Avenue store and the wholesale business. This has effectively stopped any further losses on the part of the WGJ subsidiary and provides opportunity to rebuild the business in certain areas such as Mail Order Business.

     In connection with the restructuring plan, management had written down its baking equipment, leasehold improvements and fixtures as of December 31, 1996, by approximately $ 850,000 in 1996 and to $35,000 in 1998 due to impairment in their value. In addition, management has determined unamortized goodwill of approximately $840,000 has no continuing value and accordingly it was written off during 1996. Finally, the Company had charged 1996 with a $ 450,000 provision for actions aimed at restructuring the Company, of which $369,459 was actually incurred as of December 31, 1998. This charge mainly comprises write-down of leasehold improvements on stores that have been closed down, provisions for lease obligations on certain retail stores, and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be affected by amortization, depreciation or expense of these costs.

Acquisition of JM Specialties, Inc.

     The Company acquired JM Specialties Inc. in January 1997 and appointed Phil Grabow as the CEO and President of the Company.

Other Acquisitions

     On March 20, 1997, the Company entered into an employment contract with the former owners of a company that produced low-fat and fat-free cookies. Pursuant to the contract both individuals received a signing bonus aggregating $68,000. These employment contracts have been terminated.

Acquisition of Chatterley Elegant Desserts, Inc.

     On August 28, 1997 the Company entered into a stock purchase agreement ("Stock Purchase Agreement") with Yona Abrahami, pursuant to which the Company purchased from Ms. Abrahami all the outstanding shares of Chatterley Elegant Desserts, Inc., a New Jersey Corporation, in exchange for 1,300,000 shares of the Company's common stock. The Stock Purchase Agreement was subsequently amended and Ms. Abrahami surrendered to the Company 200,000 shares of the Company's common stock. The acquisition has been accounted for as a pooling-of-interests.

     Chatterley leases a 35,000 sq.ft. baking and office facility. Its products are highly regarded by upscale super markets such as Kings and by executive chefs in some of the finest hotels and restaurants.

     Currently, the Company is pursuing contracts with various Supermarket chains for both private label and The Healthy Bakery label which is a trademark of the Company.

JMS and Chatterley Consolidation

     As planned, the JMS facility in Parsippany was closed and the consolidation of its operations into Chatterley's Fairfield facility was completed in 1997.

     JM Specialties Inc. and Chatterley Elegant Desserts Inc. have been formally merged to form the BBC Subsidiary.

     Management believes that the merger of JMS and Chatterley adds considerable strength to the Company's marketing plan. The efficiencies derived from the merger of JMS and Chatterley positions the Company to aggressively pursue new business with improved profit margins. Management intends to implement new marketing programs with a focus on increasing the wholesale division of the business. Brokers have been hired for New England, Philadelphia & Western Pennsylvania and the Southern Florida markets with other areas to follow with a view to expanding from a tri-State (New York, New Jersey and Connecticut) base to a regional and ultimately, a national bakery and dessert company.

Future mergers and acquisitions:

     In line with its goal of "growth through mergers and acquisitions", the company is negotiating a merger with Paramark Corporation. If successful, it will provide a springboard for further expansion.

     The Company continues to seek opportunities in markets it does not currently serve. It has secured a contract to produce Private Label cookies and muffins. It is estimated that the Private Label business will provide upto a $1 million in revenue. The company has also secured orders from Fund Raising business which will amount to approximately $800,000 in annual sales. This is a seasonal business which will be delivered between September and December.

ITEM 3. LEGAL PROCEEDINGS

     This is with reference to the request, dated March 17, 1999, by Creative Bakeries, Inc. and its subsidiaries (the "Company"), that we furnish you with certain information in connection with your examination of the financial statements of the Company as of December 31, 1998.

     Our engagement has been limited to specific matters as to which we were consulted by the Company. You should note that we do not represent the Company in connection with its general affairs. We call your attention to the fact that we have not made an independent investigation of the Company's affairs in order to respond to the request for information. Our response is, therefore, based essentially upon the information contained in our files and, therefore, it is probable that there exist particular matters of a legal nature with respect to which we have not been consulted.

     Please be advised that our response is directed only to matters which have been given substantive attention by this firm on behalf of the Company in the form of legal consultation and, where appropriate, legal representation during the appropriate period. In the preparation of this response, our procedures have been limited to an endeavor to determine from lawyers currently in our firm who have performed services for the Company during the applicable period whether such services involved substantive attention in the form of legal consultation or representation concerning matters coming within the scope of our response.

     Please be further advised that insofar as information is requested with respect to "loss contingencies" (as that term is defined in ABA Statement of Policy referred to in the last paragraph of this letter), our response is limited to pending or overtly threatened litigation (the latter involving only those instances where a potential claimant has manifested to the Company an awareness of a present intention to assert a possible claim or assessment) as to which we have devoted substantive attention on behalf of the Company in the form of legal consultation or representation, and we do not undertake to comment upon contractually assumed obligations (such as guarantees of indebtedness of others) or unasserted possible claims or assessments unless the Company has specifically identified the same and has expressly requested our comments. The Company's inquiry letter, dated March 17, 1999 does not specifically identify any such matters as to which our comments have been expressly requested.

     Subject to the foregoing and to the last three paragraphs of this letter, please be advised as follows:

     1. As of December 31, 1998 and as of the date hereof, we were not devoting substantive attention on behalf of the Company in the form of legal consultation or legal representation in connection with pending or threatened litigation within the scope of our response as hereinabove set forth except as follows:

     A. Murray Bacal v. Creative Bakeries, Inc., Edmund Abramson and William Abramson, William Hl. Greenberg Jr. Dessert & Cafes, Inc. and Richard Fechtor. This case was filed in Supreme Court, New York County on April 1, 1998. The action was brought to recover damages allegedly sustained by plaintiff by reason of an alleged breach of a contract between plaintiff and defendants Edmund Abramson and William Abramson pursuant to which plaintiff agreed to purchase warrants in the stock of William H. Greenberg Jr. Dessert & Cafes, Inc. (the predecessor to Creative Bakeries, Inc.) Plaintiff alleges that the Abramsons had agreed to purchase the warrants back from him if he exercised that prerogative.

     Plaintiff alleges that, pursuant to the contract, he tendered $123,750 to the Abramsons, that he subsequently exercised his option and demanded the return of his original investment and out of pocket expenses, and that the Abramsons refused to return his money. His cause of action against Creative Bakeries and Greenberg (collectively, the "Creative Bakeries Defendants") sounds in fraud, and is specifically alleged against defendant Richard Fechtor, who is sued both in his personal capacity and as a corporate representative of Creative Bakeries.(1) Fechtor, according to the complaint, represented to plaintiff that if he purchased the warrants he could received the return of his monies together with out of pocket expenses at any time, and plaintiff claims that he is

------------------
(1) We are not representing Richard Fechtor in this action.

entitled to $1,000,000 in punitive damages from Fechtor and/or the Creative Bakeries Defendants based on this "fraudulent" inducement.

     On December 14, 1998, the Creative Bakeries Defendants moved by order to show cause to dismiss the complaint in its entirety as against them based on the fact that, inter alia, the action involves a private transaction between plaintiff and the Abramsons, and the complaint fails to state a cause of action as against the Creative Bakeries Defendants. After a full briefing and oral argument, the papers were taken by the court on submission, and we are awaiting a ruling on the motion.

     B. The Company has been named as a defendant in Ackerman v. Allan Sloan, et al., Adv. Proc. No. 899-8042-288 (Bankr. E.D.N.Y.), an adversary proceeding brought in the United States Bankruptcy Court for the Eastern District of New York by the Chapter 7 Trustee of Alliotte Bakery Cafe, Inc. The complaint alleges that the Company, while operating as William Greenberg Jr. Desserts & Cafes, Inc., used customer lists and property of the Chapter 7 debtor for a period of several weeks sometime after June 1997, without having paid fair value or consideration. While the Company does not believe it committed any actionable conduct, the Company does not believe that the claim is material because it is believed to involve a potential exposure of only several thousand dollars. The Company has not yet filed a formal response to the complaint.

     C. Martas v. Greenberg. In this action, the Welfare and Pension Funds of Local 3 (Bakers' union) seek to recover unpaid contributions to the Welfare Fund of $137,063.43 and to the Pension Fund of $49,673.54 plus 11% interest, plus costs and attorneys fees and liquidated damages equal to 20% of the principal amounts. Thus the total sought is approximately $186,000 in unpaid contributions plus about $36,000 in penalties, plus interest, plus attorneys fees.

     The parties have reached an agreement in principle to settle this matter for the sum of $50,000, payable over time. Greenberg's last offer was to pay $12,000 in May and then $2,500/month until paid. The Funds, conceptually, want more money up front and larger payments but we are waiting for them to get back to us with exact terms.

     D. A demand has been made by counsel to Yona Gonen (formerly Abrahami) for amounts alleged to be owed to Ms. Gonen in the amount of $69,926.09 and $9,995.90 owed to Good Eats, Inc. and unspecified amounts owed to attorneys and accountants by Chatterly Elegant Desserts ("Chatterly"). We refer you to the Company with respect to this matter.

     E. A demand for repayment of a $10,000 loan allegedly owed to David Abrahami by Chatterly has been made by counsel to Mr. Abrahami. We refer you to the Company with respect to this matter.

     F. The Company has received notice of two separate actions for unpaid insurance premiums filed in New York Civil Court by Aetna US Healthcare and Oxford Health Plan, seeking $6,978.77 and $12,028.02, respectively. No response has yet been made.

     2. As of December 31, 1998, the Company was indebted to us for legal fees and disbursements in the aggregate amount of $12,787.93 heretofore billed to the Company. We have also accrued fees and disbursements for legal services rendered to the Company during the period ended December 31, 1998 which had not yet been billed, in the aggregate amount of $7,039.37.

     This letter is solely for your information and assistance in connection with your examination of, and report with respect to, the financial statements of the Company as of December 31, 1998, and may not be quoted or otherwise referred to in any financial statements of the Company or any other related or unrelated document or documents, nor should it be filed with or furnished to any governmental agency or other person, without the prior written consent of this firm.

     If in the course of your audit there should come to your attention a matter involving a possible loss contingency which you believe may have been the subject of legal consultation or representation by us and which is not covered by the Company's request and this response, please bring that matter to our attention so that there may be no misunderstanding concerning the reason for its omission.

     This response is limited by, and in accordance with, the ABA Statement of Policy Regarding Lawyers' Responses to Auditors' Requests for Information (December 1975); without limiting the generality of the foregoing, the limitations set forth in such Statement on the scope and use of this response (Paragraphs 2 and 7) are specifically incorporated herein by reference and any description herein of any "loss contingencies" is qualified in its entirety by Paragraph 5 of the Statement and the accompanying Commentary (which is an integral part of the Statement). Consistent with the last sentence of Paragraph 6 of the ABA Statement of Policy and pursuant to the Company's request, this will confirm as correct the Company's understanding as set forth in its audit inquiry letter to us that whenever, in the course of performing legal services for the Company with respect to a matter recognized by us to involve an unasserted possible claim or assessment that may call for financial statement disclosure, we have formed a professional conclusion that the Company must disclose or consider disclosure concerning such possible claim or assessment, we, as a matter of professional responsibility to the Company, will so advise the Company and will consult with the Company concerning the question of such disclosure and of the applicable requirements of Statement of Financial Accounting Standards No. 5. In this regard, however, we assume no obligation to advise you of any such unasserted possible claim or assessment unless the Company has specifically identified such matter and has expressly requested, in an inquiry letter or supplement thereto, that we provide you with information with respect thereto.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq Small Cap Market under the symbol "CBAK" and the Boston Exchange under the Trading symbol "BYK". The following table sets forth the range of quarterly high and low bid prices, as reported on the NASDAQ SmallCap Market, during the last two fiscal years through March 31, 1999.

Period                             High       Low
--------------------------------------------------------------------
FISCAL YEAR 1997:
First Quarter                     3 3/8      1 1/2
Second Quarter                    2 7/16     1 13/16
Third Quarter                     2 7/16     1 5/8
Fourth Quarter                    2 7/16     1 1/4
Fiscal Year 1998:
First Quarter                     1 3/4      1 1/4
Second Quarter                    1 3/4      1 1/4
Third Quarter                     1 1/16     11/16
Fourth Quarter                    2 3/8      1 1/8


     The number of shareholders of record of the Common Stock on March 31, 1999 was 34 excluding 2,445,216 shares of Common Stock held by Cede & Co. The Company believes that it has in excess of 500 shareholders.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

General

     The Company was incorporated in November 1993 and was in the development stage through July 1995. From April 1994 through June 1995, the Company assembled its core management, raised approximately $600,000 from equity financing, and negotiated a definitive agreement to purchase the operating assets and business of Greenberg's - L. P. In July 1995, the Company completed the acquisition for a purchase price of $1,967,300 in cash and a promissory note for $ 32,700. In connection with the acquisition, the Company obtained a $2,000,000 term loan and applied a portion of the net proceeds from its initial public offering, consummated in October 1995 to pay in full the principal and accrued interest under the term loan. The acquisition was accounted for as a purchase and the excess of the purchase price over the value of the net assets acquired was recorded as goodwill.

     At December 31, 1998 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $7,100,000 which can be used to reduce the tax on income up to that amount through the year 2011.

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

     The Company's consolidated revenues from continuing operations aggregated $3,814,440 and $5,014,558 for the years ended December 31, 1998 and 1997 respectively, a decrease of 24%. The cost of goods sold was $3,137,519 and $4,224,113 for 1998 and 1997 respectively, a decrease of 26%, due to the overall decrease in sales. Operating expenses were $1,300,317 and $1,867,242 for 1998 and 1997, respectively, a decrease of 31%, mainly attributable to the termination of certain management personnel and reduction in the number of such personnel. As a result, the loss from continuing operations was $576,796 and $1,464,235 for 1998 and 1997 respectively, a decrease of 61%. Management attributes this positive trend to its overall restructuring efforts.

     Depreciation and amortization for 1998 decreased as compared to 1997 due to assets written down or written off for the year ended December 31, 1998.

     In 1998, the Company incurred costs associated with issuance of the warrants. These costs for services rendered and loan fees to InterEquity were charged to operating costs and amounted to approximately $5,005.

     During 1998 the Company earned interest income of $10,195 which arose mainly from investing a portion of the net proceeds it received upon the private placement and exercise of warrants.

     The company's consolidated revenues from its discontinued operation, the WGJ subsidiary were $1,064,856 in 1998 and 3,443,005 in 1997. The WGJ subsidiary showed a loss from operations of $282,045 in 1998 and $1,171,121 in 1997 and a net loss of $347,728 in 1998 and $1,089,611 in 1997.

     The 1998 statements of operations reflect a charge in the amount of $5,005 which represents the fair market value of 10789 warrants, issued to a lender in order to satisfy an obligation under a written agreement. These warrants were valued at $0.47

     The net loss from continuing operations aggregated $? per share for 1998 and $.68? per share for 1997.

SEGMENT INFORMATION

     The following is the breakdown of operating data between Retail and Wholesale for both its continuing and discontinued operations:


                          1998        % of       1997     % of       Change      % of
                          ----        sales      ----     sales      ------      sales
                                      -----               -----                  -----
Operating data:
Net Sales:

Retail (discontinued)  1,064,856        100  $2,604,229   100     -1,539,373      100
Wholesale (continuing) 3,841,440        100   5,853,334   100     -2,011,894      100
Total                  4,906,296        100  $8,457,563   100     -3,551,267      100

Operating Income
(Loss):
Retail (discontinued)  (282,045)         29  ($  751,868)  57     -  469,823      -28
Wholesale (continuing) (384,237)         27  ( 1,558,745)  16     -1,174,508       11
                       (666,282)         27  ( 2,310,613)  29     -1,644,331      -02

General Corp. Exp.     (212,159)         03  (   243,233)  24     -   31,074      -21
Net Loss               (619,458)         30  ($2,553,846)  53     -1,934,388      -23

Balance Sheet Data:
Identifiable Assets:
Retail                 $  599,901            $  312,905              286,996
Wholesale               1,471,966             2,036,453           -  564,487
                        2,071,867             2,349,358           -  277,491
General Corporate         772,362             1,904,406           -1,132,044

Total                  $2,844,229            $4,253,764           -1,409,535

PLAN OF OPERATION

WGJ Subsidiary:

     The company has completed its plan of closing down the commissary and the retail operations.

     The subsidiary has licensed its brand to an operator who continues to run the Madison Avenue store and the wholesale business. This has effectively stopped any further losses on the part of the WGJ subsidiary and provides opportunity to rebuild the business in certain areas such as Mail Order Business.

     In connection with the restructuring plan, management has written down its baking equipment, leasehold improvements and fixtures as of December 31, 1998, by approximately $1,288,000000 due to impairment in their value. In addition, management has determined unamortized goodwill of approximately $840,000 has no continuing value and accordingly it was written off during 1996. Finally, the Company had charged 1996 with a $450,000 provision for actions aimed at restructuring the Company, of which $369,459 was actually incurred as of December 31, 1998. This charge mainly comprises write-down of leasehold improvements on stores that have been closed down, provisions for lease obligations on certain retail stores, and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be affected by amortization, depreciation or expense of these costs.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

     In June 1995, The Company issued 180,000 shares of common stock to unrelated parties for $ 600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the acquisition of Greenberg's- L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. During January 1997 the Company received net proceeds of $1,747,500 from the private placement of 1,875,500 common stock purchase warrants at $1.10 per warrant. During October 1997 the Company received net proceeds of $883,000 from the exercise of a portion of these common stock warrants. Of the $5,700,000 proceeds from the aforementioned stock sales: (i) $2,125,000 was issued to repay the InterEquity debt including interest; (ii) $2,615,000 was used in operations;
(iii) $765,000 was used to purchase property, equipment and leaseholds; and
(iv) $195,000 was used for general corporate purposes. The $1,650,000 proceeds from the private placement warrants was used to acquire JMS. Of the $883,000 proceeds from the exercise of warrants $325,000 was used for consolidation and merger of JMS and Chatterley, $388,000 was used for corporate expenses and the remaining $170,000 will be used for working capital purposes.

     As of December 31, 1998, the Company had a negative working capital from continuing operations of approximately $385,696 as compared to a negative working capital of $89,287 at December 31, 1997. During 1998, management took actions with a view towards restructuring the Company in order to reduce operating costs and enhance the Company's efficiency. Pursuant to such restructuring, a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated and certain stores were closed down. The Company expects, although there can be no assurance, that the aforementioned actions will reduce and reverse the negative cash flow which it has experienced since inception.

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

ITEM 7. FINANCIAL STATEMENTS

Independent auditor's report                                 F-1

Consolidated financial statements:

    Balance sheet                                            F-2

    Statement of loss                                        F-3

    Statement of stockholders' equity                        F-4

    Statement of cash flows                                  F-5

Notes to consolidated financial statements                F-6 - F-23


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                    [LETTERHEAD OF ZELLER WEISS & KAHN, LLP]




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Creative Bakeries, Inc.

     We have audited the accompanying consolidated balance sheet of Creative Bakeries, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Bakeries, Inc. as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a significant net loss for the year ended December 31, 1998 and as of December 31, 1998 has a working capital deficiency in the amount of $385,695, which raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are discussed in the notes to the financial statements.

                                                             Zeller Weiss & Kahn

April 7, 1999

                             CREATIVE BAKERIES, INC.

                 CONSOLIDTAED BALANCE SHEET - DECEMBER 31, 1998

                                     ASSETS
Current assets:
  Cash and cash equivalents                                               $   129,626
  Accounts receivable, less allowance for doubtful
   accounts of $40,480                                                        262,476
  Loans receivable                                                             19,002
  Inventories                                                                 235,592
  Prepaid expenses and other current assets                                    52,815
                                                                          -----------

    Total current assets                                                      699,511
                                                                          -----------

Property and equipment, net                                                   722,214
                                                                          -----------
Other assets:
  Goodwill, net of amortization                                               970,853
  Security deposits                                                             5,464
                                                                          -----------

                                                                              976,317
                                                                          -----------

                                                                          $ 2,398,042
                                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                       $    33,405
  Notes payable, bank                                                         148,079
  Loans payable, other                                                          9,549
  Accounts payable                                                            525,640
  Payroll taxes payable                                                       120,816
  Accrued expenses                                                            247,717
                                                                          -----------

    Total current liabilities                                               1,085,206
                                                                          -----------

Other liabilities:
  Long-term debt, net of current portion                                        2,496
  Deferred rent                                                               151,338
  Net liabilities of discontinued operations
   less assets to be disposed of                                              676,881
                                                                          -----------
                                                                              830,815
                                                                          -----------

Stockholders' equity:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, no shares issued and outstanding
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,101,750 shares                              5,102
  Additional paid in capital                                               11,206,588
  Deficit                                                                 (10,482,200)
                                                                          -----------
                                                                              729,490

  Common stock held in treasury, 184,500 shares                           (   247,369)
                                                                         -----------

                                                                              482,121
                                                                          -----------

                                                                          $ 2,398,042
                                                                          ===========


                 See notes to consolidated financial statements.

                             CREATIVE BAKERIES, INC.

                         CONSOLIDATED STATEMENT OF LOSS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                       1998               1997
                                                                       ----             Restated
                                                                                        --------
Net sales                                                           $3,841,440         $5,014,558

Cost of sales                                                        3,137,519          4,224,113
                                                                    ----------         ----------

Gross profit                                                           703,921            790,445

Selling, general and administrative expenses                         1,300,317          1,867,242
                                                                    ----------         ----------

Loss from continuing operations                                    (   591,392)      (  1,076,797)
                                                                   -----------        -----------

Other income (expenses):
  Gain (loss) from sale of disposition of assets                        35,383       (     57,963)
  Interest income                                                       10,195             17,385
  Compensatory charges                                             (     5,004)      (    287,837)
  Rental income                                                                            21,193
  Interest expense                                                 (    25,978)      (     31,101)
                                                                   -----------        -----------

                                                                        19,600       (    338,323)
                                                                    ----------        -----------

Loss from continuing operations                                    (   576,796)      (  1,415,120)

Income taxes, deferred                                                                     49,115
                                                                   -----------         ----------
Loss from continuing operations                                    (   576,796)      (  1,464,235)
                                                                   -----------         ----------

Discontinued operations:
  Loss from operations of New York facility
   to be disposed of                                               (    42,662)      (  1,089,611)
  Estimated loss on disposal of New York facility                  (   305,066)
                                                                   -----------          ---------

                                                                   (   347,728)       ( 1,089,611)
                                                                   -----------         ----------

Net loss                                                           ($  924,524)       ($2,553,846)
                                                                   ===========         ==========

Earnings per common share:
  Primary and fully diluted:
    Loss from continuing operations                                (      0.11)        (     0.40)
    Loss from discontinued facility                                (      0.01)        (     0.28)
    Estimated loss on disposal of New York
     facility                                                      (      0.06)
                                                                   -----------         ----------

                                                                   (      0.18)        (     0.68)
                                                                   ===========         ==========
Weighted average number of common shares
 outstanding                                                         5,040,900          3,703,217
                                                                   ===========         ==========



                 See notes to consolidated financial statements.

                             CREATIVE BAKERIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                      Common stock
                                                                   ------------------
                                                                   Number                Additional                      Total
                                                                     of                   Paid in      Accumulated   Stockholders'
                                                                   Shares     Amount      Capital        Deficit         Equity
                                                                   ------     ------      -------        -------         ------
Balance at December 31, 1997                                     2,621,500    $2,622    $ 6,746,564  ($ 6,999,703)     ($  250,517)

Warrants issued January 17, 1997, less expenses
  of the offering of $315,000                                                             1,747,500                      1,747,500

Common shares issued regarding acquisition of J.M.
  Specialties, Inc.                                                500,000       500        874,500                        875,000

Warrants issued regarding acquisition of J.M. Specialties,
  Inc.                                                                                      385,000                        385,000

Common stock issued in consideration of legal and consulting
  services                                                          34,000        34         59,466                         59,500

Fair market value of warrant to acquire 185,682 shares of
  common stock issued to a lender in order to obtain financing for the purchase of the operating assets of Greenberg
  Desserts Associates Limited Partnership, valued at $1.09
  per share                                                                                 202,393                        202,393

Shares issued regarding the acquisition of Chatterly Elegant
  Desserts, Inc. to be treated as a pooling of interest          1,300,000     1,300         18,861                         20,161

Fair market value of warrant to acquire 84,017 shares of common stock issued to a lender in order to obtain financing for the purchase of the operating assets of Greenberg Desserts
  Associates Limited Partnership, valued at $.8124 per share                                 68,263                         68,263

Common shares issued October 1997 when warrants exercised at
  $1.25 per share                                                  706,250       706        882,106                        882,812

Fair market value of warrant to acquire 50,506 shares of common stock issued to a lender in order to obtain financing for the purchase of the operating assets of Greenberg Desserts
  Associates Limited Partnership, valued at $.8805 per share                                 44,470                         44,470

Net loss for the year ended December 31, 1997                                                         ( 2,557,973)     ( 2,557,973)
                                                                 ---------    ------    -----------    -----------      ----------

Balance at December 31, 1997                                     5,161,750     5,162     11,029,123   ( 9,557,676)       1,476,609

Common stock issued June 30, 1998                                  100,000       100        111,900                        112,000

Fair market value of warrant to acquire 19,149 shares of common stock issued to a lender in order to obtain financing for the purchase of the operating assets of Greenberg Desserts
  Associates Limited Partnership, valued at $.560 per share                                   5,005                          5,005
                                                                 ---------    ------    -----------    -----------      ----------
                                                                 5,261,750     5,262     11,146,028  (  9,557,676)       1,593,614

Common stock issued in settlement of accrued obligations            40,000        40         60,360                         60,400

Cancellation of shares regarding the purchase of Chatterly
  Elegant Desserts, Inc.                                        (  200,000)  (   200)           200

Net loss for the year ended December 31, 1998                                                        (    924,524)    (    924,524)
                                                                 ---------    ------    -----------   -----------      ----------

Balance at December 31, 1998                                     5,101,750    $5,102    $11,206,588  ($10,482,200)      $  729,490
                                                                 =========    ======    ===========   ===========       ==========



                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                      1998                 1997
                                                                      ----               Restated
                                                                                         --------
Operating activities:
  Net loss from continuing operations                               ($576,796)         ($1,464,235)
  Adjustments to reconcile income from
   continuing operations to cash provided
   from continuing operations:
     Depreciation                                                     154,443              227,315
     Amortization                                                      80,910               80,910
     Stock issued in consideration of services                         40,000               59,500
     Compensatory element of issuance of warrants                       5,005              287,837
     Gain on sale of fixed assets                                   (  35,383)             238,888
     Changes in other operating assets and
      liabilities from continuing operations:
        Accounts receivable                                           182,795          (   100,196)
        Inventory                                                     107,417               60,370
        Prepaid expenses and other assets                              11,253          (    60,022)
        Security deposits                                              18,850                3,674
        Accounts payable                                            (  32,118)             260,745
        Accrued expenses and other current
         liabilities                                                (  65,360)             399,897
        Deferred rent                                               (   1,540)              15,919
                                                                     --------            ---------
        Net cash provided by (used in) continuing
         operations                                                 ( 110,524)              10,602
        Net cash used in discontinued operations                    (  35,510)         ( 1,089,611)
                                                                     --------            ----------
        Net cash used in operating activities                       ( 146,034)         ( 1,079,009)
                                                                     --------           ----------
Investing activities:
  Proceeds from sale of fixed assets                                   35,383
  Purchase of property and equipment                                (  11,970)         (   210,185)
  Purchase of treasury stock                                        ( 247,369)         (   900,000)
                                                                     --------           ----------
        Net cash used in investing activities                       ( 223,956)         ( 1,110,185)
                                                                     --------           ----------
Financing activities:
  Proceeds from financing                                                                   75,000
  Issuance of common stock and warrants                               112,000            2,630,312
  Payment of debt                                                   (  91,696)         (    45,935)
                                                                     --------           ----------
        Net cash provided by financing activities                      20,304            2,584,377
                                                                     --------           ----------
Net increase (decrease) in cash and cash
 equivalents                                                        ( 349,686)             395,183

Cash and cash equivalents, beginning of year                          479,312               84,129
                                                                     --------           ----------

Cash and cash equivalents, end of year                               $129,626           $  479,312
                                                                     ========           ==========

Supplemental disclosure:
  Cash paid during the year for:
    Interest paid during the year
      Continuing operations                                          $ 25,978           $   33,805
                                                                     ========           ==========
      Discontinued operations                                        $      0           $        0
                                                                     ========           ==========
    Income taxes paid during the year
      Continuing operations                                          $      0             $      0
                                                                     ========             ========
      Discontinued operations                                        $      0             $      0
                                                                     ========             ========


                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

1.      Realization of assets - going concern:

        Although the Company is currently operating its businesses, the continuation of such business as going concerns is contingent upon, among other things, the continued forbearance by the Company's creditors from exercising their rights in connection with delinquent accounts payable and payroll obligations. Management has indicated its plan to meet its obligations is dependent upon cash flows, if any, generated from JMS and Chatterly Elegant Desserts, Inc. and the acquisition of additional businesses. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts of the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

        William Greenberg Jr. Desserts and Cafes, Inc. was incorporated in the
         State of New York on November 12, 1993. In 1997, the Company transferred all of its business assets and liabilities to a newly formed wholly-owned subsidiary, WGJ Desserts and Cafes, Inc. At this time the Company's name was changed to Creative Bakeries, Inc. WGJ Desserts and Cafes, Inc. operated a number of retail locations as well as operating a bakery facility, all located in New York City. As of June 1998, WGJ Desserts and Cafes, Inc. shut down its manufacturing facility and effective November 1998, sold its final retail store. Although the Company has not vacated its manufacturing facilities, all operations have ceased.

        During the year ended December 31, 1998, the Company incurred a loss from continuing operations in the amount of $576,796 and a net loss of $924,524, and as of December 31, 1998 had a net working capital deficiency of $385,695. During 1998, the Company discontinued operations of its two remaining retail stores. In June the Company also closed its manufacturing plant in New York.

        During 1997, the Company incurred restructuring costs in the form of consulting fees, salary settlement costs and losses incurred on the abandonment of assets at the retail facilities closed late in the year. These costs amounted to $369,458 and were offset against the estimated restructuring costs recorded at the end of 1996.

        In connection with the restructuring plan, the Company determined the carrying value of its baking equipment, furniture and fixtures and leasehold improvements exceeded their fair market value. Therefore, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets", a provision for impairment losses aggregating $305,066 was charged and included as part of other expenses in the accompanying statement of operations for the year ended December 31, 1998. Such impairment loss represents the excess of the carrying value of $340,066 over management's estimate of the fair market value of the assets of $35,000.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

1.      Realization of assets - going concern (continued):

        In view of these matters, management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

2. Organization of the Company:

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

        On September 1, 1997, the Company purchased all of the outstanding shares of Chatterly Elegant Desserts, Inc. ("Chatterly") in an acquisition to be accounted for as a pooling of interest. The Company issued 1,300,000 of shares to Chatterly, of which 200,000 shares were returned in 1998. Chatterly offers a line of tortes, cakes and mousses.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

2. Organization of the Company (continued):

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

        Effective December 1997, Chatterly Elegant Desserts, Inc. was formally merged with J.M. Specialties, Inc. under New Jersey law. Because of the consolidation of the two companies facilities, management feels this merger was beneficial and cost efficient.

3. Summary of significant accounting policies:

        Restated financial statements:

         The accompanying financial statements for 1997 have been restated to show the effect of the discontinued operations discussed in Note 17.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

3.      Summary of significant accounting policies (continued):

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

        Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are eliminated from the accounts and the resulting gain or loss, is any, is reflected in income. As discussed in
         Note 1, management had determined that there had been an impairment to the value of the property of WGJ Desserts and Cafes, Inc. (formerly William Greenberg Jr. Desserts and Cafes, Inc.) in 1998 and 1996 and property and equipment had been written down to their net realizable value.

        Allowance for doubtful accounts:

         An allowance for doubtful accounts has been established by management based on a review of open accounts receivable at each balance sheet and their respective collectibility.

        Intangibles:

         The covenant not to compete is amortized over the term of the agreement and goodwill is amortized over its estimated useful life of forty years (see Note 6).

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

3.      Summary of significant accounting policies (continued):

        Income taxes:
         Deferred income taxes:

         Deferred income taxes arise from timing differences resulting from income and expense items reported for financial/accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results differ from these estimates.

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

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

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

        The assets acquired and the liabilities assumed at December 31, 1996, in connection with the Acquisition, are as follows:

         Assets:
           Cash                                               $ 84,129
           Accounts receivable                                 224,378
           Notes receivable                                     60,000
           Inventories                                         274,803
           Prepaid expenses                                     14,063
           Property and equipment                              483,608
           Other assets                                         27,999
                                                              --------
                                                                          $1,168,980
         Liabilities:
           Long-term debt                                       23,607
           Notes payable - bank                                 75,000
           Accounts payable and accrued expenses               123,938
                                                              --------
                                                                             222,545
                                                                             -------
         Excess of net assets acquired over
          liabilities assumed                                                946,435

         Goodwill                                                          1,213,565
                                                                          ----------
                                                                          $2,160,000
                                                                          ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

5.      Acquisition of J.M. Specialties, Inc. (continued):

        Under the terms of the agreement with InterEquity Capital Partners, L.P., the Company reserved 185,682 shares of its common stock for issuance under the warrant. Management ascribed a fair value of $1.09 per common share which resulted in a charge to operations of $202,393 in the first quarter of 1997.

6.      Acquisition of Chatterly Elegant Desserts, Inc.:

        On September 1, 1997, the Company acquired 100% of the outstanding common shares of Chatterly Elegant Desserts, Inc. (Chatterly) in a transaction to be accounted for as a pooling of interest. The Company issued 1,300,000 of its common shares pursuant to the acquisition of which 200,000 shares were returned in 1998.

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
                                                                        ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

6.      Acquisition of Chatterly Elegant Desserts, Inc. (continued):

        Under the terms of its agreement with InterEquity Capital Partners, L.P., the Company reserved 84,017 shares of its common stock for issuance under the warrant. Management ascribed a fair value of $.8125 per common share which resulted a charge to operations of $68,263 in the third quarter of operations in 1997.

7. Property and equipment:

        The Company's baking equipment, furniture and fixtures and leasehold improvements were deemed to be impaired and written down to management's estimate of their fair value at December 31, 1998. Fair value, was determined by management's estimation of the net sales value if the property assets were offered for sale. An impairment loss in the amount of $305,066 was charged to operations during the fourth quarter of 1998.

        The following is a summary of property and equipment at December 31, 1998:

            Baking equipment                                    $1,429,395
            Furniture and fixtures                                  74,664
            Leasehold improvements                                 180,422
                                                                ----------
                                                                 1,684,481
            Less:  Accumulated depreciation
                    and amortization                               962,267
                                                                ----------
                                                                $  722,214
                                                                ==========


8. Intangible assets:

        The acquisition agreement of Greenberg's - L.P. contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $25,000 in 1998 and 1997.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

8.      Intangible assets (continued):

        The excess cost over the fair value of the net assets acquired from J.M. Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $80,900 in 1998 and 1997.

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

        On September 1, 1997, the Company issued 1,300,000 shares of its common shares pursuant to a stock purchase agreement of Chatterly Elegant Desserts, Inc. (see Notes 2 and 6). 200,000 shares were subsequently returned in 1998.

        In October 1997, the Company issued 706,250 shares of its common stock at $1.25 for total proceeds of $882,812.

        In June 1998, the Company sold 100,000 shares of its common stock for proceeds of $110,000.

        In July 1998, the Company issued 40,000 in settlement of certain obligations due a former shareholder and unrelated debtor of Chatterly Elegant Desserts, Inc. The total amount of the settlement was $60,400.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

10.  Capital stock (continued):

        (b)  Warrants:

               (i)  Warrants issued to InterEquity Capital:

               Inorder to obtain financing for the acquisition of Greenberg's -
                 L.P. (see Note 2), the Company sold to the lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock (163,404 shares of common stock). The warrant expires on July 31, 2001. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. Based upon the issuance of 100,000 shares of common stock in 1998, the lender was entitled to an additional 19,149 shares of common stock. Accordingly, the financial statements include a charge to operations of $10,809 which represents the market value of the stock at the time the 19,149 warrants were issued by the Company.

        Compensatory charges recorded on the income statement for 1998 amounted to $10,809 and $287,837 in 1997.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

10.     Capital stock (continued)

        (b)  Warrants (continued):

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

11. Commitments and contingencies:

        Employment Agreements:

        In May and June of 1997, the employment contracts of Stephen Fass, a Director and President of the subsidiary, Maria Marfuggi, a Director and President of J.M. Specialties, Inc. and Seth Greenberg, President of the subsidiaries baking division, were officially terminated and settled, as well as the employment agreements of William and Carol Greenberg. These agreements are summarized below:

                                                                     Value of
                                                  Cash               Warrants
                                               Settlement             Issued              Total
                                               For Wages             at $1.10           Settlement
                                             -------------          ----------          ----------
        Stephen Fass                            $ 44,100            $ 55,000             $ 99,100

        Maria Marfuggi                            36,000              55,000               91,000

        Seth Greenberg, William
         Greenberg and Carol
         Greenberg                                72,003              39,732              111,735
                                                --------            --------             --------
                                                $152,103            $149,732             $301,835
                                                ========            ========             ========

                                     CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      YEARS ENDED DECEMBER 31, 1998 AND 1997

11.     Commitments and contingencies (continued)

        Employment Agreements (continued):

        The settlement of these three employment agreements resulted in the Company incurring an additional $89,681 in officers compensation in the quarter ended June 30, 1997.

        The Company also reached agreement with four other employees with whom the Company had employment agreements. The net effect of these settlements decreased officers compensation by $72,914 in the quarter ended June 30, 1997. This amount was settled in July of 1998 by issuing 30,000 shares of the Company's common shares which has a fair value of $45,089. The Company recorded the difference to income in the third quarter of 1998.

        In conjunction with the purchase of Chatterly Elegant Desserts, Inc., the Company entered into an employment agreement with a former employee of Chatterly. The agreement covers a three year period commencing upon the transfer of the Company's shares to the seller of Chatterly on September 1, 1997. In the first year of the contract the employee is to receive warrants to purchase 20,000 shares of the Company's common stock at $2.50 per share. In the second two years of the agreement, the employee is to receive an annual salary of $150,000 per year. The Company has not recognized compensation on the granting of warrants to this employee since the fair value of the warrants is less than the exercise price. As of February 1998, this employee resigned and the employment agreement, according to management, has been terminated. The employee has made written demands for payment but no settlement has been reached. A provision for $100,000 has been made in 1997 to reflect these demands and is still carried as a liability as of December 31, 1998.

        Litigation matters:

        The Company and its subsidiary, WGJ Desserts, Inc., have been named as defendants in an action entitled Bacal v Creative Bakeries, Inc. which was filed in the Supreme Court of the State of New York for the County of New York. The complaint in the action alleges that defendants Edmund Abramson, currently a director of the Company and Willa Abramson, who resigned as a director in 1996, allegedly acting on behalf of the Company and Greenberg, entered into an agreement with plaintiff, Murray Bacal, whereby Mr. Bacal would purchase warrants for common stock of the Company and that the Abramson's agreed to repurchase the warrants for the same price at which they were originally sold to him, plus out of pocket expenses. As a consequence, the complaint seeks $131,500 in compensatory damages and $1,000,000 in punitive damages. On December 14, 1998, the Company moved by order to show cause to dismiss the complaint in its entirety as against the Company based on the fact that the action involves a private transaction between the plaintiff and the Abramson's, and the complaint fails to state a cause of action against Creative Bakeries, Inc. After a full briefing and oral argument, the papers were taken by the court on submission and the Company is awaiting a ruling on that motion.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

11.  Commitments and contingencies (continued):

        Litigation matters (continued):

        The Company has also been named as a defendant in an action entitled
         Ackerman v Alan Sloan, an adversary proceeding brought in the United States Bankruptcy Court by the Chapter 7 trustee of Alliotto Bakery Cafe, Inc. The complaint alleges that the Company, while operating as William Greenberg, Jr. Desserts and Cafes, Inc. used customer lists and property of the Chapter 7 debtor for a period of several weeks sometime after June 1998 without having paid fair value or consideration. While the Company does not believe it committed any actionable conduct, the Company does not believe the claim is material because it is believed to involve a potential exposure of only several thousand dollars. The Company has not yet filed a formal response to the claim.

        Leases:

        WGJ Desserts and Cafes, Inc., the Company's division located in New York
         City, was party to a number of lease agreements for its retail stores and baking facility. Due to its efforts to become more cost efficient, the Company vacated its six retail locations in 1998 and 1997. The Company has received releases on all locations.

        The Company favorably settled the lease of one of its retail stores in 1998. In the settlement, the landlord forgave $21,040 in back rent which had previously been recorded by the Company as expense, resulting in income being realized in the current year.

        During 1997, the Company sublet one of its retail locations, receiving rental income of $73,500, the amount of the rent expense. This lease was terminated in February 1998 with no further obligation to the Company.

        The minimum future rentals on the baking facility is as follows:

                   December 31, 1999                       $ 46,949
                   December 31, 2000                         48,357
                   December 31, 2001                         49,809
                   December 31, 2002                         51,302
                   December 31, 2003                         52,842
                   Thereafter                               110,488
                                                           --------
                                                           $359,747
                                                           ========

        The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

11.  Commitments and contingencies (continued):

                                                          Facility
                                                         -----------
                December 31, 1999                        $  192,250
                December 31, 2000                           200,000
                December 31, 2001                           200,000
                December 31, 2002                           200,000
                December 31, 2003                           200,000
                Thereafter                                  230,000
                                                         ----------
                                                         $1,222,250
                                                         ==========

        Rent expense for all operating leases amounted to $442,794 in 1998 and $808,385 in 1997 and includes straight-lining of rent adjustments discussed in Note 10.

12. Long-term debt:

        Equipment with a cost of $197,000 has been pledged as collateral on a note payable in monthly installments of $2,909, including interest. The notes carry interest varying rates of 10.30% to 17.87% and mature between 1998 and 2000.

        The total future annual payments as of December 31, 1998 are as follows:

                December 31, 1999                           $33,405
                December 31, 2000                             2,495
                                                            -------
                                                            $35,900
                                                            =======

13. Earnings per share:

        Primary earnings per share is computed based in the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods issued after December 15, 1997, entities with a loss from continuing operations, the exercise of any potential shares increases the number of shares outstanding and results in a lower loss per share. Thus, potential issuances are excluded from the calculation of earnings per share. These common stock purchase warrants amounted to 2,485,000 in 1998 and 1997.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

13.  Earnings per share (continued):

        Reconciliation of shares used in computation of earnings per share:

                                                                         1998               1997
                                                                         ----               ----
               Weighted average of shares actually
                 outstanding                                           5,040,900          3,703,217

               Common stock purchase warrants                          ---------          ---------

               Primary and fully diluted weighted
                 average common shares outstanding                     5,040,900          3,703,217
                                                                       =========          =========




14.  Inventories:

        Inventories consist of the following:

                Raw materials                                        $ 82,128
                Finished goods                                         65,818
                Packaging supplies, labels, etc.                       87,646
                                                                     --------
                                                                     $235,592
                                                                     ========

15. Supplemental schedule of non-cash investing and financing activities:

                                                                       1998             1997
                                                                       ----             ----
            Issuance of common stock and warrants
              regarding acquisition of subsidiaries                                 $1,280,161

            Common shares issued in consideration
              of legal, consulting fees and other
              obligations                                             $40,000           59,500
                                                                      -------       ----------
                                                                      $40,000       $1,339,661
                                                                      =======       ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

16. Note receivable:

        On November 3, 1998, the Company sold its one remaining retail facility for $405,000 which represented disposition of equipment and a license to sell under the "William Greenberg, Jr. Desserts and Cafes" name. The agreement called for a cash down payment of $110,000 with the remainder being paid on a note receivable due in semi-annual installments of $36,875 plus interest at prime.

        The maturities of the notes are as follows:

                        December 31, 1999                         $ 73,750
                        December 31, 2000                           73,750
                        December 31, 2001                           73,750
                        December 31, 2002                           73,750
                                                                  --------
                                                                  $295,000
                                                                  ========


        In the event that the licensee opens and operates any additional retail store(s) utilizing the license (other than the original retail store) and the annual gross retail sales of any such store(s) exceeds $400,000, then the licensee shall pay the licensor (the Company) a five percent royalty on all sales in excess of the $400,000 of sales in each store. The licensee shall pay the licensor a royalty on a semi-annual basis of 3% of all mail order sales in excess of $100,000.

17. Discontinued operations:

        In 1998, the Company adopted a formal plan to close WGJ Desserts and Cafes, Inc., its New York manufacturing facility, which was done in July of 1998 and to dispose of its one remaining retail store, which was accomplished in November 1998. The New Jersey facility was unaffected and still continues to sell and manufacture.

        The sale of the final retail location resulted in a selling price of $405,000 which includes a note receivable of $295,000. The sale resulted in a gain of $321,350 which is included in other income.

         Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc.
           consisted of the following as of December 31, 1998:

                    Accounts payable                                 $  402,289
                    Loans payable                                       100,000
                    Accrued payroll                                     327,823
                    Accrued expenses                                    248,607
                    Deferred rent                                        44,349
                                                                     ----------
                                                                      1,123,068
                                                                     ----------

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

17.  Discontinued operations (continued):

                    Cash                                                45,556
                    Notes receivable                                   300,000
                    Interest receivable                                  3,633
                    Property and equipment                              35,000
                    Covenant not to compete                             37,500
                    Security deposits                                   24,498
                                                                    ----------
                                                                       446,187
                                                                    ----------
                                                                    $  676,881
                                                                    ==========

        Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the year ended December 31, 1998 and 1997 is as follows:

                                                                     1998                    1997
                                                                     ----                    ----
              Net sales                                           $1,064,856             $3,443,005

              Cost of sales                                          687,677              2,156,370
                                                                  ----------             ----------

              Gross profit                                           377,179              1,286,635

              Operating expenses                                     659,224              2,457,756
                                                                  ----------             ----------

              Net loss from operations                            (  282,045)           ( 1,171,121)
                                                                  ----------             ----------

              Settlement income                                       64,439

              Gain on sale of fixed assets                                                   10,000

              Miscellaneous expense                               (    6,863)

              Interest expense                                                          (     2,704)

              Loss on abandonment of leasehold

               improvements                                       (  143,176)

              Rental income                                                                  73,500

              Gain on sale of 82nd Street facility                   321,350

              Interest income                                          3,633                    714
                                                                  ----------             ----------
                                                                     239,383                 81,510
                                                                  ----------             ----------

              Net loss from operations                            (   42,662)           ( 1,089,611)

              Estimated loss on disposal of
               New York facility                                  (  305,066)
                                                                  ----------             ----------
                                                                 ($  347,728)           ($1,089,611)
                                                                  ==========             ==========


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

18. Other matters:

        The year 2000 issue relates to the inability of many electronic data processing (EDP) systems to accurately process year-date data beyond the year 1999. Unless year 2000 problems are remedied, significant problems relating to the integrity of all electronically processed information based on time will occur.

        Additionally, there are many other operational issues that need to be assessed, such as computer-run maintenance systems, as well as systems that may be indirectly controlled by computer by way of a chip embedded in their designs.

        The effect, if any, at this time about the problems that could occur and the costs to remedy can not be determined.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT

Information  Concerning  the  Board of  Directors  and  Executive
Officers

     The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or                                    Date of
Executive Officer,      Principal Occupation           Initial
Age and Position        For Previous Five Years        Election
Held with Company       -----------------------        as Director
----------------                                       -----------
Philip Grabow, 58,      Chief Executive Officer,       January 23, 1997
President and Director  October 1985 to January
                        1997 of JMS

Richard Fechtor, 67,    Founder of and since           July 11, 1996
Director                1974 Executive Vice
                        President of Fechtor,
                        Detwiler & Co., Inc., the
                        representative of the
                        underwriters in the Company's
                        initial public offering;
                        Director of Vascular
                        Laboratories since 1989

Raymond J. McKinstry,   Investment manager with        August 1995
50, Director            Astair & Partners,
                        Limited, a London based
                        brokerage company, 1987
                        to present

Kenneth Sitomer, 51,    Chief Operating Officer        July 1997
Director                of Sam and Libby, Inc.,
                        a publicly held company,
                        1993 to present; private
                        consultant to footwear
                        industry 1992 to March
                        1993; President and
                        Chief Executive Officer
                        of Russ Togs, Inc., a
                        publicly held company
                        listed on the New York
                        Stock Exchange, 1989 to

Name of Director or                                    Date of
Executive Officer,      Principal Occupation           Initial
Age and Position        For Previous Five Years        Election
Held with Company       -----------------------        as Director
----------------                                       -----------
                        1992.

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

Yona Abrahami, 49       Founder and President of       August 1997
Director                Chatterley


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

Executive Compensation in 1998

     The following table sets forth compensation paid to the Chief Executive Officer and to executive officers of the Company, excluding those executive officers who did not receive an annual salary and bonus in excess of $100,000 in the fiscal year ended December 31, 1997.


Name and                                            Other Annual
Principal Position     Year  Salary ($)  Bonus ($)  Compensation
------------------     ----  ----------  ---------  ------------
Philip Grabow, CEO     1998   $150,000     $0.00       $0.00

Yona Abrahami, VP      1998   $100,000     $0.00       $0.00


     No other executive officer received a salary and bonus in excess of $100,000 for the year ended December 31, 1997. The Company has not granted any stock options, stock appreciation rights or long-term incentive awards to any executive officer of the Company since its inception.

Employment Agreements

     Simultaneously with the acquisition of Chatterley, the Company entered into employment agreements with Yona Abrahami and David Abrahami. David Abrahami's contract has since been terminated. These agreements were filed as exhibits B and C respectively with the Form 8-K/A on November 17, 1997.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT??


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


Name                                       Number of       Percentage
----                                       Shares          Beneficially
                                           Beneficially    Owned(2)
                                           Owned(1)        --------
                                           ------------
Yona Abrahami(3).........................    1,100,000       21.3%

Philip Grabow(4).........................      800,000       14.6%

Richard Fechtor(5).......................      142,933        2.8%

Raymond J. McKinstry(6)..................       50,000         *

InterEquity Capital Partners, L.P.(7)....      378,390        6.8%

Kenneth Sitomer(8).......................          --          --

Karen Brenner(9).........................          --          --

Ashwin R. Shah(10).......................          500         --

Willa Abrahamson(11).....................      400,000        7.7%

Fortuna Investment Partners(12)..........      550,000        9.6%
100 Wilshire Blvd.
Suite 1500
Santa Monica, CA 90401

Baileys Family Trust.....................      606,250       10.5%

P.O. Box 9109
Newport Beach, CA 92658

All executive officers
and directors as a group                     2,097,519       19.1%
(7 persons)(14)..........................

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

(3)  Ms. Abrahami's address is c/o 20 Passaic Avenue, Fairfield, New Jersey
     07004.

(3) Mr. Grabow's business address is c/o 20 Passaic Avenue, Fairfield, New Jersey 07004. Includes 500,000 Common Shares and currently exercisable warrants to purchase an additional 300,000 shares of Common Stock. See "Certain Relationships and Related Transactions."

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

***** Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 1996, on Form 10-KSB Commission.

****** Incorporated by reference to the Company's Current Report on Form 8-K, dated September 11, 1997 and Form 8-K/A, dated November 17, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 1999.


                                      CREATIVE BAKERIES, INC.

                                      By: /s/ Philip Grabow
                                          --------------------------------
                                           Philip Grabow
                                           President and Chief
                                           Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 1999.

Signatures                         Title
                                   -----
/s/Philip Grabow                  President, Chief Executive
-------------------------         Officer/Director
Philip Grabow


/s/Ashwin R. Shah                 Chief Financial Officer
-------------------------         (Principal Accounting Officer)
Philip Grabow


-------------------------         Director
Richard Fector


/s/Raymond J. McKinstry            Director
-------------------------
Raymond J. McKinstry


/s/Kenneth Sitomer                 Director
-------------------------
Kenneth Sitomer


/s/Karen Brenner                   Director
-------------------------
Karen Brenner


/s/Yona Abrahami                   Director
-------------------------
Yona Abrahami

                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as............................... 'TM'