Form 10QSB
period 1999-03-31
CREATIVE BAKERIES INC
filed 1999-05-20
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended   March 31, 1999

                                       or

              ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939

                      For the transition period from_____________ to___________

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

                             YES  X     NO
                                 ---       ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at March 31, 1999
----------------------------------------      -----------------------------
Common Stock, par value $0.001 per share              5,107,250

                                      INDEX

Part I.  Financial information

         Item 1.   Condensed consolidated financial statements:
                   Balance sheet as of March 31, 1999                   F-2

                   Statement of operations for the three months

                   ended March 31, 1999 and 1998                        F-3

                   Statement of cash flows for the three months

                   ended March 31, 1999 and 1998                        F-4

                   Notes to condensed consolidated financial

                   statements                                       F-5 - F-13

         Item 2.   Management's discussion and analysis of
                   financial condition



Part II.  Other information

Signatures

Item 1.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET - MARCH 31, 1999
                                   (Unaudited)


                                     ASSETS
Current assets:

  Cash and cash equivalents                                       $  155,964
  Accounts receivable, less allowance for doubtful
   accounts of $16,000                                               300,709
  Loans receivable                                                    28,940
  Inventories                                                        267,125
  Prepaid expenses and other current assets                           42,614
                                                                 -----------
    Total current assets                                             795,352
                                                                 -----------
Property and equipment, net                                          700,578
                                                                 -----------
Other assets:
  Goodwill, net of amortization                                      950,625
  Security deposits                                                    5,464
                                                                 -----------
                                                                     956,089
                                                                 -----------
                                                                  $2,452,019
                                                                 ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                               $   27,299
  Notes payable, bank                                                145,241
  Loans payable, other                                                26,500
  Accounts payable                                                   515,642
  Payroll taxes payable                                              104,090
  Accrued expenses                                                   295,878
                                                                 -----------
    Total current liabilities                                      1,114,650
                                                                 -----------
Other liabilities:
  Deferred rent                                                      147,917
  Net liabilities of discontinued operations less
   assets to be disposed of                                          518,721
                                                                 -----------
                                                                     666,638
                                                                 -----------
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 2,000,000
   shares; none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued 5,291,750 shares                                     5,292
  Additional paid in capital                                      11,493,898
  Deficit                                                        (10,581,090)
                                                                 -----------
                                                                     918,100
  Common stock held in treasury, 184,500 shares                     (247,369)
                                                                 -----------
                                                                     670,731
                                                                 -----------
                                                                  $2,452,019
                                                                 ===========


            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                                 1998
                                                               1999            Restated
                                                               ----            --------
Net sales                                                    $907,435         $1,003,761

Cost of sales                                                 718,714            851,384
                                                           ----------         ----------
Gross profit                                                  188,721            152,377

Selling, general and administrative expenses                  297,106            358,064
                                                           ----------         ----------
Operating loss from continuing operations                    (108,385)          (205,687)
                                                           ----------         ----------
Other income (expenses):
  Sale of marketable securities                                 3,216
  Miscellaneous income                                         36,132
  Interest income                                               2,077              4,138
  Interest expense                                             (2,207)           (12,978)
                                                           ----------         ----------
                                                               39,218             (8,840)
                                                           ----------         ----------
Loss from continuing operations                               (69,167)          (214,527)

Discontinued operations:
  Loss from operations of New York facility
   to be disposed of                                          (29,722)          (212,719)
                                                           ----------         ----------
Net loss                                                    ($ 98,889)         ($427,246)
                                                           ==========         ==========
Earnings per common share:
  Primary and fully diluted:
    Loss on continuing operations                              ($0.01)            ($0.04)
    Loss from discontinued operations                           (0.01)            ( 0.04)
                                                           ----------         ----------
Net loss per common
 share                                                         ($0.02)            ($0.08)
                                                           ==========         ==========
Weighted average number
 of common shares
 outstanding                                                5,243,750          5,161,750
                                                           ==========         ==========




            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                                 1998
                                                             1999              Restated
                                                             ----              --------
Operating activities:
  Loss from continuing operations                          ($69,167)          ($214,527)
  Adjustments to reconcile income from
   continuing operations to cash provided from
   continuing operations:
     Depreciation                                            28,806              33,751
     Amortization                                            20,228              20,223
     Gain on sale of marketable securities                   (3,216)
   Changes in other operating assets and liabilities
    from continuing operations:
     Accounts receivable                                    (38,233)             38,110
     Inventory                                              (31,533)             72,012
     Prepaid expenses and other current assets               (1,055)             10,650
     Security deposits                                                          (22,989)
     Accounts payable                                        (9,998)             10,013
     Accrued expenses and other current liabilities         148,386            (260,300)
     Deferred rent                                           (3,421)             (9,259)
                                                            --------           --------
     Net cash provided by (used in) operating
      activities                                             40,797            (322,316)
     Net cash provided by (used in) discontinued
      operations                                           (187,882)            160,283
                                                           --------            --------
     Net cash used in operating activities                 (147,085)           (162,033)
                                                           --------            --------
Investing activities:
  Proceeds from sale of marketable securities                 4,533
  Purchase of property and equipment                         (7,170)
                                                           --------
     Net cash used in investing activities                   (2,637)
                                                           --------
Financing activities:
  Proceeds from issuance of common stock and
   warrants                                                 187,500
  Payment of debt                                           (11,440)            (18,922)
                                                           --------            --------
     Net cash provided by (used in) financing
      activities                                            176,060             (18,922)
                                                            --------          --------
Net increase (decrease) in cash and cash
 equivalents                                                 26,338            (180,955)
Cash and cash equivalents, beginning of period              129,626             479,312
                                                           --------            --------
Cash and cash equivalents, end of period                   $155,964            $298,357
                                                           ========            ========
Supplemental disclosures:
  Cash paid during the period:
    Interest paid during the period
      Continuing operations                                $  2,207            $  4,138
                                                           ========            ========
      Discontinued operations                              $      0            $      0
                                                           ========            ========





            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1998 included in its Annual Report filed on Form 10-KSB.

2.      Principles of consolidation:

        The consolidated financial statements of Creative Bakeries, Inc. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of J.M. Specialties, Inc. and WGJ Desserts and Cafes, Inc. are included as the subsidiaries of Creative Bakeries, Inc. Financial statements have been restated as of March 31, 1998 to reflect the discontinuation of the operations of WGJ Desserts, Inc. (see Note 15)

3.      Acquisition of J.M. Specialties, Inc.:

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

3.      Acquisition of J.M. Specialties, Inc. (continued):

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
                                                                --------
                                                                                    222,545
                                                                                 ----------
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
                                                                                 ----------
                                                                                 $2,160,000
                                                                                 ==========


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.      Acquisition of J.M. Specialties, Inc. (continued):

        Under the terms of its agreement with InterEquity Capital Partners, L.P., the Company reserved 185,682 shares of its common stock for issuance under the warrant. Management ascribed a fair value of $1.10 per common share.

4.      Acquisition of Chatterly Elegant Desserts, Inc.:

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
                                                                               ========


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.      Property and equipment:

        The following is a summary of property and equipment at March 31, 1999:


                    Baking equipment                     $1,427,719
                    Furniture and fixtures                   76,813
                    Leasehold improvements                  180,422
                                                         ----------
                                                          1,684,954
                    Less:  Accumulated depreciation
                            and amortization                984,376
                                                         ----------
                                                         $  700,578
                                                         ==========

6.      Intangible assets:

        The excess cost over the fair value of the net assets acquired from J.M. Specialties, Inc. aggregated $1,213,545. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $20,228 in 1999 and 1998.

7.      Deferred rent:

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

8.      Common stock:

        In January 1999, the Company issued 150,000 of its common stock at $1.25 for total proceeds of $187,500.

        In January 1999, the Company issued 40,000 of its common shares in lieu of payment of a note amounting to $100,000 held by a former shareholder.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.      Commitments and contingencies:

        Employment agreements:

        In conjunction with the purchase of Chatterly Elegant Desserts, Inc., The Company entered into an employment agreement with a former employee of Chatterly. The agreement covers a three year period commencing upon the transfer of the Company's shares to the seller of Chatterly on September 1, 1997. In the first year of the contract the employee is to receive warrants to purchase 20,000 shares of the Company's common stock at $2.50 per share. In the second two years of the agreement, the employee is to receive an annual salary of $150,000 per year. The Company has not recognized compensation on the granting of warrants to this employee since the fair value of the warrants is less than the exercise price. As of February 1998, this employee resigned and the employment agreement, according to management, has been terminated. This debt was settled in January of 1999 with the issuance of 40,000 of the Company's shares in complete satisfaction of the amount due of $100,000.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.     Long-term debt:

        Equipment with a cost of $197,000 has been pledged as collateral on a note payable in monthly installments of $2,909, including interest. The notes carry interest varying rates of 10.30% to 17.87% and mature between 1998 and 2000.

        The total future annual payments as of March 31, 1999 are as follows:


                           March 31, 2000                $27,299
                                                         =======

11.     Earnings per share:

        Primary earnings per share is computed based in the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods issued after December 15, 1997, entities with a loss from continuing operations, the exercise of any potential shares increases the number of shares outstanding and results in a lower loss per share. Thus, potential issuances are excluded from the calculation of earnings per share. These common stock purchase warrants amounted to 2,485,000 in 1999 and 1998.

        Reconciliation of shares used in computation of earnings per share:

                                                                  1999               1998
                                                                  ----               ----
               Weighted average of shares actually
                 outstanding                                   5,243,750          5,161,750
               Common stock purchase warrants
                                                               ---------          ---------
               Primary and fully diluted weighted
                 average common shares outstanding             5,243,750          5,161,750
                                                               =========          =========


12.     Inventories:


        Inventories consist of the following:

                        Raw materials                   $ 93,494
                        Finished goods                    74,795
                        Packaging supplies,
                         labels, etc.                     98,836
                                                        --------
                                                        $267,125
                                                        ========


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.     Supplemental schedule of non-cash investing and financing activities:

                                                               1999             1998
                                                               ----             ----
            Common shares issued in consideration
              of legal, consulting fees and other
              obligations                                    $100,000
                                                             --------         --------
                                                             $100,000         $      0
                                                             ========         ========

14.     Note receivable:

        On November 3, 1998, the Company sold its one remaining retail facility for $405,000 which represented disposition of equipment and a license to sell under the "William Greenberg, Jr. Desserts and Cafes" name. The agreement called for a cash down payment of $110,000 with the remainder being paid on a note receivable due in semi-annual installments of $36,875 plus interest at prime.

        The maturities of the notes are as follows:


                        March 31, 2000               $ 73,750
                        March 31, 2001                 73,750
                        March 31, 2002                 73,750
                        March 31, 2003                 73,750
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

15.     Discontinued operations:

        In 1998, the Company adopted a formal plan to close WGJ Desserts and Cafes, Inc., its New York manufacturing facility, which was done in July of 1998 and to dispose of its one remaining retail store, which was accomplished in November 1998. The New Jersey facility was unaffected and still continues to sell and manufacture.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.     Discontinued operations (continued):

        The sale of the final retail location resulted in a selling price of $405,000 which includes a note receivable of $295,000. The sale resulted in a gain of $321,350.

        Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc.
         consisted of the following as of March 31, 1999:


                    Accounts payable                     $394,785
                    Accrued payroll                       303,084
                    Accrued expenses                      222,775
                    Deferred rent                          42,652
                                                         --------
                                                          963,296
                                                         --------
                    Cash                                   45,556
                    Notes receivable                      299,000
                    Interest receivable                     9,271
                    Property and equipment                 35,000
                    Covenant not to compete                31,250
                    Security deposits                      24,498
                                                         --------
                                                          444,575
                                                         --------
                                                         $518,721
                                                         ========



        Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the three months ended March 31, 1999 and 1998 is as follows:

                                                          1999              1998
                                                          ----              ----
              Net sales                                                   $366,041

              Cost of sales                                                163,270
                                                                          --------
              Gross profit                                                 202,771

              Operating expenses                          $35,360          272,317
                                                          -------         --------
              Loss from operations                        (35,360)         (69,546)

              Loss on abandonment of leasehold
               improvements                                                143,173

              Interest income                               5,638
                                                          --------        --------
              Net loss from discontinued operations      ($29,722)       ($212,719)
                                                          ========        ========


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.     Other matters:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

General:

In order to concentrate on the wholesale end, the company has been downsizing its retail operations since 1997. Four stores were shut down as of December 1997. In March '98 the Company closed its operations at the Macy's location. In June '98 the Company closed its commissary at 47th street after entering into a co-packing arrangement with JMJ Baking Corp.

In early November 1998 the Company sold its only remaining retail store on Madison Ave., thus completing its exit from direct involvement in retailing.

The buyer has purchased:

1. The Madison Avenue Store

2. The license to open additional stores on which the Company will get royalty and

3. A 50% stake in the wholesale and mail order business.

At March 31, 1999 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $7,100,000 which can be used to reduce the tax on income up to that amount through the year 2011.

b. Results of Operations (continuing ) for three months ending March 31, 1999 vs. three months ended March 31, 1998:

The Company's consolidated revenues aggregated $907,435 vs. $1,003,761. The cost of goods sold was $718,714 vs. $851,384. Operating expenses were $297,106 vs. $358,064. As a result, the loss from operations for the first quarter 1999 and 1998 was $108,385 and $205,687 respectively. The reduction in sales was mainly due to the retrenchment in the retail division. The related much steeper reduction in operating expenses was due to the restructuring at the WGJ Subsidiary with the resultant cost savings.

The net interest expense for the quarter was $2,207.

The resulting net loss aggregated $69,167 for 1999 ($.01) per share and $214,527 for 1998 ($.04) per share.

Net loss from discontinued operations was 29,722 for 1999 ($0.01) per share vs. 212,719 for 1998 ($0.04) per share.

Batter Bake-Chatterley Inc., (the BBC subsidiary) offers a line of batter and frozen finished cakes, muffins, tart shells and other desserts. BBC's financial records and affairs are kept separate from the parent but included in the consolidated financial statements at March 31, 1999 and 1998.

c.       Plan of Operation:

Exit from Retail Operations:

After analyzing the Company's retail operations, management concluded that the unprofitable retail division was diverting management's attention away from pursuing profitable opportunities in the Company's other division.

Therefore, by December 31, 1997, the company closed down four of its six stores. A fifth store, in Macy's cellar was taken over by Ferrara Bakery from April 1, 1998. The commissary was closed down on June 30, 1998 and the last remaining store on Madison Avenue was sold in early November, 1998.

The Company retains a 50% stake in the Wholesale and Mail Order Business which it will develop jointly with the new owners.

Since there was no justification to maintain the commissary, the Company entered into a co-packing arrangement with JMJ Baking Corp. to supply the product at the same high quality standard. In order to assure the quality, JMJ has employed Greenberg's bakers and has agreed to use only Greenberg's recipes.

In connection with the restructuring plan, management has written down property & equipment as of March 31, 1999 to approximately $35,000. The Company had charged 1996 with a $450,000 provision for actions aimed at restructuring the Company, of which $369,459 was actually incurred as of March 31, 1999. This charge mainly comprises write down of leasehold improvements on stores that have been closed down, provisions for lease obligations on certain retail stores, and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be burdened with the amortization, depreciation or expense of these costs.

We took a step back at the retail end in order to move forward. We are now at a point where we have minimized the losses and are pursuing ways of growing the business profitably.

Wholesale Operations:

The next phase in the company's plan of action is to build up the wholesale end of its business with fewer but profitable products. This process includes the following:

Calling on supermarket headquarters and chain restaurant accounts. Brokers have been appointed and sales calls and visits are being made.

Continue to expand the fat free product line targeting existing as well as new customers and

Enter into co-packing arrangements whereby the company would introduce private label products of other bakery operations.

Liquidity and Capital Resources:

Since its inception the Company's only source of working capital has been the $8,642,500 received from the issuance of its securities.

In June 1995, the Company issued 180,000 shares of common stock to unrelated parties for $600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the acquisition of Greenberg's- L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. During January 1997 the Company received net proceeds of $1,747,500 from the private placement of 1,875,500 common stock purchase warrants at $1.10 per warrant. During October 1997 the Company received net proceeds of $883,000 from the exercise of a portion of these common stock warrants. During January 1999, the Company received a further $187,500 from the exercise of another 150,000 of these warrants. Of the $5,700,000 proceeds from the aforementioned stock sales:
(i) $2,125,000 was issued to repay the InterEquity debt including interest; (ii) $2,615,000 was used in operations; (iii) $765,000 was used to purchase property, equipment and leaseholds; and (iv) $195,000 was used for general corporate purposes. The $1,650,000 proceeds from the private placement warrants was used to acquire JMS. Of the $1,071,000 proceeds from the exercise of warrants $325,000 was used for consolidation and merger of JMS and Chatterley and the balance is being used for corporate purposes and to fund new business.

As of March 31, 1999, the Company (continuing operations) has a negative working capital of approximately $319,298 as compared to a negative working capital of $1,306,004 at March 31, 1998.

During 1997 and 1998 Management took actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. Pursuant to the restructuring a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated and an exit strategy out of retailing was completed.

As a result of the new strategy and concentration on growing Batter Bake-Chatterley, revenues have been increased. The Company has secured approximately $1,000,000.00 in new annualized business and estimates an additional $800,000 in annualized sales starting in June 1999.

As announced the company is negotiating a merger with Paramark Corporation.

                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 1999.


                                    CREATIVE BAKERIES, INC.

                                    By: /s/ Philip Grabow
                                        --------------------------
                                        Philip Grabow
                                        President and Chief
                                        Executive Officer


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 20, 1999.



Signatures                                       Title
----------                                       -----
                                                 President, Chief Executive
/s/ Philip Grabow                                Officer/Director
----------------------
Philip Grabow

                                                 Chief Financial Officer
/s/ Ashwin R. Shah                               (Principal Accounting Officer)
----------------------
Ashwin R. Shah


                                                 Director
----------------------
Richard Fector


/s/ Raymond J. McKinstry                         Director
----------------------
Raymond J. McKinstry


/s/ Kenneth Sitomer                              Director
----------------------
Kenneth Sitomer


/s/ Karen Brenner                                Director
----------------------
Karen Brenner


/s/ Yona Abrahami                                Director
----------------------
Yona Abrahami
