Form 10QSB
period 1999-06-30
CREATIVE BAKERIES INC
filed 1999-08-16
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                   FORM 10-QSB


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999
                                        --------------

                                       or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939

          For the transition period from              to
                                         -------------  -------------

Commission File Number: 1-13984
                        -------

                             CREATIVE BAKERIES, INC.
        (Exact name of small business issuer as specified in its charter)

          New York                              22-3576940
-------------------------------            ---------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


                                    20 Passaic Avenue, Fairfield, NJ  07004
                                    ---------------------------------------
                                    (Address of principal executive offices)


Issuer's telephone number, including area code:                                (973) 808-9292
                                                                                -------------
Former name:  William Greenberg Jr. Desserts and Cafes, Inc.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes X   No
                                                      ---    ---


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

      Class                                        Outstanding at June 30, 1999
---------------------                              ----------------------------
Common Stock, par value $0.001
per share                                                    5,120,750

                                      INDEX

Part I.  Financial information

              Item 1.       Condensed consolidated financial statements:

                            Balance sheet as of June 30, 1999                            F-2

                            Statement of operations for the six and three
                            months ended June 30, 1999 and 1998                          F-3

                            Statement of cash flows for the six months
                            ended June 30, 1999 and 1998                                 F-4

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

              Item 3.       Legal proceedings


Part II.  Other information


Signatures

                           CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEET - JUNE 30, 1999
                                          (Unaudited)


                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                        $   209,352
  Accounts receivable, less allowance for doubtful
   accounts of $16,000                                                                 395,748
  Loans receivable                                                                      22,595
  Inventories                                                                          180,277
  Prepaid expenses and other current assets                                             42,412
                                                                                   -----------
    Total current assets                                                               850,384
                                                                                   -----------

Property and equipment, net                                                            680,398
                                                                                   -----------
Other assets:
  Goodwill, net of amortization                                                        930,397
  Security deposits                                                                      5,464
                                                                                   -----------
                                                                                       935,861
                                                                                   -----------
                                                                                   $ 2,466,643
                                                                                   ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Note payable                                                                     $    18,572
  Notes payable, bank                                                                  145,241
  Loans payable, other                                                                  29,042
  Accounts payable                                                                     532,333
  Payroll taxes payable                                                                 74,082
  Accrued expenses                                                                     250,864
                                                                                   -----------
    Total current liabilities                                                        1,050,134
                                                                                   -----------
Other liabilities:
  Deferred rent                                                                        144,491
  Net liabilities of discontinued operations less
   assets to be disposed of                                                            527,380
                                                                                   -----------
                                                                                       671,871
                                                                                   -----------
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 2,000,000
   shares; none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued 5,305,250 shares                                                       5,305
  Additional paid in capital                                                        11,505,697
   Deficit                                                                         (10,518,995)
                                                                                   -----------
                                                                                       992,007
  Common stock held in treasury, 184,500 shares                                       (247,369)
                                                                                   -----------
                                                                                       744,638
                                                                                   -----------
                                                                                   $ 2,466,643
                                                                                   ===========

            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)




                                                     Six Months                          Three Months
                                                    Ended June 30,                       Ended June 30,
                                            ------------------------------       -----------------------------
                                                                    1998                               1998
                                                1999              Restated           1999            Restated
                                            -----------        -----------       -----------      ------------
Net sales                                    $2,036,252         $1,959,341        $1,128,817       $  955,580

Cost of sales                                 1,611,200          1,646,774           892,486          795,390
                                            -----------         ----------       -----------       ----------
Gross profit                                    425,052            312,567           236,331          160,190

Selling, general and administrative
 expenses                                       529,842            614,680           232,736          256,616
                                            -----------         ----------       -----------       ----------
Income (loss) from continuing
 operations                                   (104,790)          (302,113)             3,595          (96,426)
                                            -----------         ----------       -----------       ----------

Other income (expenses):
  Sale of marketable securities                  3,216
  Miscellaneous income                           42,345             34,180             6,213           34,180
  Interest income                                 4,248              6,961             2,171            2,823
  Interest expense                               (5,629)           (18,829)           (3,422)          (5,851)
                                            -----------         ----------       -----------       ----------
                                                 44,180             22,312             4,962           31,152
                                            -----------         ----------       -----------       ----------

Income (loss) from continuing
 operations                                     (60,610)          (279,801)            8,557          (65,274)

Discontinued operations:
  Income (loss) from operations of
   New York facility to be disposed of           23,815           (282,211)           53,537          (69,492)
                                            -----------         ----------       -----------       ----------

Net income (loss)                              ($36,795)         ($562,012)          $62,094        ($134,766)
                                            ===========         ==========       ===========       ==========

Earnings per common share:
  Primary and fully diluted:
    Income (loss) on continuing
     operations                                 ($0.01)            ($0.05)            $0.00            ($0.01)
    Income (loss) from discontinued
     operations                                  $0.00              (0.05)             0.01             (0.01)
                                            -----------         ----------       -----------       ----------

Net income (loss) per common share              ($0.01)            ($0.10)            $0.01            ($0.02)
                                            ===========         ==========       ===========       ==========

Weighted average number of common
 shares  outstanding                         5,241,360          5,173,352         5,304,508         5,184,826
                                            ===========         ==========       ===========       ==========


            See notes to condensed consolidated financial statements.
                                                                             F-3

                                   CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                  (Unaudited)

                                                                                        1998
                                                                          1999        Restated
                                                                       ----------    ------------
Operating activities:
  Loss from continuing operations                                       ($60,610)     ($279,801)
  Adjustments to reconcile income from
   continuing operations to cash provided from
   continuing operations:
     Depreciation                                                         58,045         87,321
     Amortization                                                         40,456         40,456
     Compensatory element of issuance of warrants                                         1,023
     Gain on sale of marketable securities                                 3,216
   Changes in other operating assets and liabilities
    from continuing operations:
     Accounts receivable                                                (133,272)        73,741
     Inventory                                                            55,315         89,236
     Prepaid expenses and other current assets                             6,810        (98,038)
     Security deposits                                                                   17,871
     Accounts payable                                                      8,760         14,273
     Accrued expenses and other current liabilities                       77,229        (84,027)
     Deferred rent                                                        (6,847)       (18,519)
                                                                        --------       --------

     Net cash provided by (used in) operating
      activities                                                          49,102       (156,464)
     Net cash used in discontinued operations                           (125,686)       (49,797)
                                                                        --------       --------

     Net cash used in operating activities                               (76,584)      (206,261)
                                                                        --------       --------

Investing activities:
  Proceeds from sale of marketable securities                              4,533
  Purchase of property and equipment                                     (16,229)       (10,598)
                                                                        --------       --------

     Net cash used in investing activities                               (11,696)       (10,598)
                                                                        --------       --------

Financing activities:
  Proceeds from issuance of common stock and
   warrants                                                              187,500        112,000
  Payment of debt                                                        (19,494)       (64,059)
                                                                        --------       --------

     Net cash provided by financing activities                           168,006         47,941
                                                                        --------       --------

Net increase (decrease) in cash and cash
 equivalents                                                              79,726       (168,918)

Cash and cash equivalents, beginning of period                           129,626        479,312
                                                                        --------       --------

Cash and cash equivalents, end of period                                $209,352       $310,394
                                                                        ========       ========

Supplemental disclosures:
  Cash paid during the period:
    Interest paid during the period
      Continuing operations                                             $  5,629       $ 18,348
                                                                        ========       ========
      Discontinued operations                                           $      0       $      0
                                                                        ========       ========


            See notes to condensed consolidated financial statements.
                                                                             F-4

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1998 included in its Annual Report filed on Form 10-KSB.


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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



3.   Summary of significant accounting policies:

     Principles of consolidation:

    The consolidated financial statements of Creative Bakeries, Inc. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. Financial statements have been restated as of June 30, 1998 to reflect the discontinuation of the operations of WGJ Desserts, Inc. (see Note 15)

    Cash and cash equivalents:
     Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

    Inventories:
     Inventories are stated at the lower of cost or market. Market is considered at net realizable value.

    Per share amounts:
     Net earnings per share are calculated by dividing net earnings by the weighted average shares of common stock of the Company and weighted average of common stock equivalents outstanding for the period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The Company uses the treasury stock method in its treatment of stock options.

    Property and equipment:
     Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the following useful lives.

                                                          Years
                                                          -----
                  Manufacturing                            5-20
                  Furniture and fixtures                   7-20
                  Other equipment                          5-14
                  Buildings and improvements              10-50
                  Automotive equipment                      5


    Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

    Income taxes:
     The Company has elected to file a consolidated corporate income tax return with its subsidiaries. For tax reporting purposes, the Company uses certain accelerated depreciation methods which may create timing differences between book and tax income. Deferred income taxes will be reflected for these timing differences.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



3.   Summary of significant accounting policies (continued):

     Deferred taxation:
      Provision is made by the liability method for taxation deferred in respect of all timing differences. Deferred tax benefit is recognized only when there is reasonable assurance of realization.

     Allowance for doubtful accounts:
      An allowance for doubtful accounts has been established based on management's review of the outstanding accounts receivable balance and their determination of possible uncollectible accounts.

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


4.   Inventories:

     Inventories consist of the following:

                        Raw materials                                        $ 65,765
                        Finished goods                                         49,360
                        Packaging supplies,
                         labels, etc.                                          65,152
                                                                             --------
                                                                             $180,277
                                                                             ========


5.   Note receivable:

     On November 3, 1998, the Company sold its one remaining retail facility for $405,000 which represented disposition of equipment and a license to sell under the "William Greenberg, Jr. Desserts and Cafes" name. The agreement called for a cash down payment of $110,000 with the remainder being paid on a note receivable due in semi-annual installments of $36,875 plus interest at prime.

     The maturities of the notes are as follows:

                        June 30, 2000                                        $ 73,750
                        June 30, 2001                                          73,750
                        June 30, 2002                                          73,750
                        June 30, 2003                                          36,875
                                                                             --------
                                                                             $258,125
                                                                             ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Note receivable (continued):

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


6.   Property and equipment:

     The following is a summary of property and equipment at June 30, 1999:

                    Baking equipment                          $1,443,028
                    Furniture and fixtures                        78,864
                    Leasehold improvements                       180,422
                                                              ----------
                                                               1,702,314
                    Less:  Accumulated depreciation
                            and amortization                   1,021,916
                                                              ----------
                                                              $  680,398
                                                              ==========


7.   Intangible assets:

     The excess cost over the fair value of the net assets acquired from J.M.
      Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $40,456 in 1999 and 1998.



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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.   Common stock:

     In January 1999, the Company issued 150,000 of its common stock at $1.25 for total proceeds of $187,500.

     In January 1999, the Company issued 40,000 of its common shares in lieu of payment of a note amounting to $100,000 held by a former shareholder.

     In May 1999, the Company issued 13,500 of its common shares in lieu of payment of compensation amounting to $11,812 to a former director.



10.  Notes payable:

     Equipment with a cost of $197,000 has been pledged as collateral on a note payable in monthly installments of $2,909, including interest. The notes carry interest varying rates of 10.30% to 17.87% and mature between 1998 and 2000.

     The total future annual payments as of June 30, 1999 are as follows:

                  June 30, 1999                              $18,572
                                                             =======


11.  Commitments and contingencies:

     J.M. Specialties:

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

     Chatterly Elegant Desserts, Inc.:

     In connection with the acquisition of Chatterly Elegant Desserts, Inc., the Company entered into an agreement with the selling shareholder for a two year period commencing September 1, 1997. The agreement calls for an annual salary of $100,000 to be paid to such shareholder.

     Litigation matters:

     The Company and its subsidiary, WGJ Desserts, Inc., have been named as defendants in an action entitled Bacal v Creative Bakeries, Inc. which was filed in the Supreme Court of the State of New York for the County of New York. The complaint in the action alleges that defendants Edmund Abramson, currently a director of the Company and Willa Abramson, who resigned as a director in 1996, allegedly acting on behalf of the Company and Greenberg, entered into an agreement with plaintiff, Murray Bacal, whereby Mr. Bacal would purchase warrants for common stock of the Company and that the Abramson's agreed to repurchase the warrants for the same price at which they were originally sold to him, plus out of pocket expenses. As a consequence, the complaint seeks $131,500 in compensatory damages and $1,000,000 in punitive damages. On December 14, 1998, the Company moved by order to show cause to dismiss the complaint in its entirety as against the Company based on the fact that the action involves a private transaction between the plaintiff and the Abramson's, and the complaint fails to state a cause of action against Creative Bakeries, Inc. After a full briefing and oral argument, the papers were taken by the court on submission and the Company is awaiting a ruling on that motion. On summary judgement, the case was dismissed against the company.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     12.  Earnings per share:


                                                                    1999         1998
                                                                  ---------   ---------
               Weighted average of shares actually
                 outstanding                                      5,271,360   5,173,352

               Common stock purchase warrants
                                                                  ---------   ---------
               Primary and fully diluted weighted
                 average common shares outstanding                5,271,360   5,173,352
                                                                  =========   =========


     The conversion of the common stock warrants was not assumed as the effect would be anti-dilutive.



13.  Supplemental schedule of non-cash investing and financing activities:


                                                                    1999       1998
                                                                  --------    ------
               Common shares issued in consideration
                 of legal, consulting fees and other
                 obligations                                      $111,812
                                                                  --------    --------
                                                                  $111,812    $      0
                                                                  ========    ========


14.  Discontinued operations:

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



14.  Discontinued operations (continued):

     Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc.
      consisted of the following as of June 30, 1999:


                    Accounts payable                    $283,713
                    Accrued payroll                      303,084
                    Accrued expenses                     249,354
                    Deferred rent                         40,954
                                                        --------
                                                         877,105
                                                        --------

                    Notes receivable                     260,125
                    Interest receivable                    5,102
                    Property and equipment                35,000
                    Covenant not to compete               25,000
                    Security deposits                     24,498
                                                        --------
                                                         349,725
                                                        --------

                                                        $527,380
                                                        ========


     Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the six months ended June 30, 1999 and 1998 is as follows:


                                                             1999                   1998
                                                           --------               --------
              Net sales                                                           $705,410

              Cost of sales                                                        367,979
                                                                                  --------
              Gross profit                                                         337,431

              Operating expenses                            $66,181                476,465
                                                            -------               --------
              Loss from operations                          (66,181)              (139,034)

              Loss on abandonment of leasehold
               improvements                                                        143,177

              Settlement income                              79,065

              Interest income                                10,931
                                                            -------                --------
              Net income (loss) from discontinued
               operations                                   $23,815               ($282,211)
                                                            =======                ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



15.  Other matters:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

General:

Our plan for restructuring the company is well under way. The commissary along with unprofitable retail stores have been closed. In November 1998 the Company sold its remaining retail store on Madison Ave., thus completing its exit from direct involvement in retailing.

The buyer purchased:
1. The Madison Avenue Store
2. The license to open additional stores from which the Company stands to earn royalty and
3. A 50% stake in the wholesale and mail order business.

Plans call for leveraging the William Greenberg brand through licensing agreements and expanding the Batter Bake-Chatterley wholesale business by penetrating new areas and introducing new products.

At June 30, 1999 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $7,100,000 which can be used to reduce the tax on income up to that amount through the year 2011.

b. Results of Operations (continuing) for three months ending June 30, 1999 vs. three months ended June 30, 1998:

The Company's consolidated revenues aggregated $1,128,817 in the 2nd quarter 1999 vs. $955,580 in the second quarter 1998. The cost of goods sold was $892,486 vs. $795,390. Operating expenses were $232,736 vs. $256,616. As a result, the gain from operations for the 2nd quarter 1999 was $3,595 vs. a loss in the 2nd quarter of 1998 of $96,426. The turnaround from net operating loss to net operating gain was due to better margins and lower operating expenses.

The net interest expense for the 2nd quarter was $3,422. The resulting net gain aggregated $62,094 for 2nd quarter 1999 or $.01 per share vs. a net loss of $65,274 for the 2nd quarter 1998 or ($.01) per share.

Net income from discontinued operations was 53,537 for 2nd quarter 1999 or $0.01 per share vs. net loss of 69,492 for 2nd quarter 1998 or ($0.01) per share.

Batter Bake-Chatterley Inc., (the BBC subsidiary) offers a line of batter and frozen finished cakes, muffins, tart shells and other desserts. BBC's financial records and affairs are kept separate from the parent but included in the consolidated financial statements at June 30, 1999 and 1998.



c. Plan of Operation

Exit from Retail Operations:

After analyzing the Company's retail operations, management concluded that the unprofitable retail division was diverting its attention away from pursuing profitable opportunities in the Company's other division. Therefore, by December 31, 1997, the company closed down four of its six stores. A fifth store, in Macy's cellar was taken over by Ferrara Bakery from April 1, 1998. The commissary was closed down on June 30, 1998 and the last remaining store on Madison Avenue was sold in November 1998.

The Company retains a 50% stake in the Wholesale and Mail Order business, which it will develop jointly with the new owners.

Under the licensing agreement, a second Greenberg retail store is scheduled to open in August 1999.

The company will earn royalties on sales exceeding $400,000 in any new store.

The company has also signed a licensing agreement with Stone American Marketing and meetings were held to explore licensing the William Greenberg name with a major department store chain. This arrangement allows us to increase revenue and profits without incurring the expenses normally associated with opening and operating stores.

In connection with the restructuring plan, management has written down property & equipment as of June 30, 1999 to approximately $35,000. The Company had charged 1996 with a $450,000 provision for actions aimed at restructuring the Company, of which $369,459 was actually incurred as of June 30, 1999. This charge mainly comprises write down of leasehold improvements on stores that have been closed down, provisions for lease obligations on certain retail stores, and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be burdened with the amortization, depreciation or expense of these costs.

We have turned the corner in the current quarter. The new management's strategies have not only stemmed the losses but have finally steered the company into a profitable mode.

Wholesale Operations:

The next phase in the company's plan of action is to build up the wholesale end of its business with fewer, newer and more profitable products. This process includes the following:

Calling on supermarket headquarters and chain restaurant accounts. Brokers have been appointed and sales calls and visits are being made.

Continue to expand the fat free and sugar free product line targeting existing as well as new customers; and

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

As of June 30, 1999, the Company (continuing operations) has a negative working capital of approximately $199,750 as compared to a negative working capital of $111,015 at June 30, 1998.

 During 1997 and 1998 Management took actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency.

Pursuant to the restructuring, a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated and an exit strategy out of retailing was completed.

The Company is continuing to seek new and profitable avenues of growth during 1999. As a result of the new strategy and concentration on growing Batter Bake-Chatterley, there has been an increase in new business. The Company has secured approximately $1000,000 in new annualized business from a national supermarket chain for which it started producing in June 1999. Another $800,000 in annualized business will begin for a fund raising company starting September 1999. This is a seasonal business to be delivered between September and December.

Reception to our new mini cakes has been overwhelming. The company has already obtained confirmed orders in excess of $250,000 for the next five weeks. Future plans call for producing these products sugar free for people on special diets.

The Company will continue to seek out potential candidates for mergers or acquisition that meet its specific needs.

                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 1999.


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
