Form 10QSB
period 1999-09-30
CREATIVE BAKERIES INC
filed 1999-11-19
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

          or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939

     For the transition period from ______________________ to___________________

Commission File Number: 1-13984

                             CREATIVE BAKERIES, INC.
        (Exact name of small business issuer as specified in its charter)


          New York                              22-3576940
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)

                     20 Passaic Avenue, Fairfield, NJ 07004
                    (Address of principal executive offices)

Issuer's telephone number, including area code:                (973) 808-9292
                                                               ---------------

Former name:  William Greenberg Jr. Desserts and Cafes, Inc.

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES X   NO

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                         Outstanding at September 30, 1999
------------------------------            ----------------------------------
Common Stock, par value $0.001
per share                                             5,090,750



                                      INDEX

Part I. Financial information

Item 1. Condensed consolidated financial statements:

        Balance sheet as of September 30, 1999                                       F-2

        Statement of operations for the nine and three months ended  September
        30, 1999 and 1998                                                            F-3

        Statement of cash flows for the nine months ended  September  30, 1999
        and 1998                                                                     F-4

        Notes to condensed consolidated financial statements                      F-5 - F-12

Item 2. Management's discussion and analysis of financial condition

Item 3. Legal proceedings

Part II.  Other information

Signatures


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 1999
                                   (Unaudited)



                                     ASSETS

 Current assets:
   Cash and cash equivalents                                                   $    207,515
   Accounts receivable, less allowance for doubtful
    accounts of $16,000                                                             356,378
   Loans receivable                                                                  22,595
   Inventories                                                                      254,907
   Prepaid expenses and other current assets                                         39,622
                                                                               ------------
     Total current assets                                                           881,017
                                                                               ------------

 Property and equipment, net                                                        706,460
                                                                               ------------
 Other assets:

   Goodwill, net of amortization                                                    930,397
   Security deposits                                                                  5,464
                                                                               ------------
                                                                                    935,861
                                                                               ------------
                                                                               $  2,523,338
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

   Note payable                                                                $     20,694
   Notes payable, bank                                                              142,240
   Loans payable, other                                                              18,369
   Accounts payable                                                                 566,912
   Payroll taxes payable                                                             58,810
   Accrued expenses                                                                 274,931
                                                                               ------------
     Total current liabilities                                                    1,081,956
                                                                               ------------
 Other liabilities:

   Long-term debt, net of current portion                                            29,715
   Deferred rent                                                                    141,067
   Net liabilities of discontinued operations less
    assets to be disposed of                                                        556,286
                                                                               ------------
                                                                                    727,068
                                                                               ------------
 Stockholders' equity:

   Preferred stock, $.001 par value, authorized 2,000,000 shares; none issued

   Common stock, $.001 par value, authorized 10,000,000

    shares, issued 5,305,250 shares                                                   5,305
   Additional paid in capital                                                    11,463,697
   Deficit                                                                      (10,490,069)
                                                                               ------------
                                                                                    978,933

   Common stock held in treasury, 214,500 shares                                   (264,619)
                                                                               ------------
                                                                                    714,314
                                                                               ------------

                                                                               $  2,523,338
                                                                               ============

See notes to condensed consolidated financial statements.

                                F-2









                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                         Nine Months                            Three Months
                                                                     Ended September 30,                    Ended September 30,
                                                                                      1998                                   1998
                                                                  1999              Restated             1999              Restated
                                                                  ----              --------             ----              --------
Net sales                                                      $ 3,235,709        $ 2,843,752        $ 1,199,457        $   884,411

Cost of sales                                                    2,655,469          2,324,661          1,044,269            677,887
                                                               -----------        -----------        -----------        -----------
Gross profit                                                       580,240            519,091            155,188            206,524

Selling, general and administrative
 expenses                                                          671,041            870,920            141,199            256,240

Loss before other income (expenses)

 and discontinued operations                                       (90,801)          (351,829)            13,989            (49,716)
                                                               -----------        -----------        -----------        -----------

Other income (expenses):
  Sale of marketable securities                                      3,216
  Miscellaneous income                                              47,976             43,733              5,631              9,553
  Interest income                                                    6,219              8,587              1,971              1,626
  Interest expense                                                 (12,505)           (23,489)            (6,876)            (4,660)
                                                               -----------        -----------        -----------        -----------
                                                                    44,906             28,831                726              6,519
                                                               -----------        -----------        -----------        -----------

Loss from continuing operations                                    (45,895)          (322,998)            14,715            (43,197)

Discontinued operations:
  Income (loss) from operations of
   New York facility to be disposed of                              (3,974)          (238,185)           (27,789)            44,026
                                                               -----------        -----------        -----------        -----------

Net income (loss)                                              ($   49,869)       ($  561,183)       ($   13,074)       $       829
                                                               ===========        ===========        ===========        ===========

Earnings per common share:
  Basic and fully diluted:
    Income (loss) on continuing
     operations                                                ($     0.01)       ($     0.06)       ($     0.00)       ($     0.01)
    Income (loss) from discontinued
     operations                                                $      0.00              (0.05)             (0.00)              0.01
                                                               -----------        -----------        -----------        -----------
Net income (loss) per common share                             ($     0.01)       ($     0.11)       ($     0.00)       $      0.00
                                                               ===========        ===========        ===========        ===========
Weighted average number of common
 shares  outstanding                                             5,282,781          5,086,007          5,305,250          4,972,233
                                                               ===========        ===========        ===========        ===========


See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                                                                            1998
                                                                                                           1999           Restated
                                                                                                           ----           --------
Operating activities:
  Loss from continuing operations                                                                       ($ 45,895)        ($322,998)
  Adjustments to reconcile income from
   continuing operations to cash provided from
   continuing operations:
     Depreciation                                                                                          88,702           176,453
     Compensatory element of issuance of warrants                                                                            57,402
     Gain on sale of marketable securities                                                                  3,216
   Changes in other operating assets and liabilities from continuing operations:
     Accounts receivable                                                                                  (93,902)           85,425
     Inventory                                                                                            (19,315)           86,359
     Prepaid expenses and other current assets                                                              9,600            22,112
     Security deposits                                                                                                       17,871
     Accounts payable                                                                                      41,272           (52,736)
     Accrued expenses and other current liabilities                                                        86,024          (156,537)
     Deferred rent                                                                                        (10,271)          (27,779)
                                                                                                        ---------         ---------
     Net cash provided by (used in) operating
      activities                                                                                           59,431          (114,428)
     Net cash used in discontinued operations                                                             (92,047)          (70,809)
                                                                                                        ---------         ---------
     Net cash used in operating activities                                                                (32,616)         (185,237)
                                                                                                        ---------         ---------
Investing activities:
  Proceeds from sale of marketable securities                                                               4,533
  Purchase of property and equipment                                                                      (27,029)          (10,598)
                                                                                                        ---------         ---------
     Net cash used in investing activities                                                                (22,496)          (10,598)
                                                                                                        ---------         ---------
Financing activities:
  Proceeds from issuance of common stock and
   warrants                                                                                               187,500           112,000
  Purchase of treasury stock                                                                              (17,250)         (229,289)
  Payment of debt                                                                                         (37,249)          (58,307)
                                                                                                        ---------         ---------
     Net cash provided by (used in) financing
      activities                                                                                          133,001          (175,596)
                                                                                                        ---------         ---------
Net increase (decrease) in cash and cash
 equivalents                                                                                               77,889          (371,431)
Cash and cash equivalents, beginning of period                                                            129,626           479,312
                                                                                                        ---------         ---------
Cash and cash equivalents, end of period                                                                $ 207,515         $ 107,881
                                                                                                        =========         =========
Supplemental disclosures:
  Cash paid during the period:
    Interest paid during the period
      Continuing operations                                                                             $  12,505         $  18,348
                                                                                                        =========         =========
      Discontinued operations                                                                           $       0         $       0
                                                                                                        =========         =========



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

2.   Organization of the Company:

     On January 23, 1997, the Company purchased 100% of the outstanding common stock of J.M. Specialties, Inc. ("JMS") in a transaction accounted for as a purchase (the "Acquisition"). The purchase price of $2,160,000 consisted of (i) $900,000 in cash, (ii) 500,000 shares of the Company's common stock valued at fair market value of $1.75 per share (aggregating $875,000), and (iii) 350,000 purchase warrants valued at fair value of $1.10 per warrant (aggregating $385,000) to acquire 350,000 shares of the Company's common stock at $2.50 per share. The warrants are in the same form as those described below.

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

     On September 1, 1997, the Company acquired 100% of the outstanding common shares of Chatterly Elegant Desserts, Inc. (Chatterly) in a transaction accounted for as a pooling of interest. The Company issued 1,300,000 of its common shares pursuant to the acquisition, of which 200,000 shares were returned to the Company on March 10, 1998 when the seller's sales agreement was amended.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



3.   Principles of consolidation:

     The consolidated financial statements of Creative Bakeries, Inc. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. Financial statements have been restated as of September 30, 1998 to reflect the discontinuation of the operations of WGJ Desserts, Inc. (see Note 15)

4.   Inventories:

Inventories consist of the following:


          Raw materials                           $ 92,248
          Finished goods                            71,206
          Packaging supplies,
          labels, etc.                              91,453
                                                  --------
                                                  $254,907
                                                  ========

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

     The maturities of the notes are as follows:

                September 30, 2000                   $ 73,750
                September 30, 2001                     73,750
                September 30, 2002                     73,750
                September 30, 2003                     36,875
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

6.   Property and equipment:

     The following is a summary of property and equipment at September 30, 1999:

                Baking equipment                              $1,423,143
                Furniture and fixtures                            78,864
                Leasehold improvements                           180,422
                                                              ----------
                                                               1,682,429
                Less:  Accumulated depreciation
                       and amortization                          975,969
                                                              ----------
                                                              $  706,460
                                                              ==========

7.   Intangible assets:

     The excess cost over the fair value of the net assets acquired from J.M.
       Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years.
       Amortization charged to operations amounted to $46,706 in 1999 and 1998.

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

     In September 1999, the Company issued 20,000 of its common shares in lieu of payment of a note amounting to $100,000 held by a former shareholder.

10.  Notes payable:

     Equipment with a cost of $253,719 has been pledged as collateral on a note payable in monthly installments of $3,881 including interest. The notes carry interest varying rates of 10.30% to 17.87% and mature between 1999 and 2004.

     The total future annual payments as of June 30, 1999 are as follows:

                  September 30, 2000               $14,615
                  September 30, 2001                 8,078
                  September 30, 2002                 9,148
                  September 30, 2003                10,360
                  September 30, 2004                 4,712
                                                   -------
                                                   $46,913
                                                   =======


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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Earnings per share:

                                             1999               1998
                                             ----               ----
Weighted average of shares actually
outstanding                                5,282,781          5,173,352

Common stock purchase warrants
                                           ---------          ---------
Primary and fully diluted weighted
average common shares outstanding          5,282,781          5,173,352
                                           =========          =========



     The conversion of the common stock warrants was not assumed as the effect would be anti-dilutive.

13.  Non-cash investing and financing transactions:

     During the current period, the Company entered into a capital for new equipment in the amount of $43,200. In addition, the Company issued common shares in payment of legal, consulting fees and other obligations in the amount of $120,562.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Discontinued operations (continued):

Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc. consisted of the following as of September 30, 1999:

           Accounts payable                           $278,212
           Accrued payroll                             303,084
           Accrued expenses                            275,932
           Deferred rent                                39,257
                                                      --------
                                                       896,485
                                                      --------

           Notes receivable                            260,125
           Interest receivable                           8,276
           Property and equipment                       35,000
           Covenant not to compete                      18,750
           Security deposits                            18,048
                                                      --------
                                                       340,199
                                                      --------
                                                      $556,286
                                                      ========




     Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the nine months ended September 30, 1999 and 1998 is as follows:


                                                     1999          1998
                                                     ----          ----
     Net sales                                                   $ 957,349

     Cost of sales                                                 534,681
                                                                 ---------
     Gross profit                                                  422,668

     Operating expenses                           $  99,897        566,541
                                                  ---------      ---------

     Loss from operations                           (99,897)      (143,873)

     Loss on abandonment of leasehold
     improvements                                                 (143,177)

     Settlement income                               80,005         48,865

     Interest income                                 15,918
                                                  ---------      ---------
     Net income (loss) from discontinued
     operations                                   ($  3,974)     ($238,185)
                                                  =========      =========


                                                                            F-11









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







Item 2, Management's Discussion and Analysis of Financial Condition and Plan of
Operation


General:

Our plan for restructuring the company is well under way. The commissary aiong with unprofitable retail stores have been closed. In November 1998 the Company sold its remaining retail store on Madison Ave., thus completing its exit from direct involvement in retailing.

The buyer purchased:

1. The Madison Avenue Store

2. The license to open additional stores from which the Company stands to earn royalty and

3. A 50% stake in the wholesale and mail order business,

Plans call for leveraging the William Greenberg brand through licensing agreements and expanding the Batter Bake-Chatterley wholesale business by penetrating new areas and introducing new products.

At Sep, 30, 1999 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $7,100,000 which can be used to reduce the tax on income up to that amount through the year 2011.

b.  Results of Operations;

Results of Operations (continuing) for three months ending Sep. 30, 1999 vs.
three months ended Sep. 30, 1998:

The Company's consolidated revenues aggregated $1,199,457 in the 3rd quarter
1999 vs. $884,411 in the 3rd quarter 1998. The cost of goods sold was $1,044,269 vs. $677,887. Operating expenses were $141,199 vs. $256,240. As a result, the income from operations for the 3rd quarter 1999 was $13,989 vs. a loss in the 3rd quarter of 1998 of $49,716. The turnaround was due to better sales and higher margins.

The net interest expense for the 3rd quarter was $6,876. The resulting net income from continuing operations aggregated $14,715 for 3rd quarter 1999 or $.O1 per share vs. a net loss of $43,197 for the 3rd quarter 1998 or ($.01) per share.

Net loss from discontinued operations was $27,789 for 3rd quarter 1999 or ($.01) per share vs. net gain of $44,026 for 3rd quarter 1998 or ($.01.) per share.







The resulting net loss aggregated $13,074 for 3rd quarter 1999 or ($.O1) per share vs. a net gain of $829 for 3rd quarter 1998 or $.0 per share.

Batter Bake-Chatterley Inc., (the BBC subsidiary) offers a line of batter and frozen finished cakes, muffins, tart shells and other desserts. BBC's financial records and affairs are kept separate from the parent but included in the consolidated financial statements at Sep. 30, 1999 and 1998.

c.  Plan of Operation:

Exit from Retail Operations:

After analyzing the Company's retail operations, management concluded that the unprofitable retail division was diverting it's attention away from pursuing profitable opportunities in the Company's other division.
Therefore, by December 31, 1997, the company closed down four of its six stores.
A fifth store, in Macy's cellar was taken over by Ferrara Bakery from April 1, 1998, The commissary was closed down on June 30, 1998 and the last remaining store on Madison Avenue was sold in November 1998.

The Company retains a 50% stake in the Wholesale and Mail Order business, which it will develop jointly with the new owners.

Under the licensing agreement, a second Greenberg retail store was opened in August 1999. The company will earn royalties on sales exceeding $400,000 in any new store.

The company has also signed a licensing agreement with Stone American Marketing and meetings were held to explore licensing the William Greenberg name with a major department store chain. This arrangement allows us to increase revenue and profits without incurring the expenses normally associated with opening and operating stores.

In connection with the restructuring plan, management has written down property
& equipment as of Sep. 30, 1999 to approximately $35,000. The Company had charged 1996 with a $450,000 provision for actions aimed at restructuring the Company, of which $369,459 was actually incurred as of Sep. 30, 1999. This charge mainly comprises write down of leasehold improvements on stores that have been closed down, provisions for lease obligations on certain retail stores, and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be burdened with the amortization, depreciation or expense of these costs.








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

In June 1995, The Company issued 180,000 shares of common stock to unrelated parties for $600,000 and its August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the acquisition of Greenberg's-L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During
October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. During
January 1997 the Company received net proceeds of $1,747,500 from the private placement of 1,875,500 common stock purchase warrants at $1.10 per warrant.
During October 1997 the Company received net proceeds of $883,000 from the exercise of a portion of these common stock warrants. During January 1999, the Company received a further $187,500 from the exercise of another 150,000 of these warrants. Of the $5,700,000 proceeds from the aforementioned stock sales:
(i) $2,125,000 was issued to repay the InterEquity debt including interest; (ii)
$2,615,000 was used in operations; (iii) $765,000 was used to purchase property, equipment and leaseholds; and (iv) $195,000 was used for general corporate purposes. The $1,650,000 proceeds from the private placement warrants was used to acquire JMS. Of the $1,071,000 proceeds from the exercise of warrants
$325,000 was used for consolidation and merger of JMS and Chatterley and the balance is being used for corporate purposes and to fund new business.

As of Sep. 30, 1999, the Company (continuing operations) has a negative working capital of approximately $200,939 as compared to a negative working capital of $292,704 at Sep. 30, 1998.









During 1997 and 1998 Management took actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. Pursuant to the restructuring, a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated and an exit strategy out of retailing was completed.

The Company is continuing to seek new and profitable avenues of growth during 1999. As a result of the new strategy and concentration on growing Batter
Bake-Chatterley, there has been an increase in new business. The Company has secured approximately $1,000,000 in new annualized business from a national supermarket chain for which it started producing in June 1999. Another $800,000 in annualized business began for a fund raising company in September 1999. This is a seasonal business to be delivered between September and December.

Reception to our new mini cakes has been overwhelming. Future plans call for producing these products sugar free for people on special diets.

The Company is still on a stock repurchase program. It will continue repurchasing stock at opportune moments. This stock will be used to cover options/acquisitions. The Company will continue to seek out potential candidates for merger or acquisition that meet its specific needs.






                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 1999.


                                    CREATIVE BAKERIES, INC.

                                    By: /s/ Philip Grabow
                                        --------------------------
                                        Philip Grabow
                                        President and Chief
                                        Executive Officer


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 19, 1999.




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
