Form 10KSB40
period 1999-12-31
CREATIVE BAKERIES INC
filed 2000-03-30
CIK 949721

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                  For the fiscal year ended: December 31, 1999

                         Commission File Number: 0-18711

                             Creative Bakeries, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           New York                                 22-3576940
-------------------------------        ------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

20 Passaic Avenue, Fairfield, NJ                      07004
----------------------------------------            ----------
(Address of Principal Executive Offices)            (Zip Code)

Issuer's telephone number:   (973) 808-8248

Securities registered under Section 12(b) of the Exchange Act:

                                            Name of Each Exchange on
Title of Each Class                             Which Registered
-------------------                         -------------------------
Common Stock, $.001 per share                         NASDAQ

Securities registered under Section 12 (g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for its most recent fiscal year was $4,500,405. As of December 31, 1999 there were 4,882,250 shares of Company's Common Stock, par value $.001 per share, outstanding.

           Transitional Small Business Disclosure Format (check one):

                 Yes  ____                              No        X

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

         The BBC Subsidiary sells its products through food distributors to hotels, hospitals and institutional feeders such as coffee shops, Marriott, Restaurant Associates, etc. The products are also sold retail through food distributors and direct to supermarket distribution centers.

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

TRADEMARKS

         The WGJ Subsidiary has trademarks registered with the United States Patent and Trademark office for the trademarks Wm. Greenberg Jr.TM, William Greenberg Jr.TM, William Greenberg Jr. DessertTM and William Greenberg Jr. Desserts and CafesTM. The JMS Subsidiary has a trademark and design registered with the United States Patent and Trademark office for The Healthy BakeryTM (US Registration No. 1,644,559). While the Company believes that the trademarks are valid and enforceable, there can be no assurance as to the degree of protection its registered trademarks will afford the Company.

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

         As of April 1, 2000, the BBC Subsidiary together with Creative had approximately 40 full-time employees, of whom 37 are employed in production, 2 in sales, 4 in administration and 3 in executive positions. The BBC Subsidiary does not have a union and the Company believes that it has good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         As of April 1, 2000, the Company leases in Fairfield, New Jersey 29,362 square feet for its baking facilities. The Company believes that its existing lease will be renewed when it expires in 2004 or alternative properties can be leased on acceptable terms. The Company believes that its present facilities are well maintained, in good condition and are suitable for the Company to continue to operate and meet its production needs in the foreseeable future. The Company is also considering subcontracting certain of its production requirements. PLAN OF OPERATION

WGJ Subsidiary:

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

         In connection with the restructuring plan, management had written down its baking equipment, leasehold improvements and fixtures as of December 31, 1996, by approximately $ 850,000 in 1996 and to $35,000 in 1998 due to impairment in their value. In addition, management has determined unamortized goodwill of approximately $840,000 has no continuing value and accordingly it was written off during 1996. Finally, the Company had charged 1996 with a $450,000 provision for actions aimed at restructuring the Company, of which $369,459 was actually incurred as of December 31, 1999. This charge mainly comprises write-down of leasehold improvements on stores that have been closed down, provisions for lease obligations on certain retail stores, and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be affected by amortization, depreciation or expense of these costs.

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

       The Company continues to seek opportunities in markets it does not currently serve. It has secured a contract to produce Private Label cookies and muffins. It is estimated that the Private Label business will provide up to a $1 million in revenue. The company has also secured orders from Fund Raising business which will amount to approximately $800,000 in annual sales. This is a seasonal business which will be delivered between September and December.

ITEM 3.  LEGAL PROCEEDING

                  There are no pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq Small Cap Market under the symbol "CBAK" and the Boston Exchange under the Trading symbol "BYK". The following table sets forth the range of quarterly high and low bid prices, as reported on the NASDAQ SmallCap Market, during the last two fiscal years through March 31, 2000.


Period                                      High               Low
------------------------------------------------------------------
FISCAL YEAR 1999:
First Quarter                               7/8               7/8
Second Quarter                             11/16             11/16
Third Quarter                               1/2               7/16
Fourth Quarter                              1/2               3/8
Fiscal Year 1999:
First Quarter
Second Quarter
Third Quarter
Fourth Quarter

         The number of shareholders of record of the Common Stock on March 31, 2000 was 31 excluding 2,572,276 shares of Common Stock held by Cede & Co. The Company believes that it has in excess of 500 shareholders.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

General

The Company is continuing to seek new and profitable avenues of growth. As a result of the new strategy and concentration on growing Batter Bake - Chatterley There has been an increase in new business. During 1999 the Company, secured Approximately $ 1,000,000 in new annualized business from a national supermarket chain for which it started producing in June 1999. Another $ 800,000 in annualized business began for a fund raising company in September 1999. This is a seasonal business which was delivered between September and December.

Reception to our new mini cakes has been overwhelming. Future plans call for producing these products sugar free for people on special diets.

The Company is still on a stock repurchase program. It will continue repurchasing stock at opportune moments. The stock will be used to cover options/acquisitions. The Company will continue to seek out potential candidates for merger or acquisition that meet its specific needs.

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

         At December 31, 1999 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $8,942,204 which can be used to reduce the tax on income up to that amount through the year 2011.

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

         The Company's consolidated revenues from continuing operations aggregated $4,500,505 and $3,841,440 for the years ended December 31, 1999 and 1998 respectively, an increase of 17%. The cost of goods sold was $3,485,812 and $3,137,519 for 1999 and 1998 respectively, an increase of 12%, due to the overall increase in sales. Operating expenses were $1,123,732 and $1,300,317 for 1999 and 1998 respectively, a decrease of 15%, mainly attributable personnel and reduction in the number of management personnel and tighter control of overhead. As a result, the loss from continuing operations was $112,143 and $576,796 for 1999 and 1998 respectively, a decrease of 82%. Management attributes this positive trend to its overall restructuring efforts.

         Depreciation and amortization for 1999 decreased as compared to 1998 due to assets written down or written off for the year ended December 31, 1999.

         In 1998, the Company incurred costs associated with issuance of the warrants. These costs for services rendered and loan fees to InterEquity were charged to operating costs and amounted to approximately $5,005.

         During 1999 the Company earned interest income of $8,506 which arose mainly from investing a portion of the net proceeds it received upon the private placement and exercise of warrants.

         The company's consolidated revenues from its discontinued operation, the WGJ subsidiary were $0 in 1999 and 1,064,856 in 1998. The WGJ subsidiary showed a loss from operations of $35,664 in 1999 and $282,045 in 1998 and a net gain of $200,722 in 1999 vs. a net loss of $347,728 in 1998. The 1999 gain was mainly from forgiveness of debt.

         The 1998 statements of operations reflect a charge in the amount of $5,005 which represents the fair market value of 10789 warrants, issued to a lender in order to satisfy an obligation under a written agreement.
These warrants were valued at $0.47

SEGMENT INFORMATION

         The following is the breakdown of operating data between Retail and Wholesale for both its continuing and discontinued operations:

                                          1999         % of        1998       % of      Change       % of
                                          ----        sales        ----      sales      ------      sales
                                                      -----                  -----                  -----
Operating data:
Net Sales:
Retail (discontinued)                                  100      1,064,856     100    -1,064,856       100

Wholesale (continuing)                 4,500,405       100      3,841,440     100       658,965       100
Total                                  4,500,405       100      4,906,296     100      -405,891       100

Operating Income (Loss):
Retail (discontinued)                    (35,664)                (282,045)    -03       246,381        23

                                       12

Wholesale (continuing)                 (104,834)       -2       (384,237)    -10       279,403         42

                                       (140,498)       -3       (666,282)    -14       525,784        130

Other Income (Expense):                 263,382         6       (258,242)    -03       521,624        129

Net Loss                                122,884         3       (924,524)    -19     1,047,408        259

Balance Sheet Data:
Identifiable Assets:
Retail                               $  254,786               $  599,901     -         345,115
Wholesale                             1,177,526                1,471,966     -         294,440
                                      1,432,312                2,071,867     -         639,555
General Corporate                       889,941                  772,362               117,579

Total                                $2,322,253               $2,844,229     -         521,976


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

         In connection with the restructuring plan, management has written down its baking equipment, leasehold improvements and fixtures as of December 31, 1998, by approximately $ 1,288,000000 due to impairment in their value. In addition, management has determined unamortized goodwill of approximately $840,000 has no continuing value and accordingly it was written off during 1996. Finally, the Company had charged 1996 with a $ 450,000 provision for actions aimed at restructuring the Company, of which $369,459 was actually incurred as of December 31, 1998. This charge mainly comprises write-down of leasehold improvements on stores that have been closed down, provisions for lease obligations on certain retail stores, and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be affected by amortization, depreciation or expense of these costs.

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

         As of December 31, 1999, the Company had a negative working capital from continuing operations of approximately $196,106 as compared to a negative working capital of $385,396 at December 31, 1998. During 1998 and 1999, management took actions with a view towards restructuring the Company in order to reduce operating costs and enhance the Company's efficiency. Pursuant to such restructuring, a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated and certain stores were closed down. The Company expects, although there can be no assurance, that the aforementioned actions will reduce and reverse the negative cash flow which it has experienced since inception.

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

INFLATION AND SEASONALITY:

         To date,inflation has not had a significant impact on the Company's operations. The Company's revenues are affected by seasons with revenues anticipated to increase during holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.

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

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statement...............................................F-1

Independent Accountants' Report............................................F-2

Financial Statements:
         Balance Sheets as at December 31, 1999 and 1998...................F-3

         Statement of Operations For the Years Ended December 31, 1999
           and 1998........................................................F-4

         Statements of Stockholders' Equity (Deficiency) For the Years
           Ended December 31, 1999 and 1998................................F-5

         Statements of Cash Flows For the Years Ended December 31, 1999
           and 1998........................................................F-6

         Notes to Financial Statements.............................F-7 to F-23

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning the Board of Directors and Executive Officers

         The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:


Name of Director or
Executive Officer,                        Principal Occupation                         Date of Initial Election
Age and Position                          For Previous Five Years                      as Director
Held with Company                         -----------------------                      ------------------------
-----------------
Philip Grabow, 60,                        Chief Executive Officer, October 1985 to     January 23, 1997
President and Director                    January 1997 of JMS

Richard Fechtor, 69, Director             Founder of and since 1974 Executive Vice     July 11, 1996
                                          President of Fechtor, Detwiler & Co.,
                                          Inc., the representative of the
                                          underwriters in the Company's initial
                                          public offering; Director of Vascular
                                          Laboratories since 1989

Raymond J. McKinstry, 52,                 Investment manager with Astair & Partners,   August 1995
Director                                  Limited, a London based brokerage company,
                                          1987 to present

Kenneth Sitomer, 53,                      Chief Operating Officer of Sam and Libby,    July 1997
Director                                  Inc., a publicly held company, 1993 to
                                          present; private consultant to footwear
                                          industry 1992 to March 1993; President and
                                          Chief Executive Officer of Russ Togs,
                                          Inc., a publicly held company listed on
                                          the New York Stock Exchange, 1989 to


Name of Director or
Executive Officer,                        Principal Occupation                         Date of Initial Election
Age and Position                          For Previous Five Years                      as Director
Held with Company                         -----------------------                      ------------------------
-----------------
                                          1992.

Karen Brenner, 46,                        President of Fortuna Advisors, Inc., an      July 1997
Director                                  investment advisory firm in California
                                          1993 to present; founder and President of
                                          Karen Brenner, Registered Investment
                                          Advisor, the predecessor to Fortuna
                                          Advisors, Inc., 1984 to 1993; Managing
                                          Partner of F.C. Partners, a California
                                          limited partnership, April 1996 to
                                          present; Director on DDL Electronics,
                                          Inc., a publicly held company, July
                                          1996 to present; Director of Krug
                                          International Corp., a publicly held
                                          company, July 1996 to present.


Yona Abrahami, 54                         Founder and President of Chatterley          August 1997
Director

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

Executive Compensation in 1999

         The following table sets forth compensation paid to the Chief Executive Officer and to executive officers of the Company, excluding those executive officers who did not receive an annual salary and bonus in excess of $100,000 in the fiscal year ended December 31, 1997.


Name and Principal Position               Year        Salary ($)           Bonus ($)      Other Annual Compensation
---------------------------               ----        ----------           ---------      -------------------------
Philip Grabow, CEO                        1999        $150,000              $0.00                  $0.00
Yona Abrahami, VP                         1999        $100,000              $0.00                  $0.00

         No other executive officer received a salary and bonus in excess of $100,000 for the year ended December 31, 1999. The Company has not granted any stock options, stock appreciation rights or long-term incentive awards to any executive officer of the Company since its inception.

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


Name                                                                               Number of Shares      Percentage
----                                                                               Beneficially          Beneficially
                                                                                   Owned(1)              Owned(2)
                                                                                   ----------------      ------------
Yona Abrahami(3)...........................................................           1,100,000               21.3%

Philip Grabow(4)...........................................................             800,000               14.6%

Richard Fechtor(5).........................................................             142,933                2.8%

Raymond J. McKinstry(6)....................................................              50,000                   *

InterEquity Capital Partners, L.P.(7)......................................             378,390                6.8%

Kenneth Sitomer(8).........................................................                  --                 --

Karen Brenner(9)...........................................................                  --                 --
                                                                                           5000
Ashwin R. Shah(10).........................................................                                     --

Willa Abrahamson(11).......................................................             400,000                7.7%

Fortuna Investment Partners(12)............................................             550,000                9.6%
100 Wilshire Blvd.
Suite 1500
Santa Monica, CA 90401

Baileys Family Trust.......................................................             606,250               10.5%
P.O. Box 9109
Newport Beach, CA 92658


All executive officers
and directors as a group
(7 persons)(14)............................................................          2,097,519               19.1%

-----------------------------
*        Less than 1%.

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

       **10.1 Employment Agreement, dated July 10, 1995, by and between the Company and Stephen Fass.

       **10.2 Employment Agreement, dated as of July 10, 1995, by and between the Company and Willa Rose Abramson.

       **10.3 Employment Agreement, dated as of July 10, 1995, by and between the Company and Maria Maggio Marfuggi.

       **10.4 Employment Agreement and Consulting Agreement, dated July 10, 1995, by and between the Company and Seth Greenberg.

       **10.5 Consulting Agreement, dated July 10, 1995, by and between the Company and William Greenberg Jr., and Carol Greenberg.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                            CREATIVE BAKERIES, INC.

                                            By: /s/ Philip Grabow
                                                -----------------------
                                                Philip Grabow
                                                President and Chief
                                                Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2000.

Signatures                           Title
----------                           -----

/s/Philip Grabow                     President, Chief Executive Officer/Director
-----------------------
Philip Grabow


-----------------------


                                     Director
-----------------------
Richard Fechtor

/s/Raymond J. McKinstry              Director
-----------------------
Raymond J. McKinstry

/s/Kenneth Sitomer                   Director
-----------------------
Kenneth Sitomer

/s/Karen Brenner                     Director
-----------------------

                             CREATIVE BAKERIES, INC.

                          YEAR ENDED DECEMBER 31, 1999

                                    CONTENTS



                                                                       Page
Independent auditors' report                                            F-1

Consolidated financial statements:

  Balance sheet                                                         F-2

  Statement of loss                                                     F-3

  Statement of stockholders' equity                                     F-4

  Statement of cash flows                                            F-5 - F-6

Notes to consolidated financial statements                           F-7 - F-15

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Creative Bakeries, Inc.

     We have audited the accompanying consolidated balance sheet of Creative Bakeries, Inc. as of December 31, 1999, and the related consolidated statements of loss, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Bakeries, Inc. as of December 31, 1999, and the results of its operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from operations for the years ended December 31, 1999 and 1998 and as of December 31, 1999 has a working capital deficiency in the amount of $193,108, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in the notes to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 27, 2000

                             CREATIVE BAKERIES, INC.

                 CONSOLIDTAED BALANCE SHEET - DECEMBER 31, 1999

                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $   114,971
  Accounts receivable, less allowance for doubtful
   accounts of $9,000                                                   314,139
  Inventories                                                           283,284
  Prepaid expenses and other current assets                              87,730
                                                                    -----------
    Total current assets                                                800,124
                                                                    -----------
Property and equipment, net                                             626,724
                                                                    -----------
Other assets:
  Goodwill, net of amortization                                         889,941
  Security deposits                                                       5,464
                                                                    -----------
                                                                        895,405
                                                                    -----------
                                                                    $ 2,322,253
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable, bank                                                $   138,788
  Loans payable, other                                                    7,500
  Accounts payable                                                      515,594
  Accrued expenses                                                      334,350
                                                                    -----------
    Total current liabilities                                           996,232
                                                                    -----------
Other liabilities:
  Deferred rent                                                         137,586
  Net liabilities of discontinued operations
   less assets to be disposed of                                        370,992
                                                                    -----------
                                                                        508,578
                                                                    -----------
Stockholders' equity:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, no shares issued and outstanding
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,245,250 shares                        5,245
  Additional paid in capital                                         11,510,063
  Deficit                                                           (10,363,621)
                                                                    -----------
                                                                      1,151,687
  Common stock held in treasury, 363,000 shares                        (334,244)
                                                                    -----------
                                                                        817,443
                                                                    -----------
                                                                    $ 2,322,253
                                                                    ===========

                 See notes to consolidated financial statements.

                             CREATIVE BAKERIES, INC.

                         CONSOLIDATED STATEMENT OF LOSS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                     1999               1998
                                                     ----               ----
Net sales                                         $4,500,405         $3,841,440

Cost of sales                                      3,485,812          3,137,519
                                                  ----------         ----------
Gross profit                                       1,014,593            703,921

Selling, general and administrative expenses       1,123,732          1,300,317
                                                  ----------         ----------
Loss from operations                                (109,139)          (596,396)
                                                  ----------         ----------
Other income (expenses):
  Sale of marketable securities                        3,216
  Gain (loss) from sale of disposition of assets        (800)            35,383
  Interest income                                      8,506             10,195
  Interest expense                                   (13,926)           (25,978)
                                                  ----------         ----------
                                                      (3,004)            19,600
                                                  ----------         ----------
Loss from continuing operations                     (112,143)          (576,796)
                                                  ----------         ----------
Discontinued operations:
  Loss from operations of New York facility
   to be disposed of                                 (39,713)           (42,662)
  Estimated loss on disposal of New York facility                      (305,066)
                                                  ----------         ----------
                                                     (39,713)          (347,728)
                                                  ----------         ----------
Loss before extraordinary items                     (151,856)          (924,524)
                                                  ----------         ----------
Extraordinary items:
  Gain on extinguishment of debt, continuing
   operations                                         30,000
  Gain on extinguishment of debt, discontinued
   operations                                        240,435
                                                  ----------
                                                     270,435
                                                  ----------
Net income (loss)                                 $  118,579          $(924,524)
                                                  ==========         ==========
Earnings per share information:
  Basic earnings:
    Continuing operations                         $    (0.02)         $   (0.11)
    Discontinued operations                            (0.01)             (0.07)
      Extraordinary items:
        Continuing operations                           0.01
        Discontinued operations                         0.04
                                                  ----------         ----------
Net income per share                              $     0.02         $    (0.18)
                                                  ==========         ==========
  Diluted earnings:
    Continuing operations                         $    (0.02)
    Discontinued operations                            (0.01)
      Extraordinary items:
        Continuing operations
        Discontinued operation                          0.03
                                                  ----------
Net income per share                              $     0.00
                                                  ==========

                 See notes to consolidated financial statements.

                             CREATIVE BAKERIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                           Common stock
                                                         ------------------
                                                         Number                Additional                                 Total
                                                           of                   Paid in      Accumulated    Treasury   Stockholders'
                                                         Shares      Amount     Capital        Deficit       Stock       Equity
                                                         ------      ------     -------        -------       -----       ------
Balance at December 31, 1997                            5,161,750    $5,162   $11,029,123    $(9,557,676)  ($247,369)  $1,229,240

Common stock issued, June 30, 1998                        100,000       100       111,900                                 112,000

Fair market value of warrant to acquire 19,149
 shares of common stock issued to a lender in
 order to obtain financing for the purchase of
 the operating assets of Greenberg Desserts Associates
 Limited Partnership, valued at $.560 per share                                     5,005                                   5,005
                                                        ---------    ------   -----------    -----------    --------   ----------
                                                        5,261,750     5,262    11,146,028     (9,557,676)   (247,369)   1,346,245

Common stock issued in settlement of accrued
 obligations                                               40,000        40        60,360                                  60,400

Cancellation of shares regarding the purchase of
 Chatterley Elegant Desserts, Inc.                       (200,000)     (200)          200

Net loss for the year ended December 31, 1998                                                   (924,524)                (924,524)
                                                        ---------    ------   -----------    -----------    --------   ----------
Balance at December 31, 1998                            5,101,750     5,102    11,206,588    (10,482,200)   (247,369)     482,121

Exercise of warrants on January 26, 1999                  150,000       150       187,350                                 187,500

Common stock issued in settlement of accrued
 obligations                                               53,500        53       111,760                                 111,813

Cancellation of shares regarding the purchase of
 Chatterley Elegant Desserts, Inc.                        (60,000)      (60)           60

Fair market value of warrant to acquire 8,610 shares
 of common stock issued to a lender in order to obtain
 financing for the purchase of the operating assets of
 Greenberg Desserts Associates Limited Partnership,
 valued at $.500 per share                                                          4,305                                   4,305

Purchase of treasury stock                                                                                   (95,625)     (95,625)

Treasury stock issued in settlement of accrued obligations                                                     8,750        8,750

Net income for the year ended December 31, 1999                                                  118,579                  118,579
                                                        ---------    ------   -----------    -----------    --------   ----------
Balance at December 31, 1999                            5,245,250    $5,245   $11,510,063   $(10,363,621)  $(334,244)  $  817,443
                                                        =========    ======   ===========    ===========    ========   ==========

                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                              1999        1998
                                                              ----        ----
Operating activities:
  Loss from continuing operations                          $(112,143) $(576,796)
  Income from extraordinary items                             30,000
  Adjustments to reconcile income from
   continuing operations to cash provided
   from continuing operations:
     Depreciation and amortization                           195,629    235,353
     Gain on sale of marketable securities                    (3,216)
     Gain (loss) on sale of fixed assets                         800    (35,383)
     Stock issued in consideration of services                           40,000
     Compensatory element of issuance of warrants              4,305      5,005
     Changes in other operating assets and
      liabilities from continuing operations:
        Accounts receivable                                  (51,663)   182,795
        Inventory                                            (47,692)   107,417
        Prepaid expenses and other current assets            (15,913)    11,253
        Security deposits                                                18,850
        Accounts payable                                     (10,048)   (32,118)
        Accrued expenses and other current
         liabilities                                         (20,102)   (65,360)
        Deferred rent                                        (13,752)    (1,540)
                                                            --------   --------
        Net cash used in continuing operations               (43,795)  (110,524)
        Net cash used in discontinued operations            (119,306)   (35,510)
                                                            --------   --------
        Net cash used in operating activities               (163,101)  (146,034)
                                                            --------   --------
Investing activities:
  Proceeds from sale of marketable securities                  4,533
  Proceeds from sale of fixed assets                           5,000     35,383
  Purchase of property and equipment                         (25,027)   (11,970)
                                                            --------   --------
        Net cash provided by (used in) investing
         activities from continuing operations               (15,494)    23,413

        Net cash provided by investing activities
         from discontinued operations                         73,750
                                                            --------   --------
        Net cash provided by investing activities             58,256     23,413
                                                            --------   --------
Financing activities:
  Proceeds from issuance of common stock and warrants        187,500    112,000
  Purchase of treasury stock                                 (95,625)  (247,369)
  Payment of debt                                            (47,241)   (91,696)
                                                            --------   --------
        Net cash provided by (used in) financing
         activities                                           44,634   (227,065)
                                                            --------   --------

                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                           1999          1998
                                                           ----          ----

Net decrease in cash and cash equivalents                (60,211)      (349,686)
                                                        --------       --------
Cash and cash equivalents, beginning of period           129,626        479,312
Cash and cash equivalents, discontinued operations,
 end of period                                            45,556
                                                        --------       --------
                                                         175,182        479,312
                                                        --------       --------
Cash and cash equivalents, end of period                 114,971        129,626
Cash and cash equivalents, discontinued operations,
 end of period
                                                        --------       --------
                                                        $114,971       $129,626
                                                        ========       ========
Supplemental disclosures:
  Cash paid during the year for:
    Interest paid during the year
      Continuing operations                             $ 15,042       $ 25,978
                                                        ========       ========
      Discontinued operations                           $      0       $      0
                                                        ========       ========
    Income taxes paid during the year
      Continuing operations                             $      0       $      0
                                                        ========       ========
      Discontinued operations                           $      0       $      0
                                                        ========       ========

                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

1.      Realization of assets - going concern:

        Although the Company is currently operating its businesses, the continuation of such business as going concerns is contingent upon, among other things, the continued forbearance by the Company's creditors from exercising their rights in connection with delinquent accounts payable and payroll obligations. Management has indicated its plan to meet its obligations is dependent upon cash flows, if any, generated from JMS and Chatterley Elegant Desserts, Inc. and the acquisition of additional businesses. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts of the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

        During the year ended December 31, 1999, the Company incurred a loss from continuing operations in the amount of $107,838 and net income of $122,884, and as of December 31, 1999 had a net working capital deficiency of $196,106. During 1998, the Company discontinued operations of its two remaining retail stores. In June, 1998, the Company also closed its manufacturing plant in New York.

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

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

1.      Realization of assets - going concern (continued):

        In view of these matters, management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

2.      Accounting policies:

        Principles of consolidation:
         The accompanying consolidated financial statements include the account of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

        Cash and cash equivalents:
         For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months of less to be cash equivalents.

        Inventories:
         Inventories are stated at the lower of cost (first-in-first-out) or market.

        Property and equipment:
         The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method for financial reporting purposes and on the modified cost recovery system method for income tax basis.

        Intangible assets:
         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and is being amortized on the straight-line method over forty years.

         The Company's covenant not to compete is being amortized over a period of five years.

        Deferred rent:
         The accompanying consolidated financial statements reflect rent expense on a straight-line basis over the life of the lease. Rent expense charged to operations differs with the cash payments required under the terms of the real property operating leases because of scheduled rent payment increases throughout the term of the leases. The deferred rent liability is the result of recognizing rental expenses as required by generally accepted accounting principles.

        Comprehensive income:
         There were no items of other comprehensive income in 1999 and 1998, and thus, net income is equal to comprehensive income for each of those years.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

3.      Nature of operations, risks and uncertainties:

        The Company is a manufacturer of baking and confectionery products which are sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public. Although the Company sells its products throughout the United States, its main customer base is on the East Coast of the United States.

        The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

        The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At December 31, 1999, the Company had uninsured cash balances of $149,868.

4.      Accounts receivable:

        Following is a summary of receivables at December 31, 1999:

               Trade accounts                                         $323,139
               Less allowance for doubtful accounts                     (9,000)
                                                                      --------
                                                                      $314,139
                                                                      ========

        At December 31, 1999, accounts receivable in the amount of $323,139 was pledged as collateral in connection with the Company's line of credit.

5.      Inventories:

        Inventories at December 31 consist of :

               Finished goods                                         $ 98,754
               Raw materials                                            79,141
               Supplies                                                105,389
                                                                      --------
                                                                      $283,284
                                                                      ========

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

6.      Property and equipment (continued):

        The following is a summary of property and equipment at December 31, 1999:

                    Baking equipment                              $1,442,972
                    Furniture and fixtures                            78,864
                    Leasehold improvements                           180,422
                                                                  ----------
                                                                   1,702,258

                    Less:  Accumulated depreciation
                            and amortization                       1,075,534
                                                                  ----------
                                                                  $  626,724
                                                                  ==========

        Depreciation expense charged to operations was $114,717 and $154,443 in 1999 and 1998, respectively.

        Machinery and equipment with a cost of $197,000 is pledged as collateral for the Company's line of credit.

        The useful lives of property and equipment for purposes of computing depreciation are:

                                                                 Years
                                                                 -----
                    Machinery and equipment                       10
                    Furniture and computers                        5
                    Leasehold improvements                       10-15

7.      Intangible assets:

        The acquisition agreement of Greenberg's - L.P. contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $25,000 in 1999 and 1998.

        The excess cost over the fair value of the net assets acquired from J.M. Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $80,912 in 1999 and 1998.

8.      Note payable, bank:

        As of December 31, 1999, the Company had an available revolving line of credit with Hudson United Bank in the amount of $150,000, of which $138,788 had been utilized at December 31, 1999. The interest rate at December 31, 1999 was 9.50%.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

9.      Commitments and contingencies:

        The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004.

        The minimum future rentals on the baking facility is as follows:


                                                                  Facility
                                                                 ----------
                        December 31, 2000                        $  200,000
                        December 31, 2001                           200,000
                        December 31, 2002                           200,000
                        December 31, 2003                           200,000
                        Thereafter                                  230,000
                                                                 ----------
                                                                 $1,030,000
                                                                 ==========

        Rent expense for all operating leases amounted to $210,120 in 1999 and $442,794 in 1998 and includes straight-lining of rent adjustments discussed in Note 2.

10.     Income taxes:

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS No. 109") "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

        Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carryforward of $8,942,204. The Company has made no provision for a deferred tax asset due to the net operating loss carryforward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

        The Company has a loss carryforward of $8,942,204 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2010 through 2013.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

11.     Capital stock:

        (a)  Common stock:

        In June 1998, the Company sold 100,000 shares of its common stock for proceeds of $110,000.

        In July 1998, the Company issued 40,000 in settlement of certain obligations due a former shareholder and unrelated debtor of Chatterley Elegant Desserts, Inc. The total amount of the settlement was $60,400.

        In January 1999, the Company issued 40,000 shares in settlement of certain accrued obligations due a former shareholder.

        In January 1999, the Company issued 150,000 shares of its common stock at $1.25, for total proceeds of $187,500.

        In May 1999, the Company issued 13,500 shares of its common stock in settlement of certain obligations due a former employee of William Greenberg, Jr. Desserts and Cafes, Inc. The total amount of the settlement was $11,813.

        In December 1999, the Company cancelled 60,000 shares of its common stock regarding the purchase of Chatterley Elegant Desserts, Inc.

        (b)  Warrants:

        In order to obtain financing for the acquisition of Greenberg's - L.P.
         (see Note 2), the Company sold to the lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock (163,404 shares of common stock). The warrant expires on July 31, 2001. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. Based upon the issuance of 143,500 and 100,000 shares of common stock in 1999 and 1998, respectively, the lender was entitled to an additional 8,610 and 19,149 shares of common stock, respectively. Accordingly, the financial statements include a charge to operations of $4,305 and $5,005 for 1999 and 1998 which represents the market value of the stock at the time the warrants were issued by the Company.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

12.     Earnings per share:

        Primary earnings per share is computed based in the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods issued after December 15, 1997, entities with a loss from continuing operations, the exercise of any potential shares increases the number of shares outstanding and results in a lower loss per share. Thus, potential issuances are excluded from the calculation of earnings per share. These common stock purchase warrants amounted to 1,680,965 in 1999 and $2,485,000 in 1998.

        Reconciliation of shares used in computation of earnings per share:


                                                               1999       1998
                                                               ----       ----
               Weighted average of shares actually
                 outstanding                                5,288,280  5,040,900

               Common stock purchase warrants               1,689,575
                                                            ---------  ---------
               Primary and fully diluted weighted
                 average common shares outstanding          6,977,855  5,040,900
                                                            =========  =========


13.     Supplemental schedule of non-cash investing and financing activities:

                                                              1999        1998
                                                              ----        ----
            Issuance of common shares in consideration
              of legal, consulting fees and other
              obligations                                   $53,500     $40,000
                                                            -------     -------
                                                            $53,500     $40,000
                                                            =======     =======

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

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

        The maturities of the notes are as follows:

                      December 31, 2000                            $ 73,750
                      December 31, 2001                              73,750
                      December 31, 2002                              73,750
                                                                   --------
                                                                   $221,250
                                                                   ========

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

        Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc.
         consisted of the following as of December 31, 1999:

                 Liabilities:
                    Accounts payable                        $218,457
                    Accrued expenses                         407,321
                                                            --------
                                                             625,778
                                                            --------
                 Assets:
                    Notes receivable                         221,250
                    Interest receivable                        2,988
                    Covenant not to compete                   12,500
                    Security deposits                         18,048
                                                            --------
                                                             254,786
                                                            --------
                                                            $370,992
                                                            ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

14.     Discontinued operations (continued):

        Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the year ended December 31, 1999 and 1998 is as follows:

                                                           1999         1998
                                                           ----         ----
              Net sales                                              $1,064,856

              Cost of sales                                             687,677
                                                                     ----------
              Gross profit                                              377,179

              Operating expenses                         $35,664        659,224
                                                         -------     ----------

              Net loss from operations                   (35,664)      (282,045)
                                                         -------     ----------

              Settlement income                                          64,439

              Loss on sale of fixed assets               (25,500)

              Miscellaneous expense                                      (6,863)

              Loss on abandonment of leasehold
               improvements                                            (143,176)

              Gain on sale of 82nd Street facility                      321,350

              Interest income                             21,450          3,633
                                                         -------     ----------
                                                          (4,050)       239,383
                                                         -------     ----------

              Net loss from operations                   (39,714)       (42,662)

              Estimated loss on disposal of
               New York facility                                       (305,066)
                                                         -------     ----------
                                                        $(39,714)    $ (347,728)
                                                         =======     ==========

15.     Extraordinary items:

        During 1999, the Company recognized an extraordinary gain of $30,000
         ($0.00 per share) from continuing operations and an extraordinary gain of $240,435 ($0.03 per share) from discontinued operations. The extraordinary gains resulted from forgiveness of certain accrued liabilities and obligations under an operating lease.

Karen Brenner

/s/Yona Gonen                   Director
-----------------------
Yona Gonen