Form 10QSB
period 2000-03-31
CREATIVE BAKERIES INC
filed 2000-05-15
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            ------------------------

                                   FORM 10-QSB


        (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2000

                                       or

        ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939

             For the transition period from            to
                                           -----------    -----------

Commission File Number:  1-13984


                             CREATIVE BAKERIES, INC.
        (Exact name of small business issuer as specified in its charter)

          New York                              22-3576940
-------------------------------            --------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


                     20 Passaic Avenue, Fairfield, NJ 07004
                    ----------------------------------------
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

                              YES  X      NO
                                 -----      -----


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                                 Outstanding at March 31, 2000
   -----------------------                        -----------------------------
Common Stock, par value $0.001
 per share                                                   5,102,250


ITEM 2. Management's Discussion and Analysis of Financial Condition and Plan of
Operation:

The Company is continuing to seek new and profitable avenues of growth. As a result of the new strategy and concentration on growing Batter Bake-Chatterley, there has been an increase in new business. During 1999 the Company secured approximately $1,000,000 in new annualized business from a national supermarket chain for which it started producing in June 1999. Another $800,000 in annualized business began for a fund raising company in September 1999. This is a seasonal business, which was delivered between September and December.

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

At March 31, 2000 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $8,942,204 which can be used to reduce the tax on income up to that amount through the year 2011.

b. Results of Operations (continuing) for three months ending March 31, 2000 vs. three months ended March 31, 1999:

The Company's consolidated revenues aggregated $824,6023 vs. $907,435. The cost of goods sold was $681,457 vs. $718,714. Operating expenses were $238,605 vs. $297,106. As a result, the loss from operations for the first quarter 2000 and 1999 was $86,460 and $108,385 respectively. The reduction in sales was mainly due to the retrenchment in the retail division. The related reduction in operating expenses was due to tighter management and cost cutting.

The net interest expense for the quarter was $3,243.

The resulting net loss from continuing operations aggregated $92,787 for 2000 ($.02) per share and $69,167 for 1999 ($.02) per share.

Net loss from discontinued operations was $21,977 for 1st quarter 2000 or ($.01) per share vs. net loss of $29,723 for 1st quarter 1999 or ($.01) per share.

The resulting net loss aggregated $114,764 for 1st quarter 2000 or ($.02) per share vs. a net loss of $98,890 for 1st quarter 1999 or ($.02) per share.

Batter Bake-Chatterley Inc., (the BBC subsidiary) offers a line of batter and frozen finished cakes, muffins, tart shells and other desserts. BBC's financial records and affairs are kept separate from the parent but included in the consolidated financial statements at March 31, 2000 and 1999.

c. Plan of Operation:

Exit from Retail Operations:

After analyzing the Company's retail operations, management concluded that the unprofitable retail division was diverting management's attention away from pursuing profitable opportunities in the Company's other division.

Therefore, by December 31, 1997, the company closed down four of its six stores. A fifth store, in Macy's cellar was taken over by the Ferrara Bakery from April 1, 1998. The commissary was closed down on June 30, 1998 and the last remaining store on Madison Avenue was sold in early November, 1998.

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

In connection with the restructuring plan, management has written down property & equipment at the WGJ subsidiary as of March 31, 2000 to $0. The Company had charged 1996 with a $450,000 provision for actions aimed at restructuring the Company, of which $369,459 was actually incurred as of March 31, 2000. This charge mainly comprises write down of leasehold improvements on stores that have been closed down, provisions for lease obligations on certain retail stores, and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be burdened with the amortization, depreciation or expense of these costs.

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

In June 1995, The Company issues 180,000 shares of common stock to unrelated parties for $600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the acquisition of Greenberg's L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ('InterEquity'). During October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. During January 1997 the Company received net proceeds or $1,747,500 from the private placement of 1,875,500 common stock purchase warrants at $1.10 per warrant. During October 1997 the Company received net proceeds or $883,000 from the exercise of a portion of these common stock warrants. During January 1999, the Company received a further $187,500 from the exercise of another 150,000 of these warrants. Of the $5,700,000 proceeds from the aforementioned stock sales: (i) $2,125,000 was issued to repay the InterEquity debt including interest; (ii) $2,615,000 was used in operations; (iii) $765,000 was used to purchase property, equipment and leaseholds; and (iv) $195,000 was used for general corporate purposes. The $1,650,000 proceeds from the private placement warrants was used to acquire JMS. Of the $1,071,000 proceeds from the exercise of warrants $325,000 was used for consolidation and merger of JMS and Chatterley and the balance is being used for corporate purposes and to fund new business.

As of March 31, 2000, the Company (continuing operations) has a negative working capital of approximately $150,848 as compared to a negative working capital of $319,298 at March 31, 1999. During 1997, 1998 and 1999 Management took actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. Pursuant to the restructuring a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated and an exit strategy out of retailing was completed. The Company is continuing to seek new and profitable avenues of growth during 2000.

                                       INDEX



Part I.  Financial information

         Item 1.  Condensed consolidated financial statements:

                  Balance sheet as of March 31, 2000                                 F-2

                  Statement of operations for the three
                  months ended March 31, 2000 and 1999                               F-3

                  Statement of stockholders' equity for the
                  three months ended March 31, 2000 and 1999                         F-4

                  Statement of cash flows for the three months
                  ended March 31, 2000 and 1999                                      F-5

                  Notes to condensed consolidated financial
                  statements                                                      F-6 - F-12

         Item 2.  Management's discussion and analysis of
                  financial condition

         Item 3.  Legal proceedings


Part II.  Other information


Signatures


                            CREATIVE BAKERIES, INC.

                  CONSOLIDTAED BALANCE SHEET - MARCH 31, 2000


                    ASSETS

Current assets:
  Cash and cash equivalents                                        $    119,946
  Accounts receivable, less allowance for doubtful
   accounts of $9,000                                                   275,805
  Inventories                                                           262,958
  Prepaid expenses and other current assets                              35,041
                                                                   ------------

    Total current assets                                                693,750
                                                                   ------------

Property and equipment, net                                             593,336
                                                                   ------------

Other assets:
  Goodwill, net of amortization                                         869,713
  Security deposits                                                       5,464
                                                                   ------------

                                                                        875,177
                                                                   ------------

                                                                   $  2,162,263
                                                                   ============



            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable, bank                                               $    137,424
  Loans payable, other                                                    7,500
  Accounts payable                                                      445,942
  Accrued expenses                                                      253,732
                                                                   ------------

    Total current liabilities                                           844,598
                                                                   ------------

Other liabilities:
  Deferred rent                                                         132,225
  Net liabilities of discontinued operations
   less assets to be disposed of                                        371,391
                                                                   ------------
                                                                        503,616
                                                                   ------------

Stockholders' equity:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, no shares issued and outstanding
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,245,250 shares                        5,245
  Additional paid in capital                                         11,364,074
  Deficit                                                           (10,478,385)
                                                                   ------------
                                                                        890,934
  Common stock held in treasury, 143,000 shares                         (76,885)
                                                                   ------------

                                                                        814,049
                                                                   ------------

                                                                   $  2,162,263
                                                                   ============







                See notes to consolidated financial statements.
                                                                             F-2

                            CREATIVE BAKERIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999




                                                             2000                   1999
                                                             ----                   ----
Net sales                                                 $ 824,603               $ 907,435

Cost of sales                                               681,457                 718,714
                                                          ---------               ---------

Gross profit                                                143,146                 188,721

Selling, general and administrative expenses                238,605                 297,106
                                                          ---------               ---------
Loss before other income (expenses) and
 discontinued operations                                    (95,459)               (108,385)
                                                          ---------               ---------

Other income (expenses):
  Sale of marketable securities                                                       3,216
  Miscellaneous income                                        4,500                  36,132
  Interest income                                             1,415                   2,077
  Interest expense                                           (3,243)                 (2,207)
                                                          ---------               ---------
                                                              2,672                  39,218
                                                          ---------               ---------
Loss from continuing operations                             (92,787)                (69,167)

Discontinued operations:
  Loss from operations of New York
   facility to be disposed of                               (21,977)                (29,722)
                                                          ---------               ---------
Net Loss                                                  $(114,764)              $ (98,889)
                                                          =========                 ========

Earnings per common share:
  Primary and fully diluted:
    Loss from continuing operations                       $   (0.02)              $   (0.01)
    Loss from discontinued operations                         (0.00)                  (0.01)
                                                          ---------               ---------
Net loss per common share                                 $   (0.02)              $   (0.02)
                                                          =========               =========
Weighted average number of common shares
 outstanding                                              5,245,250               5,243,750
                                                          =========               =========







                See notes to consolidated financial statements.

                            CREATIVE BAKERIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                          Common stock
                                                       ------------------
                                                       Number               Additional                                    Total
                                                         of                   Paid in       Accumulated     Treasury   Stockholders'
                                                       Shares     Amount      Capital         Deficit         Stock       Equity
                                                       ------     ------     ---------       ----------      -------     --------
Balance at December 31, 1998                          5,101,750   $5,102     $11,206,588    $(10,482,200)   $(247,369)  $ 482,121

Exercise of warrants on January 26, 1999                150,000      150         187,350                                  187,500

Common stock issued in settlement of accrued
  obligations                                            53,500       53         111,760                                  111,813

Cancellation of shares regarding the purchase
  of Chatterley Elegant Desserts, Inc.                  (60,000)     (60)             60

Fair market value of warrant to acquire 8,610
  shares of common stock issued to a lender in
  order to obtain financing for the purchase of
  the operating assets of Greenberg Desserts
  Associates Limited Partnership, valued at
  $.500 per share                                                                  4,305                                    4,305

Purchase of treasury stock                                                                                    (95,625)    (95,625)

Treasury stock issued in settlement of accrued
  obligations                                                                                                   8,750       8,750

Net income for the year ended December 31, 1999                                                  118,579                  118,579
                                                     ----------    -----      ----------     -----------      -------     -------
Balance at December 31, 1999                          5,245,250    5,245      11,510,063     (10,363,621)    (334,244)    817,443

Purchase of treasury stock                                                                                    (70,630)    (70,630)

Treasury stock issued upon exercise of warrant                                  (145,989)                     327,989     182,000

Net loss at March 31, 2000                                                                      (114,764)                (114,764)
                                                     ----------   ------     -----------    ------------     --------   ---------
                                                     (5,245,250)  $5,245     $11,364,074    $(10,478,385)    $(76,885)  $ 814,049
                                                     ==========   ======     ===========    ============     ========   =========

See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999




                                                             2000               1999
                                                             ----               ----

Operating activities:
  Loss from continuing operations                          $( 92,787)      $( 69,167)
  Adjustments to reconcile income from
   continuing operations to cash provided
   from continuing operations:
     Depreciation and amortization                            53,615          49,034
     Gain on sale of marketable securities                                    (3,216)
     Changes in other operating assets and
      liabilities from continuing operations:
        Accounts receivable                                   38,334         (38,233)
        Inventory                                             20,326         (31,533)
        Prepaid expenses and other current assets             52,689          (1,055)
        Accounts payable                                     (69,652)         (9,998)
        Accrued expenses and other current
         liabilities                                         (80,618)        148,386
        Deferred rent                                         (5,361)         (3,421)
                                                           ---------       ---------

        Net cash provided by (used in) operating
         activities                                          (83,454)         40,797
        Net cash used in discontinued operations             (21,577)       (187,882)
                                                           ---------       ---------
        Net cash used in operating activities               (105,031)       (147,085)
                                                           ---------       ---------

Investing activities:
  Proceeds from sale of marketable securities                                  4,533
  Purchase of property and equipment                                          (7,170)
                                                                           ---------
        Net cash used in investing activities                                 (2,637)
                                                                           ---------

Financing activities:
  Proceeds from issuance of common stock and warrants        182,000         187,500
  Purchase of treasury stock                                 (70,630)
  Payment of debt                                             (1,364)        (11,440)
                                                           ---------       ---------

        Net cash provided by financing activities            110,006         176,060
                                                           ---------       ---------

Net increase in cash and cash equivalents                      4,975          26,338

Cash and cash equivalents, beginning of period               114,971         129,626
                                                           ---------       ---------

Cash and cash equivalents, end of period                   $ 119,946       $ 155,964
                                                           =========       =========

Supplemental disclosures:
  Cash paid during the period:
    Interest paid during the period
      Continuing operations                                $   1,136       $   2,207
                                                           =========       =========
      Discontinued operations                              $       0       $       0
                                                           =========       =========






                See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999








1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1999 included in its Annual Report filed on Form 10-KSB.



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

         The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At March 31, 2000, the Company had uninsured cash balances of $55,110.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999








4.       Accounts receivable:


         Following is a summary of receivables at March 31, 2000:



                Trade accounts                                $284,805
                Less allowance for doubtful accounts            (9,000)
                                                              --------
                                                              $275,805
                                                              ========



         At March 31, 2000, accounts receivable in the amount of $284,805 was pledged as collateral in connection with the Company's line of credit.



5.       Inventories:


         Inventories at March 31 consist of :


                Finished goods                      $ 96,107
                Raw materials                         67,814
                Supplies                              99,037
                                                    --------
                                                    $262,958
                                                    ========




6.       Property and equipment:


                Baking equipment                  $1,442,972
                Furniture and fixtures                78,864
                Leasehold improvements               180,422
                                                  ----------
                                                   1,702,258
                Less: Accumulated depreciation
                        and amortization           1,108,922
                                                  ----------
                                                  $  593,336
                                                  ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999









6.       Property and equipment (continued):

         Depreciation expense charged to operations was $33,387 and $35,056 in 2000 and 1999, respectively.

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



7.       Intangible assets:

         The acquisition agreement of Greenberg's - L.P. contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $6,250 in 2000 and 1999.

         The excess cost over the fair value of the net assets acquired from J.M. Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $20,228 in 2000 and 1999.



8.       Note payable, bank:

         As of March 31, 2000, the Company had an available revolving line of credit with Hudson United Bank in the amount of $150,000, of which $137,424 had been utilized at March 31, 2000. The interest rate at March 31, 2000 was 9.50%.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999




9.   Commitments and contingencies:

     The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004.

     The minimum future rentals on the baking facility is as follows:


                                                           Facility
                                                           --------

               March 31, 2001                              $200,000
               March 31, 2002                               200,000
               March 31, 2003                               200,000
               March 31, 2004                               200,000
               Thereafter                                   180,000
                                                           --------
                                                           $980,000
                                                           ========



     Rent expense for all operating leases amounted to $52,357 in 2000 and $77,421 in 1999.


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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



12.  Earnings per share:

     Primary earnings per share is computed based in the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods issued after December 15, 1997, entities with a loss from continuing operations, the exercise of any potential shares increases the number of shares outstanding and results in a lower loss per share. Thus, potential issuances are excluded from the calculation of earnings per share. These common stock purchase warrants amounted to 1,339,575 in 1999 and $2,485,000 in 1999.

     Reconciliation of shares used in computation of earnings per share:


                                                                  2000              1999
                                                                  ----              ----

                   Weighted average of shares actually
                     outstanding                               5,245,250         5,243,750

                   Common stock purchase warrants
                                                               ---------         ---------
                   Primary and fully diluted weighted
                     average common shares outstanding         5,245,250         5,243,750
                                                               =========         =========



13.  Supplemental schedule of non-cash investing and financing activities:


                                                        2000          1999
                                                        ----          ----
         Issuance of common shares in consideration
          of legal, consulting fees and other
          obligations                                   $   0       $100,000
                                                        -----       --------

                                                        $   0       $100,000
                                                        =====       ========



                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999




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

     The maturities of the notes are as follows:

            March 31, 2001                     $147,500
            March 31, 2002                       73,750
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

     Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc.
      consisted of the following as of March 31, 2000:

         Liabilities:
                  Accounts payable                 $198,323
                  Accrued expenses                  407,321
                                                   --------
                                                    605,644
                                                   --------
         Assets:
                  Notes receivable                  221,250
                  Interest receivable                 6,753
                  Covenant not to compete             6,250
                                                   --------
                                                    234,253
                                                   --------

                                                   $371,391
                                                   ========


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


14.  Discontinued operations (continued):

     Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the three months ended March 31, 2000 and 1999 is as follows:


                                                     2000             1999
                                                     ----             ----
           Operating expenses                        $  26,665        $ 35,360
                                                     ---------         -------

           Net loss from operations                   (26,665)         (35,360)

           Interest income                              4,688            5,638
                                                     ---------         -------

           Net loss from discontinued operations     $(21,977)        $(29,722)
                                                     =========         =======


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2000.

                                            CREATIVE BAKERIES, INC.

                                            By: /s/ Philip Grabow
                                                -----------------------
                                                Philip Grabow
                                                President and Chief
                                                Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 15, 2000.

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


-----------------------


                                     Director
-----------------------
Richard Fechtor

/s/Raymond J. McKinstry              Director
-----------------------
Raymond J. McKinstry

/s/Kenneth Sitomer                   Director
-----------------------
Kenneth Sitomer

/s/Karen Brenner                     Director
-----------------------
Karen Brenner


/s/ Yona Gonen                       Director
-----------------------
Yona Gonen