Form 10QSB
period 2000-06-30
CREATIVE BAKERIES INC
filed 2000-08-14
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2000
                                         -------------
                                       or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939

             For the transition period from __________ to __________


Commission File Number:  1-13984
                         -------

                             CREATIVE BAKERIES, INC.
        (Exact name of small business issuer as specified in its charter)



          New York                              22-3576940
--------------------------------           ----------------------
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

                                    YES  X  NO
                                        ---   ---


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at June 30, 2000
 --------------------------                         ----------------------------
Common Stock, par value $0.001
 per share                                                     5,245,250


                                      INDEX

Part I.   Financial information


          Item 1.    Condensed consolidated financial statements:

                     Balance sheet as of June 30, 2000                          F-2

                     Statement of operations for the six and
                     three months ended June 30, 2000 and 1999                  F-3

                     Statement of stockholders' equity for the
                     period January 1, 1999 to June 30, 2000                    F-4

                     Statement of cash flows for the six
                     months ended June 30, 2000 and 1999                        F-5

                     Notes to condensed consolidated financial
                     statements                                             F-6 - F-12

          Item 2.    Management's discussion and analysis of
                     financial condition

          Item 3.    Legal proceedings


Part II.  Other information


Signatures

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET - JUNE 30, 2000
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                                   $    172,674
  Accounts receivable, less allowance for doubtful
   accounts of $9,000                                                              405,060
  Inventories                                                                      269,555
  Prepaid expenses and other current assets                                         23,452
                                                                              ------------
    Total current assets                                                           870,741
                                                                              ------------
Property and equipment, net                                                        559,950
                                                                              ------------

Other assets:
  Goodwill, net of amortization                                                    849,485
  Security deposits                                                                  5,464
                                                                              ------------
                                                                                   854,949
                                                                              ------------
                                                                              $  2,285,640
                                                                              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Notes payable, bank                                                         $    128,284
  Loans payable, other                                                               7,500
  Accounts payable                                                                 545,262
  Payroll taxes payable                                                             45,370
  Accrued expenses                                                                 241,189
                                                                              ------------
    Total current liabilities                                                      967,605
                                                                              ------------
Other liabilities:
  Deferred rent                                                                    126,864
  Net liabilities of discontinued operations less
   assets to be disposed of                                                        404,771
                                                                              ------------
                                                                                   531,635
                                                                              ------------

Stockholders' equity:
  Preferred stock, $.001 par value, authorized 2,000,000
   shares; none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued 5,245,250 shares                                                   5,245
  Additional paid in capital                                                    11,364,074
  Deficit                                                                      (10,482,603)
                                                                              ------------
                                                                                   886,716
  Common stock held in treasury, 178,500 shares                                   (100,316)
                                                                              ------------
                                                                                   786,400
                                                                              ------------
                                                                              $  2,285,640
                                                                              ============

            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                  Six Months                    Three Months
                                                Ended June 30,                 Ended June 30,
                                             2000            1999           2000           1999
                                             ----            ----           ----           ----
Net sales                                 $ 2,108,727    $ 2,036,252    $ 1,284,124    $ 1,128,817

Cost of sales                               1,680,344      1,611,200        998,887        892,486
                                          -----------    -----------    -----------    -----------

Gross profit                                  428,383        425,052        285,237        236,331

Selling, general and administrative
 expenses                                     523,295        529,842        287,933        232,736
                                          -----------    -----------    -----------    -----------

Income (loss) from continuing
 operations and other income (expenses)       (94,912)      (104,790)        (2,696)         3,595
                                          -----------    -----------    -----------    -----------

Other income (expenses):
  Sale of marketable securities                                3,216
  Miscellaneous income                          4,500         42,345          3,243          6,213
  Interest income                               2,881          4,248          1,466          2,171
  Interest expense                             (6,986)        (5,629)        (3,743)        (3,422)
                                          -----------    -----------    -----------    -----------
                                                  395         44,180            966          4,962
                                          -----------    -----------    -----------    -----------

Income (loss) from continuing
 operations                                   (94,517)       (60,610)        (1,730)         8,557

Discontinued operations:
  Income (loss) from operations of
   New York facility to be disposed of        (24,465)        23,815         (2,488)        53,537
                                          -----------    -----------    -----------    -----------

Net income (loss)                         ($  118,982)   ($   36,795)   ($    4,218)   $    62,094
                                          ===========    ===========    ===========    ===========

Earnings per common share:
  Primary and fully diluted:
    Income (loss) on continuing
     operations                           ($     0.02)   ($     0.01)   $      0.00    $      0.00
    Income (loss) from discontinued
     operations                                  0.00           0.00           0.00           0.01
                                          -----------    -----------    -----------    -----------

Net income (loss) per common share        ($     0.02)   ($     0.01)   $      0.00    $      0.01
                                          ===========    ===========    ===========    ===========

Weighted average number of common
 shares  outstanding                        5,245,250      5,241,360      5,245,250      5,304,508
                                          ===========    ===========    ===========    ===========



            See notes to condensed consolidated financial statements.

                             CREATIVE BAKERIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        JANUARY 1, 1999 TO JUNE 30, 2000


                                                        Common stock
                                                   ----------------------

                                                   Number                   Additional                                    Total
                                                     of                       Paid in      Accumulated     Treasury  Stockholders'
                                                   Shares         Amount      Capital        Deficit         Stock       Equity
                                                   ------         ------      -------        -------         -----       ------

Balance at December 31, 1998                      5,101,750     $  5,102   $11,206,588    ($10,482,200)    ($247,369)   $482,121

Exercise of warrants on January 26, 1999            150,000          150       187,350                                   187,500

Common stock issued in settlement of accrued
   obligations                                       53,500           53       111,760                                   111,813

Cancellation of shares regarding the purchase of
   Chatterley Elegant Desserts, Inc.                (60,000)         (60)           60

Fair market value of warrant to acquire 8,610
  shares of common stock issued to a lender in
  order to obtain financing for the purchase of
  the operating assets of Greenberg Desserts
  Associates Limited Partnership, valued at
  $.500 per share                                                                4,305                                     4,305

Purchase of treasury stock                                                                                   (95,625)    (95,625)

Treasury stock issued in settlement of accrued
   obligations                                                                                                 8,750       8,750

Net income for the year ended December 31, 1999                                                118,579                   118,579
                                                  ---------     --------   -----------     -----------      --------    --------
Balance at December 31, 1999                      5,245,250        5,245    11,510,063     (10,363,621)     (334,244)    817,443

Purchase of treasury stock                                                                                   (94,061)    (94,061)

Treasury stock issued upon exercise of warrant                                (145,989)                      327,989     182,000

Net loss for the six months ended June 30, 2000                                               (118,982)                 (118,982)
                                                  ---------     --------   -----------     -----------      --------    --------
                                                 (5,245,250)   $   5,245   $11,364,074    ($10,482,603)    ($100,316)   $786,400
                                                  =========    =========   ===========     ===========      ========    ========


                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                      2000         1999
                                                                                      ----         ----

Operating activities:
  Loss from continuing operations                                                  ($ 94,517)   ($ 60,610)
  Adjustments to reconcile loss from
   continuing operations to cash used in continuing
    operations:
     Depreciation and amortization                                                   107,230       98,501
     Gain on sale of marketable securities                                                          3,216
   Changes in other operating assets and liabilities
    from continuing operations:
     Accounts receivable                                                             (90,921)    (133,272)
     Inventory                                                                        13,729       55,315
     Prepaid expenses and other current assets                                        64,278        6,810
     Accounts payable                                                                 29,670        8,760
     Accrued expenses and other current liabilities                                  (38,629)      77,229
     Deferred rent                                                                   (10,722)      (6,847)
                                                                                   ---------    ---------

     Net cash provided by (used in) operating
      activities                                                                     (19,882)      49,102
     Net cash provided by (used in) discontinued
      operations                                                                       9,150     (125,686)
                                                                                   ---------    ---------

     Net cash used in operating activities                                           (10,732)     (76,584)
                                                                                   ---------    ---------

Investing activities:
  Proceeds from sale of marketable securities                                                       4,533
  Purchase of property and equipment                                                              (16,229)
                                                                                                ---------

     Net cash used in investing activities                                                        (11,696)
                                                                                                ---------

Financing activities:
  Proceeds from issuance of common stock and
   warrants                                                                          182,000      187,500
  Purchase of treasury stock                                                         (94,061)
  Payment of debt                                                                    (19,504)     (19,494)
                                                                                   ---------    ---------

     Net cash provided by financing activities                                        68,435      168,006
                                                                                   ---------    ---------

Net increase in cash and cash equivalents                                             57,703       79,726

Cash and cash equivalents, beginning of period                                       114,971      129,626
                                                                                   ---------    ---------

Cash and cash equivalents, end of period                                           $ 172,674    $ 209,352
                                                                                   =========    =========

Supplemental disclosures:
  Cash paid during the period:
    Interest paid during the period
      Continuing operations                                                        $   4,379    $   5,629
                                                                                   =========    =========
      Discontinued operations                                                      $       0    $       0
                                                                                   =========    =========

            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999



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

        The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At June 30, 2000, the Company had uninsured cash balances of $72,674.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


4.      Accounts receivable:

        Following is a summary of receivables at June 30, 2000:

               Trade accounts                                    $414,060
               Less allowance for doubtful accounts             (   9,000)
                                                                 --------
                                                                 $405,060
                                                                 ========


        At June 30, 2000, accounts receivable in the amount of $414,060 was pledged as collateral in connection with the Company's line of credit.

5.      Inventories:

        Inventories at June 30 consist of :


               Finished goods                                    $ 94,344
               Raw materials                                       72,780
               Supplies                                           102,431
                                                                 --------
                                                                 $269,555
                                                                 ========


6.       Property and equipment:


               Baking equipment                                $1,442,972
               Furniture and fixtures                              78,864
               Leasehold improvements                             180,422
                                                               ----------
                                                                1,702,258
               Less:  Accumulated depreciation
                       and amortization                         1,142,308
                                                               ----------
                                                               $  559,950
                                                               ==========


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


6.      Property and equipment (continued):

        Depreciation expense charged to operations was $54,274 and $58,045 in 2000 and 1999, respectively.

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



7.      Intangible assets:

        The acquisition agreement of Greenberg's - L.P. contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $12,500 in 2000 and 1999.

        The excess cost over the fair value of the net assets acquired from J.M.
         Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $40,456 in 2000 and 1999.

8.      Note payable, bank:

        As of June 30, 2000, the Company had an available revolving line of credit with Hudson United Bank in the amount of $150,000, of which $128,284 had been utilized at June 30, 2000. The interest rate at June 30, 2000 was 9.50%.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

9.      Commitments and contingencies:

        The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004.

        The minimum future rentals on the baking facility is as follows:


                                                        Facility
                                                        --------
                        June 30, 2001                   $200,000
                        June 30, 2002                    200,000
                        June 30, 2003                    200,000
                        June 30, 2004                    200,000
                        Thereafter                       130,000
                                                        --------
                                                        $930,000
                                                        ========


        Rent expense for all operating leases amounted to $104,498 in 2000 and $105,895 in 1999.


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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

12.     Earnings per share:

        Primary earnings per share is computed based in the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods issued after December 15, 1997, entities with a loss from continuing operations, the exercise of any potential shares increases the number of shares outstanding and results in a lower loss per share. Thus, potential issuances are excluded from the calculation of earnings per share. These common stock purchase warrants amounted to 1,339,575 in 2000 and 2,485,000 in 1999.

        Reconciliation of shares used in computation of earnings per share:

                                                                        2000               1999
                                                                        ----               ----
               Weighted average of shares actually
                 outstanding                                         5,245,250          5,271,360

               Common stock purchase warrants
                                                                     ---------          ---------
               Primary and fully diluted weighted
                 average common shares outstanding                   5,245,250          5,271,360
                                                                     =========          =========


13.     Supplemental schedule of non-cash investing and financing activities:


                                                                         2000             1999
                                                                         ----             ----

            Issuance of common shares in consideration
              of legal, consulting fees and other
              obligations                                               $     0         $111,812
                                                                        -------         --------

                                                                        $     0         $111,812
                                                                        =======         ========


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

        The maturities of the notes are as follows:


                      June 30, 2001                       $ 73,750
                      June 30, 2002                        110,625
                                                          --------
                                                          $184,375
                                                          ========


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

        Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc.
         consisted of the following as of June 30, 2000:


                 Liabilities:
                    Accounts payable                     $185,120
                    Accrued expenses                      405,648
                                                         --------
                                                          590,768
                                                         --------
                 Assets:
                    Notes receivable                      184,375
                    Interest receivable                     1,622
                                                         --------
                                                          185,997
                                                         --------
                                                         $404,771
                                                         ========


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


14.     Discontinued operations (continued):

        Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the six months ended June 30, 2000 and 1999 is as follows:

                                                                   2000                   1999
                                                                   ----                   ----

              Operating expenses                                  $33,615                $66,181
                                                                  -------                -------

              Net loss from operations                           ( 33,615)              ( 66,181)

              Settlement income                                                           79,065

              Interest income                                       9,150                 10,931
                                                                  -------                -------

              Net income (loss) from discontinued
               operations                                        ($24,465)               $23,815
                                                                  =======                =======

                                                                            F-12






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

At June 30, 2000 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $8,942,204 which can be used to reduce the tax on income up to that amount through the year 2011.

b. Results of Operations (continuing ) for three months ending June 30, 2000 vs.
   three months ended June 30, 1999:

The Company's consolidated revenues aggregated $1,284,124 vs. $1,128,817. The cost of goods sold was $998,887 vs. $892,486. Operating expenses were $291,676
vs. $232,736. As a result, the loss from operations for the second quarter 2000 was $6,439 vs. a gain of 3,595 for second quarter 1999.

The net interest expense for the quarter was $0.

Net loss from discontinued operations was $2,488 for 2nd quarter 2000 or ($.005) per share vs. gain of $53,537 for 2nd quarter 1999 or $.01 per share.

The resulting net loss aggregated $4,218 for 2nd quarter 2000 or ($.005) per share vs. a net gain of $62,094 for 2nd quarter 1999 or $.02 per share. The gains in 1999 were a result one time net other income.

Batter Bake-Chatterley Inc., (the BBC subsidiary) offers a line of batter and frozen finished cakes, muffins, tart shells and other desserts. BBC's financial records and affairs are kept separate from the parent but included in the consolidated financial statements at June 30, 2000 and 1999.






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

In connection with the restructuring plan, management has written down property
& equipment at the WGJ subsidiary as of June 30, 2000 to $0.

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






In June 1995, The Company issued 180,000 shares of common stock to unrelated parties for $600,000 and in August 1995, the Company issued 60,000 shares of its common stock to unrelated parties for $200,000. In connection with the acquisition of Greenberg's- L.P., the Company received $2,000,000 from the sale of two notes to InterEquity Capital Partners, L.P. ("InterEquity"). During
October 1995, the Company received net proceeds of $4,900,000 from the sale of 1,150,000 shares of its common stock in an initial public offering. During
January 1997 the Company received net proceeds of $1,747,500 from the private placement of 1,875,500 common stock purchase warrants at $1.10 per warrant.
During October 1997 the Company received net proceeds of $883,000 from the exercise of a portion of these common stock warrants. During January 1999, the Company received a further $187,500 from the exercise of another 150,000 of these warrants. Of the $5,700,000 proceeds from the aforementioned stock sales:
(i) $2,125,000 was issued to repay the Inter-Equity debt including interest;
(ii) $2,615,000 was used in operations; (iii) $765,00 was used to purchase property, equipment and leaseholds; and (iv) $195,000 was used for general corporate purposes. The $1,650,000 proceeds from the private placement warrants was used to acquire JMS. Of the $1,071,000 proceeds from the exercise of warrants $325,000 was used for consolidation and merger of JMS and Chatterley and the balance is being used for corporate purposes and to fund new business.

As of June 30, 2000, the Company (continuing operations) has a negative working capital of approximately $96,863 as compared to a negative working capital of $199,750 at June 30, 1999. During 1997, 1998 and 1999 Management took actions aimed at restructuring the Company in order to reduce operating costs and enhance the Company's focus and efficiency. Pursuant to the restructuring a new management team was put into place, executive contracts and leases were renegotiated and certain positions were eliminated and an exit strategy out of retailing was completed. The Company is continuing to seek new and profitable avenues of growth during 2000.







                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2000.

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




