Form 10QSB
period 2000-09-30
CREATIVE BAKERIES INC
filed 2000-11-14
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


       (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

       ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939

         For the transition period from _______________ to _____________


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

                                    YES X NO

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at September 30, 2000
------------------------------                 ---------------------------------
Common Stock, par value $0.001
 per share                                                  5,245,250

                                      INDEX


Part I.  Financial information

         Item 1.       Condensed consolidated financial statements:

                       Balance sheet as of September 30, 2000                     F-2

                       Statement of operations for the nine and
                       three months ended September 30, 2000 and 1999             F-3

                       Statement of stockholders' equity for the
                       period January 1, 1999 to September 30, 2000               F-4

                       Statement of cash flows for the nine
                       months ended September 30, 2000 and 1999                   F-5

                       Notes to condensed consolidated financial
                       statements                                             F-6 - F-12

         Item 2.       Management's discussion and analysis of
                       financial condition



Part II.  Other information

Signatures

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2000
                                   (Unaudited)

                                     ASSETS
Current assets:

  Cash and cash equivalents                                             $     19,866
  Accounts receivable, less allowance for doubtful
   accounts of $15,000                                                       316,874
  Inventories                                                                302,670
  Prepaid expenses and other current assets                                   21,522
                                                                        ------------
    Total current assets                                                     660,932
                                                                        ------------
Property and equipment, net                                                  521,706
                                                                        ------------
Other assets:
  Goodwill, net of amortization                                              829,257
  Security deposits                                                            5,464
                                                                        ------------
                                                                             834,721
                                                                        ------------

                                                                         $ 2,017,359
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, bank                                                     $  120,649
  Loans payable, other                                                         7,500
  Accounts payable                                                           542,600
  Payroll taxes payable                                                       45,750
  Accrued expenses                                                           187,018
                                                                        ------------
    Total current liabilities                                                903,517
                                                                        ------------

Other liabilities:
  Deferred rent                                                              121,503
  Net liabilities of discontinued operations less
   assets to be disposed of                                                  391,166
                                                                        ------------
                                                                             512,669
                                                                        ------------
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 2,000,000
   shares; none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued 5,245,250 shares                                             5,245
  Additional paid in capital                                              11,364,074
  Deficit                                                                (10,649,117)
                                                                        ------------
                                                                             720,202
  Common stock held in treasury, 208,500 shares                             (119,029)
                                                                         -----------
                                                                             601,173
                                                                        ------------
                                                                        $  2,017,359
                                                                        ============

            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                       Nine Months                        Three Months
                                                   Ended September 30,                  Ended September 30,
                                                2000                1999             2000              1999
                                                ----                ----             ----              ----
Net sales                                    $3,063,675         $3,235,709        $  954,948       $1,199,457

Cost of sales                                 2,541,486          2,655,469           861,142        1,044,269
                                             ----------         ----------        ----------       ----------

Gross profit                                    522,189            580,240            93,806          155,188

Selling, general and administrative
 expenses                                       795,758            671,041           272,463          141,199
                                             ----------         ----------        ----------       ----------

Loss before other income (expenses)
 and discontinued operations                   (273,569)           (90,801)         (178,657)          13,989
                                             ----------         ----------        ----------       ----------

Other income (expenses):
  Sale of marketable securities                                      3,216
  Gain on sale of equipment                       5,750                                5,750
  Miscellaneous income                            6,791             47,976             2,291            5,631
  Interest income                                 3,619              6,219               738            1,971
  Interest expense                               (8,025)           (12,505)           (1,039)          (6,876)
                                             ----------         ----------        ----------       ----------
                                                  8,135             44,906             7,740              726
                                             ----------         ----------        ----------       ----------

Income (loss) from
 continuing operations                         (265,434)           (45,895)         (170,917)          14,715

Discontinued operations:
  Income (loss) from operations of
   New York facility to be disposed of          (20,062)            (3,974)            4,403          (27,789)
                                             ----------         ----------        ----------       ----------

Net loss                                     $ (285,496)        $  (49,869)       $ (166,514)      $  (13,074)
                                             ==========         ==========        ==========       ==========

Earnings per common share:
  Basic and fully diluted:
    Income (loss) from continuing
     operations                              $    (0.05)        $    (0.01)       $    (0.03)      $    (0.00)
    Income (loss) from discontinued
     operations                                   (0.00)             (0.00)             0.00            (0.00)
                                            -----------         ----------        ----------       ----------

Net loss per common share                    $    (0.05)        $    (0.01)       $    (0.03)      $    (0.00)
                                            ===========         ==========        ===========      ==========

Weighted average number of common
 shares outstanding                           5,245,250          5,282,781         5,245,250        5,305,250
                                            ===========         ==========        ==========       ==========


            See notes to condensed consolidated financial statements.

                             CREATIVE BAKERIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      JANUARY 1, 1999 TO SEPTEMBER 30, 2000


                                                              Common stock
                                                           -------------------
                                                            Number            Additional                             Total
                                                              of               Paid in    Accumulated   Treasury  Stockholders'
                                                            Shares    Amount   Capital      Deficit       Stock      Equity
                                                            -------   ------   -------      -------       ----       ------
                                                                                          C>
Balance at January 1, 1999                                 5,101,750  $5,102  $11,206,588 ($10,482,200) ($247,369)  $482,121

Exercise of warrants on January 26, 1999                     150,000     150      187,350                            187,500

Common stock issued in settlement of accrued
 obligations                                                  53,500      53      111,760                            111,813

Cancellation of shares regarding the purchase of
 Chatterley Elegant Desserts, Inc.                           (60,000)    (60)          60

Fair market value of warrant to acquire 8,610 shares of
 common stock issued to a lender in order to obtain
 financing for the purchase of the operating assets of
 Greenberg Desserts Associates Limited Partnership, valued
 at $.500 per share                                                                 4,305                              4,305

Purchase of treasury stock                                                                                (95,625)   (95,625)

Treasury stock issued in settlement of accrued obligations                                                  8,750      8,750

Net income for the year ended December 31, 1999                                                118,579               118,579
                                                           ---------  ------  -----------  -----------   --------   --------

Balance at December 31, 1999                               5,245,250   5,245   11,510,063  (10,363,621)  (334,244)   817,443

Purchase of treasury stock                                                                               (112,774)  (112,774)

Treasury stock issued upon exercise of warrant                                   (145,989)                327,989    182,000

Net loss for the nine months ended September 30, 2000                                         (285,496)             (285,496)
                                                           ---------  ------  -----------  -----------   --------   --------

                                                          (5,245,250) $5,245  $11,364,074 ($10,649,117) ($119,029)  $601,173
                                                           =========  ======  ===========  ===========   ========   ========


                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                                                 2000               1999
                                                                                                 ----               ----
Operating activities:

  Loss from continuing operations                                                              $(265,434)          $(45,895)
  Adjustments to reconcile loss from continuing operations to cash provided from continuing operations:
     Depreciation and amortization                                                               156,602             88,702
     Gain on sale of equipment                                                                    (5,750)
     Gain on sale of marketable securities                                                                            3,216
   Changes in other operating assets and liabilities from continuing operations:
     Accounts receivable                                                                          (2,735)           (93,902)
     Inventory                                                                                   (19,386)           (19,315)
     Prepaid expenses and other current assets                                                    66,208              9,600
     Accounts payable                                                                             27,007             41,272
     Accrued expenses and other current liabilities                                             (101,583)            86,024
     Deferred rent                                                                               (16,083)           (10,271)
                                                                                                --------           --------

     Net cash provided by (used in) operating activities                                        (161,154)            59,431
     Net cash provided by (used in) discontinued operations                                          112            (92,047)
                                                                                                --------           --------

     Net cash used in operating activities                                                      (161,042)           (32,616)
                                                                                                --------           --------

Investing activities:
  Proceeds from sale of marketable securities                                                                         4,533
  Proceeds from sale of equipment                                                                 25,000
  Purchase of property and equipment                                                             (10,150)           (27,029)
                                                                                                --------           --------

     Net cash provided by (used in) investing activities                                          14,850            (22,496)
                                                                                                --------           --------

Financing activities:
  Proceeds from issuance of common stock and warrants                                            182,000            187,500
  Purchase of treasury stock                                                                    (112,774)           (17,250)
  Payment of debt                                                                                (18,139)           (37,249)
                                                                                                --------           --------

     Net cash provided by financing activities                                                    51,087            133,001
                                                                                                --------           --------

Net increase (decrease) in cash and cash equivalents                                             (95,105)            77,889

Cash and cash equivalents, beginning of period                                                   114,971            129,626
                                                                                                --------           --------

Cash and cash equivalents, end of period                                                        $ 19,866           $207,515
                                                                                                ========           ========

Supplemental disclosures:
  Cash paid during the period:
    Interest paid during the period
      Continuing operations                                                                     $  5,418           $ 12,505
                                                                                                ========           ========
      Discontinued operations                                                                   $      0           $      0
                                                                                                ========           ========


            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

    The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. Cash and cash equivalents include all short-term debt securities with maturities of three months or less.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

4.  Accounts receivable:


    Following is a summary of receivables at September 30, 2000:

               Trade accounts                                          $331,874
               Less allowance for doubtful accounts                     (15,000)
                                                                       --------
                                                                       $316,874
                                                                       ========


    At September 30, 2000, accounts receivable in the amount of $331,874 was pledged as collateral in connection with the Company's line of credit.


5.  Inventories:

    Inventories are stated at the lower of cost or market and consist of:

               Finished goods                                          $122,334
               Raw materials                                            107,895
               Supplies                                                  72,441
                                                                       --------
                                                                       $302,670
                                                                       ========

6.  Property and equipment:



               Baking equipment                                        $1,386,476
               Furniture and fixtures                                      78,864
               Leasehold improvements                                     180,422
                                                                       ----------
                                                                        1,645,762
               Less:  Accumulated depreciation
                       and amortization                                 1,124,056
                                                                       ----------

                                                                       $  521,706
                                                                       ==========


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


6.  Property and equipment (continued):

    Depreciation expense charged to operations was $95,918 and $88,702 in 2000 and 1999, respectively.

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

7.  Intangible assets:

    The acquisition agreement of Greenberg's - L.P. contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $12,500 in 2000 and $18,750 in 1999.

    The excess cost over the fair value of the net assets acquired from J.M.
     Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $60,684 in 2000 and 1999.

8.  Note payable, bank:

    As of September 30, 2000, the Company had an available revolving line of credit with Hudson United Bank in the amount of $150,000, of which $120,649 had been utilized. The interest rate at September 30, 2000 was 9.50%.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

9.  Commitments and contingencies:

    The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004.

    The minimum future rentals on the baking facility is as follows:

                                                     Facility
                                                     ---------
          September 30, 2001                         $200,000
          September 30, 2002                          200,000
          September 30, 2003                          200,000
          September 30, 2004                          200,000
          Thereafter                                   80,000
                                                     --------
                                                     $880,000
                                                     ========

    Rent expense for all operating leases amounted to $156,856 in 2000 and $158,252 in 1999.


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

    Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carryforward of $8,942,204, which expires at the end of the years 2010 through 2013. The Company has made no provision for a deferred tax asset due to the net operating loss carryforward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely than not to be realized.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

12. Earnings per share:

    Primary earnings per share is computed based in the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods issued after December 15, 1997, entities with a loss from continuing operations, the exercise of any potential shares increases the number of shares outstanding and results in a lower loss per share. Thus, potential issuances are excluded from the calculation of earnings per share. These common stock purchase warrants amounted to 1,339,575 in 2000 and 1,689,575 in 1999.

    Reconciliation of shares used in computation of earnings per share:

                                                                   2000               1999
                                                                   ----               ----
               Weighted average of shares actually
                 outstanding                                    5,245,250          5,282,781

               Common stock purchase warrants
                                                                ---------          ---------
               Primary and fully diluted weighted
                 average common shares outstanding              5,245,250          5,282,781
                                                                =========          =========


13. Supplemental schedule of non-cash investing and financing activities:


                                                                  2000             1999
                                                                   ----             ----
              Issuance of common shares in consideration
                of legal, consulting fees and other
                obligations                                      $     0           $120,562
                                                                 =======           ========

              Purchase of new equipment through a
                capital lease                                    $     0           $ 43,200
                                                                 =======           ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

    The maturities of the notes are as follows:

            September 30, 2001                             $ 73,750
            September 30, 2002                               73,750
            September 30, 2003                               36,875
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

    Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc.
     consisted of the following as of September 30, 2000:

            Liabilities:
               Accounts payable                           $175,918
               Accrued expenses                            405,648
                                                          --------
                                                           581,566
                                                          --------
            Assets:
               Notes receivable                            184,375
               Interest receivable                           6,025
                                                          --------
                                                           190,400
                                                          --------
                                                          $391,166
                                                          ========


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


14. Discontinued operations (continued):

    Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the nine months ended September 30, 2000 and 1999 is as follows:


                                                                                    2000                   1999
                                                                                    ----                   ----
              Operating expenses                                                  $ 33,615               $99,897
                                                                                  --------               -------
              Net loss from operations                                             (33,615)              (99,897)

              Settlement income                                                                           80,005

              Interest income                                                       13,553                15,918
                                                                                  --------               -------
              Net loss from discontinued
               operations                                                         $(20,062)              $(3,974)
                                                                                  ========               =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

GENERAL:

The company's financial results for the third quarter of 2000 were disappointing. Sales were down, resulting in a net loss. Last year corresponding quarter the company had received a substantial order from a major chain. Due to consolidation they did not choose to renew this order.

However, we have been pursuing new business aggressively and have approval on our new single serve (mini cake from a major chain which potentially could increase our business by 50%). This item will also increase our margins because of production efficiencies.

Other chains have also expressed interest in the single serve cakes. The introduction of the Healthy Bakery Sugar Free mini single serve cakes will take place the first quarter of 2001.

At Sep. 30, 2000 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $8,942,204 which can be used to reduce the tax on income up to that amount through the year 2011.

b. RESULTS OF OPERATIONS:

Results of Operations (continuing) for three months ending Sep. 30, 2000 vs. three months ended Sep. 30, 1999:

The Company's consolidated revenues aggregated $954,948 in the 3rd quarter 1999 vs. $1,199,457 in the 3rd quarter 1999. The cost of goods sold was $861,142 vs. $1,044,269. Operating expenses were $265,477 vs. $141,199. As a result, the loss from operations was $171,671 vs. income of $13,989.

The net interest expense for the 3rd quarter of 2000 was $8,025. Other income (expense) including interest for 3rd quarter of 2000 amounted to $754. The resulting net loss from continuing operations aggregated $170,917 for 3rd quarter 1999 or ($.03) per share vs. a net income of $14,715 for the 3rd quarter 1999 or $.01 per share.

Net income from discontinued operations was $4,403 for 3rd quarter 2000 or $.01 per share vs. net loss of $27,789 for 3rd quarter 1999 or ($.01) per share.

The resulting net loss aggregated $166,514 for 3rd quarter 2000 or ($.03) per share vs. a net loss of $13,074 for 3rd quarter 1999 or ($.01) per share.

Batter Bake-Chatterley Inc., (the BBC subsidiary) offers a line of batter and frozen finished cakes, muffins, tart shells and other desserts.

c. PLAN OF OPERATION:

The next phase in the company's plan of action is to build up the wholesale end of its business with fewer, newer and more profitable products. This process includes the following:

Calling on supermarket headquarters and chain restaurant accounts. Brokers have been appointed and sales calls and visits are being made.

Introduce single serve cakes under The Healthy Bakery brand. This has already begun and supermarket chains throughout the country have either expressed interest or made commitments

Enter into co-packing arrangements whereby the company would introduce private label products of other bakery operations.

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

As of Sep. 30, 2000, the Company (continuing operations) has a negative working capital of approximately $242,585 as compared to a negative working capital of $200,939 at Sep. 30, 1999.

The Company is continuing to seek new and profitable avenues of growth. Reception to our new mini cakes has been encouraging. Future plans call for producing these products sugar free for people on special diets.

The Company is still on a stock repurchase program. It will continue repurchasing stock at opportune moments. This stock will be used to cover options/acquisitions. The Company will continue to seek out potential candidates for merger or acquisition that meet its specific needs.

                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on Nov. 14, 2000.


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


/s/ Yona Gonen                                   Director
----------------------
Yona Gonen
