Form 10KSB
period 2000-12-31
CREATIVE BAKERIES INC
filed 2001-03-30
CIK 949721

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                  For the fiscal year ended: December 31, 2000

                         Commission File Number: 0-18711


                             Creative Bakeries, Inc.
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           New York                                     13-3832215
-------------------------------                    ---------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

20 Passaic Avenue, Fairfield, NJ                            07004
----------------------------------------             -------------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's telephone number:   (973) 808-8248

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange on
Title of Each Class                                  Which Registered
-------------------                                  ----------------
Common Stock, $.001 per share                             NASDAQ

Securities registered under Section 12 (g) of the Exchange Act:  None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenue for its most recent fiscal year was $4,377,601. As of December 31, 2000 there were 5,245,250 shares of Company's Common Stock, par value $.001 per share, outstanding. The aggregate market value of the voting stock of the issuer on December 31, 2000 was approximately 629,430.00.

           Transitional Small Business Disclosure Format (check one):

                    Yes                        No  X
                       ---                        ---

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

     Creative Bakeries, Inc. ("Creative"), offers a broad line of premium quality pastries, cakes, pies, cookies and other assorted desserts which are produced at its baking facility. Such baked goods are marketed and distributed on a wholesale basis to supermarkets, restaurants and institutional dining facilities.

     Creative was incorporated in November 1993. The Company's executive offices are located at 20 Passaic Avenue, Fairfield, NJ 07004 and its telephone number is (973) 808-8248.

     The company had two subsidiaries. The William Greenberg Jr. subsidiary has been sold and it now has one subsidiary known as Batter Bake - Chatterley (BBC).

BUSINESS STRATEGY

     The Company's business strategy is comprised of the following:

     Retail: Over the past two years the company has eliminated its retail operations.

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

     Kosher Foods. The Company also is seeking to benefit from the growth of the kosher food industry. According to Prepared Foods, the kosher food industry generated approximately $33 billion in sales in 1994 and has been growing at a rate of approximately 15% per annum. The company's BBC Subsidiary has a kosher certification and the Company believes that it can benefit from the projected growth of this market.

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

     The Company's subsidiary has kosher certification and the Company believes that it can capitalize on the projected growth of this market. The Company believes that its kosher certifications will enable it to better penetrate certain market areas. The Company's products are not kosher for Passover.

CUSTOMERS

RETAIL

     The WGJ Subsidiary which sold its products directly to individual consumers has been sold to a retail operator.

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

EMPLOYEES

     As of April 1, 2001, the BBC Subsidiary together with Creative had approximately 41 full-time employees, of whom 36 are employed in production, 2 in sales, 1 in administration and 2 in executive positions. The BBC Subsidiary does not have a union and the Company believes that it has good relations with its employees.


ITEM 2.  DESCRIPTION OF PROPERTY

     As of April 1, 2001, the Company leases in Fairfield, New Jersey 29,362 square feet for its baking facilities. The Company believes that its existing lease will be renewed when it expires in 2004 or alternative properties can be leased on acceptable terms. The Company believes that its present facilities are well maintained, in good condition and are suitable for the Company to continue to operate and meet its production needs in the foreseeable future. The Company is also considering subcontracting certain of its production requirements.

PLAN OF OPERATION

     In connection with the restructuring plan, management had written down its baking equipment, leasehold improvements and fixtures as of December 31, 1996, by approximately $ 850,000 in 1996 and to $35,000 in 1998 due to impairment in their value. In addition, management has determined unamortized goodwill of approximately $840,000 has no continuing value and accordingly it was written off during 1996. Finally, the Company had charged 1996 with a $ 450,000 provision for actions aimed at restructuring the Company, of which $370,159 was actually incurred as of December 31, 2000. This charge mainly comprises write-down of leasehold improvements on stores that have been closed down, provisions for lease obligations on certain retail stores, and charges for consultants involved in the restructuring. By taking the above actions, future periods will not be affected by amortization, depreciation or expense of these costs.

Future mergers and acquisitions:

     The Company continues to seek business in markets it does not currently serve and is continuing to pursue mergers and acquisition opportunities.

ITEM 3.  LEGAL PROCEEDING

                  There are no pending legal proceedings.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq Small Cap Market under the symbol "CBAK" and the Boston Exchange under the Trading symbol "BYK". The following table sets forth the range of quarterly high and low bid prices, as reported on the NASDAQ SmallCap Market, during the last two fiscal years through March 31, 2001.

Period                                      High               Low
------------------------------------------------------------------
FISCAL YEAR 1999:
First Quarter                               1 1/2            3/4
Second Quarter                              13/16            5/8
Third Quarter                               1/2              3/8
Fourth Quarter                              9/16             3/8
Fiscal Year 2000:
First Quarter                               11/16            7/16
Second Quarter                              7/8              1/2
Third Quarter                               3/4              1/2
Fourth Quarter                              1/8              .12


     The number of shareholders of record of the Common Stock on February 28, 2001 was 30 excluding 2,655,778 shares of Common Stock held by Cede & Co. The Company believes that it has in excess of 500 shareholders.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

General

     The Company had licensed William Greenberg Jr. to a retail operator. During the 4the quarter of 2000 the company also sold the license to the same operator.

     At December 31, 2000 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately 7,897,694 which can be used to reduce the tax on income up to that amount through the year 2018.

Results of Operations

     The Company's consolidated revenues from continuing operations aggregated $4,377,601 and $4,500,405 for the years ended December 31, 2000 and 1999 respectively, a decrease of 2%. The cost of goods sold was $3,606,332 and $3,485,812 for 2000 and 1999 respectively, an increase of 4%. Operating expenses were $1,053,350 and $1,123,732 for 2000 and 1999 respectively, a decrease of 6%. As a result, the loss from continuing operations was $282,081 and $109,139 for 2000 and 1999 respectively, an increase of 259%.

     The deterioration resulted from lower sales and increased cost of sales due to increased material costs and unfavourable product mix.

     Depreciation and amortization for 2000 decreased as compared to 1999 due to assets written down or written off for the year ended December 31, 2000.

     The company's consolidated revenues from its discontinued operation, the WGJ subsidiary were $0 in 2000 and in 1999. The WGJ subsidiary showed a gain from operations of $48,701 in 2000 vs a loss of $109,139 in 1999. The gain in 2000 was derived from interest income on note receivable and sale of William Greenberg Jr. license.


SEGMENT INFORMATION: Not applicable since retail operations were discontinued.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

     As of December 31, 2000, the Company had a negative working capital from continuing operations of approximately $182,731 as compared to a negative working capital of $196,106 at December 31, 1999.

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

INFLATION AND SEASONALITY:

     Increased material costs have narrowed the company's margins.

     The Company's revenues are affected by seasons with higher revenues during holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.

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


ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statement....................................................................................F-1

Independent Accountants' Report.................................................................................F-2

Financial Statements:

         Balance Sheets as at December 31, 2000 and 1999........................................................F-3

         Statement of Operations For the Years Ended December 31, 2000 and 1999.................................F-4

         Statements of Stockholders' Equity (Deficiency) For the Years Ended December 31, 2000 and 1999.........F-5

         Statements of Cash Flows For the Years Ended December 31, 2000 and 1999................................F-6

         Notes to Financial Statements.................................................................F-7  to F-23

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

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning the Board of Directors and Executive Officers

         The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or
Executive Officer,                        Principal Occupation                         Date of Initial Election
Age and Position                          For Previous Five Years                      as Director
Held with Company                         -----------------------                      -----------
-----------------
Philip Grabow, 60, President and          Chief Executive Officer, October 1985 to     January 23, 1997
Director                                  January 1997 of JMS

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

Name of Director or
Executive Officer,                        Principal Occupation                         Date of Initial Election
Age and Position                          For Previous Five Years                      as Director
Held with Company                         -----------------------                      -----------
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

Yona Abrahami, 51                         Founder and President of Chatterley          August 1997
Director


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

Executive Compensation in 2000

     The following table sets forth compensation paid to the Chief Executive Officer and to executive officers of the Company, excluding those executive officers who did not receive an annual salary and bonus in excess of $100,000 in the fiscal year ended December 31, 2000.

Name and                                                                                      Other Annual
Principal Position                        Year        Salary ($)           Bonus ($)           Compensation
------------------                        ----        ----------           ---------           ------------
Philip Grabow, CEO                        2000         $150,000              $0.00                  $0.00
Yona Abrahami, VP                         2000         $100,000              $0.00                  $0.00

     No other executive officer received a salary and bonus in excess of $100,000 for the year ended December 31, 2000. The Company has not granted any stock options, stock appreciation rights or long-term incentive awards to any executive officer of the Company since its inception.

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

                                            Number of
                                            Shares           Percentage
                                            Beneficially     Beneficially
Name                                        Owned(1)         Owned(2)
----                                        --------         --------
Yona Abrahami(3) ....................      1,100,000           21.3%

Philip Grabow(4) ....................        800,000           14.6%

Richard Fechtor(5) ..................        142,933            2.8%

Raymond J. McKinstry(6) .............         50,000             *

InterEquity Capital Partners, L.P.(7)        378,390            6.8%

Kenneth Sitomer(8) ..................           --              --

Karen Brenner(9) ....................           --              --

Ashwin R. Shah(10) ..................           5000            --

Willa Abrahamson(11) ................        400,000            7.7%

Fortuna Investment Partners(12) .....        550,000            9.6%
100 Wilshire Blvd ...................
Suite 1500
Santa Monica, CA 90401

Baileys Family Trust ................        606,250           10.5%

P.O. Box 9109
Newport Beach, CA 92658

All executive officers
and directors as a group ............      2,097,519           19.1%
(7 persons)(14)

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

                                CREATIVE BAKERIES, INC.

                                By: /s/ Philip Grabow
                                    ------------------------------
                                        Philip Grabow
                                        President and Chief
                                        Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2000.


Signatures                                                  Title
                                                            -----

/s/Philip Grabow                                            President, Chief Executive Officer/Director
--------------------------------
Philip Grabow


--------------------------------


                                                            Director
--------------------------------
Richard Fechtor


/s/Raymond J. McKinstry                                     Director
--------------------------------
Raymond J. McKinstry

/s/Kenneth Sitomer                                          Director
--------------------------------
Kenneth Sitomer


/s/Karen Brenner                                            Director
--------------------------------
Karen Brenner






/s/Yona Abrahami                                            Director
--------------------------------
Yona Abrahami

                                       24







                             CREATIVE BAKERIES, INC.

                          YEAR ENDED DECEMBER 31, 2000


                                    CONTENTS

                                                                        Page

Independent auditors' report                                             F-1

Consolidated financial statements:

  Balance sheet                                                          F-2

  Statement of income (loss)                                             F-3

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

Notes to consolidated financial statements                            F-7 - F-15







                    [LETTERHEAD OF ZELLER WEISS & KAHN, LLP]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Creative Bakeries, Inc.

      We have audited the accompanying consolidated balance sheet of Creative
Bakeries, Inc. as of December 31, 2000, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for the years ended
December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Bakeries, Inc. as of December 31, 2000, and the results of its operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from operations for the years ended December 31, 2000 and 1999 and as of December 31, 2000 has a working capital deficiency in the amount of $182,731, which raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are discussed in the notes to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    ZELLER WEISS & KAHN, LLP

March 16, 2001


                                                                             F-1







                             CREATIVE BAKERIES, INC.

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2000

                                     ASSETS
Current assets:
  Cash and cash equivalents                                        $    129,320
  Accounts receivable, less allowance for doubtful
   accounts of $15,500                                                  345,781
  Inventories                                                           241,126
  Prepaid expenses and other current assets                              49,446
                                                                   ------------
    Total current assets                                                765,673
                                                                   ------------
Property and equipment, net                                             489,820
                                                                   ------------
Other assets:
  Goodwill, net of amortization                                         809,029
  Security deposits                                                       5,464
                                                                   ------------
                                                                        814,493
                                                                   ------------
                                                                   $  2,069,986
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable, bank                                               $    107,270
  Accounts payable                                                      621,182
  Accrued expenses                                                      219,952
                                                                   ------------
    Total current liabilities                                           948,404
                                                                   ------------
Other liabilities:
  Deferred rent                                                         116,031
  Net liabilities of discontinued operations
   less assets to be disposed of                                        356,256
                                                                   ------------
                                                                        472,287
                                                                   ------------
Stockholders' equity:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, no shares issued and outstanding
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,245,250 shares                        5,245
  Additional paid in capital                                         11,364,073
  Deficit                                                           (10,600,994)
                                                                   ------------
                                                                        768,324
  Common stock held in treasury, 208,500 shares                        (119,029)
                                                                   ------------
                                                                        649,295
                                                                   ------------
                                                                   $  2,069,986
                                                                   ============

               See notes to consolidated financial statements.


                                                                             F-2







                             CREATIVE BAKERIES, INC.

                     CONSOLIDATED STATEMENT OF INCOME (LOSS)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                       2000           1999
                                                       ----           ----
Net sales                                           $4,377,601     $4,500,405
Cost of sales                                        3,606,332      3,485,812
                                                   -----------    -----------
Gross profit                                           771,269      1,014,593
Selling, general and administrative expenses         1,053,350      1,123,732
                                                   -----------    -----------
Loss from operations                                  (282,081)      (109,139)
                                                   -----------    -----------
Other income (expenses):
  Sale of marketable securities                                         3,216
  Gain (loss) from sale of disposition of assets         5,750           (800)
  Interest income                                        3,876          8,506
  Miscellaneous income                                     872
  Interest expense                                     (14,491)       (13,926)
                                                   -----------    -----------
                                                        (3,993)        (3,004)
                                                   -----------    -----------
Loss from continuing operations                       (286,074)      (112,143)
Discontinued operations:
  Income (loss) from operations of New York
   facility to be disposed of                           48,701        (39,713)
                                                   -----------    -----------
Loss before extraordinary items                       (237,373)      (151,856)
                                                   -----------    -----------
Extraordinary items:
  Gain on extinguishment of debt, continuing
   operations                                                          30,000
  Gain on extinguishment of debt, discontinued
   operations                                                         240,435
                                                                  -----------
                                                                      270,435
                                                                  -----------
Net income (loss)                                  $  (237,373)   $   118,579
                                                   ===========    ===========
Earnings per share information:
  Basic earnings:
    Continuing operations                          $     (0.05)   $     (0.02)
    Discontinued operations                               0.01          (0.01)
      Extraordinary items:
        Continuing operations                                            0.01
        Discontinued operations                                          0.04
                                                   -----------    -----------
Net income per share                               $     (0.04)   $      0.02
                                                   ===========    ===========
  Diluted earnings:
    Continuing operations                                 (.05)   $     (0.02)
    Discontinued operations                                .01          (0.01)
      Extraordinary items:
        Continuing operations
        Discontinued operation                                           0.03
                                                   -----------    -----------
Net income per share                                      (.04)   $      0.00
                                                   ===========    ===========

                 See notes to consolidated financial statements.


                                                                             F-3







                             CREATIVE BAKERIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                      Common stock
                                                 -----------------------
                                                   Number                Additional                                  Total
                                                     of                   Paid in     Accumulated    Treasury    Stockholders'
                                                   Shares      Amount      Capital       Deficit       Stock        Equity
                                                 ----------  ----------  -----------  ------------ ------------   ----------
Balance at December 31, 1998                      5,101,750      $5,102  $11,206,588  $(10,482,200)   $(247,369)   $ 482,121
Exercise of warrants on January 26, 1999            150,000         150      187,350                                 187,500
Common stock issued in settlement of accrued
 obligations                                         53,500          53      111,760                                 111,813
Cancellation of shares regarding the purchase
 of Chatterley Elegant Desserts, Inc.               (60,000)        (60)          60
Fair market value of warrant to acquire 8,610
 shares of common stock issued to a lender in
 order to obtain financing for the purchase of
 the operating assets of Greenberg Desserts
 Associates Limited Partnership, valued at
 $.500 per share                                                                4,305                                  4,305
Purchase of treasury stock                                                                               (95,625)    (95,625)
Treasury stock issued in settlement of accrued
 obligations                                                                                               8,750       8,750
Net income for the year ended December 31, 1999                                            118,579                   118,579
                                                  ---------      ------  -----------  ------------    ---------    ---------
Balance at December 31, 1999                      5,245,250       5,245   11,510,063   (10,363,621)    (334,244)     817,443
Purchase of treasury stock                                                                             (112,774)    (112,774)
Treasury stock issued upon exercise of warrants                             (145,990)                   327,989      181,999
Net loss for the year ended December 31, 2000                                             (237,373)                 (237,373)
                                                  ---------      ------  -----------  ------------    ---------    ---------
Balance at December 31, 2000                      5,245,250      $5,245  $11,364,073  $(10,600,994)   $(119,029)   $ 649,295
                                                  =========      ======  ===========  ============    =========    =========

                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                            2000         1999
                                                            ----         ----
Operating activities:
  Loss from continuing operations                        $(286,074)   $(112,143)
  Income from extraordinary items                                        30,000
  Adjustments to reconcile income from
   continuing operations to cash provided
   from continuing operations:
     Depreciation and amortization                         208,716      195,629
     Gain on sale of marketable securities                               (3,216)
     (Gain) loss on sale of fixed assets                    (5,750)         800
     Compensatory element of issuance of warrants                         4,305
     Changes in other operating assets and
      liabilities from continuing operations:
        Accounts receivable                                (31,642)     (51,663)
        Inventory                                           42,158      (47,692)
        Prepaid expenses and other current assets           38,284      (15,913)
        Accounts payable                                   105,588      (10,048)
        Accrued expenses and other current liabilities    (114,398)     (20,102)
        Deferred rent                                      (21,555)     (13,752)
                                                         ---------    ---------
        Net cash used in operating activities              (64,673)     (43,795)
        Net cash provided by (used in) discontinued
         operations                                         35,214     (119,306)
                                                         ---------    ---------
        Net cash used in operating activities              (29,459)    (163,101)
                                                         ---------    ---------
Investing activities:
  Proceeds from sale of marketable securities                             4,533
  Proceeds from sale of fixed assets                        25,000        5,000
  Purchase of property and equipment                       (10,150)     (25,027)
                                                         ---------    ---------
        Net cash provided by (used in)
         investing activities                               14,850      (15,494)
        Net cash used in investing activities
         from discontinued operations                       (1,250)      73,750
                                                         ---------    ---------
        Net cash provided by investing activities           13,600       58,256
                                                         ---------    ---------
Financing activities:
  Proceeds from issuance of common stock and warrants      182,000      187,500
  Purchase of treasury stock                              (112,774)     (95,625)
  Payment of debt                                          (39,018)     (47,241)
                                                         ---------    ---------
        Net cash provided by financing activities           30,208       44,634
                                                         ---------    ---------

               See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                         2000        1999
                                                         ----        ----

Net increase (decrease) in cash and cash equivalents     14,349     (60,211)
                                                        -------    --------
Cash and cash equivalents, beginning of period          114,971     129,626
Cash and cash equivalents, discontinued operations,
 beginning of period                                                 45,556
                                                        -------    --------
                                                        114,971     175,182
                                                        -------    --------
Cash and cash equivalents, end of period                129,320     114,971
Cash and cash equivalents, discontinued operations,
 end of period                                                0           0
                                                       --------    --------
                                                       $129,320    $114,971
                                                       ========    ========
Supplemental disclosures:
  Cash paid during the year for:
    Interest paid during the year
      Continuing operations                            $ 14,028    $ 15,042
                                                       ========    ========
      Discontinued operations                          $      0    $      0
                                                       ========    ========
    Income taxes paid during the year
      Continuing operations                            $      0    $      0
                                                       ========    ========
      Discontinued operations                          $      0    $      0
                                                       ========    ========

               See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

      During the year ended December 31, 2000, the Company incurred a loss from continuing operations in the amount of $286,074 and net loss of $237,373, and as of December 31, 2000 had a net working capital deficiency of $182,731. During 1998, the Company discontinued operations of its two remaining retail stores. In June, 1998, the Company also closed its manufacturing plant in New York.

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

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

      Comprehensive income:

      There were no items of other comprehensive income in 2000 and 1999, and thus, net income is equal to comprehensive income for each of those years.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At December 31, 2000, the Company had uninsured cash balances of $62,177.

4.    Accounts receivable:

      Following is a summary of receivables at December 31, 2000:

          Trade accounts                               $361,281
          Less allowance for doubtful accounts          (15,500)
                                                       --------
                                                       $345,781
                                                       ========

      At December 31, 2000, accounts receivable in the amount of $361,281 was pledged as collateral in connection with the Company's line of credit.

5.    Inventories:

      Inventories at December 31 consist of:

          Finished goods                               $ 84,058
          Raw materials                                  67,363
          Supplies                                       89,705
                                                       --------
                                                       $241,126
                                                       ========

6.    Property and equipment:

      The Company's baking equipment, furniture and fixtures and leasehold improvements were deemed to be impaired and written down to management's estimate of their fair value as determined by management's estimation of the net sales value if the property assets were offered for sale.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

6.    Property and equipment (continued):

      The following is a summary of property and equipment at December 31, 2000:

             Baking equipment                         $1,280,226
             Furniture and fixtures                       78,864
             Leasehold improvements                      180,422
                                                      ----------
                                                       1,539,512
             Less:  Accumulated depreciation
                     and amortization                  1,049,692
                                                      ----------
                                                      $  489,820
                                                      ==========

      Depreciation expense charged to operations was $102,803 and $114,717 in 2000 and 1999, respectively.

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

7.    Intangible assets:

      The excess cost over the fair value of the net assets acquired from J.M. Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $80,912 in 2000 and 1999.

8.    Note payable, bank:

      As of December 31, 2000, the Company had an available revolving line of credit with Hudson United Bank in the amount of $150,000, of which $107,270 had been utilized at December 31, 2000. The interest rate at December 31, 2000 was 11.0%.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

9.    Commitments and contingencies:

      The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease expiring on December 31, 2004.

      The minimum future rentals on the baking facility is as follows:

                                                  Facility
                                                  --------

                December 31, 2001                 $200,000
                December 31, 2002                  200,000
                December 31, 2003                  200,000
                December 31, 2004                  230,000
                                                  --------
                                                  $830,000
                                                  ========

      Rent expense amounted to $209,466 in 2000 and $210,120 in 1999 and includes straight-line amortization of rent adjustments discussed in Note 2.

      The Company also leases two vehicles under operating lease agreements that expire in January and November 2004. Total lease expense for 2000 was $1,288. Future minimum rentals are as follows:

                December 31, 2001             $11,328
                December 31, 2002              11,328
                December 31, 2003              11,328
                December 31, 2004               6,944
                                              -------
                                              $40,928
                                              =======

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

10.   Income taxes (continued):

      Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carryforward of $7,897,694. The Company has made no provision for a deferred tax asset due to the net operating loss carryforward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

      The Company has a loss carryforward of $7,897,694 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2018.

11.   Capital stock:

      (a) Common stock:

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

      In March 2000, the Company issued 350,000 shares of its common stock at $.52, for total proceeds of $187,500.

      (b) Warrants:

      In order to obtain financing for the acquisition of Greenberg's - L.P. (see Note 2), the Company sold to the lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock (163,404 shares of common stock). The warrant expires on July 31, 2001. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. Based upon the issuance of 143,500 shares of common stock in 1999, the lender was entitled to an additional 8,610 shares of common stock. Accordingly, the financial statements include a charge to operations of $4,305 for 1999 which represents the market value of the stock at the time the warrants were issued by the Company.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

12.   Earnings per share:

      Primary earnings per share is computed based in the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods issued after December 15, 1997, entities with a loss from continuing operations, the exercise of any potential shares increases the number of shares outstanding and results in a lower loss per share. Thus, potential issuances are excluded from the calculation of earnings per share. These common stock purchase warrants amounted to 1,689,575 in 1999.

      Reconciliation of shares used in computation of earnings per share:

                                                         2000         1999
                                                         ----         ----
          Weighted average of shares actually
           outstanding                                 5,245,250    5,288,280
          Common stock purchase warrants                            1,689,575
                                                       ---------    ---------
          Primary and fully diluted weighted
           average common shares outstanding           5,245,250    6,977,855
                                                       =========    =========

13.   Supplemental schedule of non-cash investing and financing activities:

                                                         2000        1999
                                                         ----        ----
        Issuance of common shares in consideration
         of legal, consulting fees and other
         obligations                                      $0        $53,500
                                                          --        -------
                                                          $0        $53,500
                                                          ==        =======

14.   Discontinued operations:

      In 1998, the Company adopted a formal plan to close WGJ Desserts and Cafes, Inc., its New York manufacturing facility, which was done in July of 1998 and to dispose of its one remaining retail store, which was accomplished in November 1998. The New Jersey facility was unaffected and still continues to sell and manufacture.

      The sale of the final retail location resulted in a selling price of $405,000 which includes a note receivable with a balance of $147,500 at December 31, 2000.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

14.   Discontinued operations (continued):

      On November 3, 1998, the Company sold its one remaining retail facility for $405,000 which represented disposition of equipment and a license to sell under the "William Greenberg, Jr. Desserts and Cafes" name. The agreement called for a cash down payment of $110,000 with the remainder being paid on a note receivable due in semi-annual installments of $36,875 plus interest at prime.

      On December 28, 2000, the Company sold all trademarks relating to "William Greenberg Jr.," "Wm. Greenberg Jr.", "William Greenberg Jr. Desserts", and "William Greenberg Jr. Desserts & Cafes", as well as the trade name and know how, for $75,000 which is included in other income. The agreement called for a cash down payment of $25,000, with the remainder being paid on March 31, 2001. The Company received the down payment of $25,000 January 5, 2001.

      The maturities of the notes are as follows:

               December 31, 2001                       $148,750
               December 31, 2002                         73,750
                                                       --------
                                                       $222,500
                                                       ========

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

      Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc. consisted of the following as of December 31, 2000:

           Liabilities:
             Accounts payable                          $176,288
             Accrued expenses                           403,912
                                                       --------
                                                        580,200
                                                       --------
           Assets:
             Notes receivable                           222,500
             Interest receivable                          1,444
                                                       --------
                                                        223,944
                                                       --------
                                                       $356,256
                                                       ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

14.   Discontinued operations (continued):

      Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the year ended December 31, 2000 and 1999 is as follows:

                                                 2000        1999
                                                 ----        ----
         Operating expenses                    $ 43,347    $ 35,664
                                               --------    --------
         Net loss from operations               (43,347)    (35,664)
                                               --------    --------
         Loss on sale of fixed assets                       (25,500)
         Sale of Trademark                       75,000
         Interest income                         17,048      21,450
                                               --------    --------
                                                 92,048      (4,050)
                                               --------    --------
         Net income (loss)                     $ 48,701    $(39,714)
                                               ========    ========

15.   Extraordinary items:

      During 1999, the Company recognized an extraordinary gain of $30,000 ($0.00 per share) from continuing operations and an extraordinary gain of $240,435 ($0.03 per share) from discontinued operations. The extraordinary gains resulted from forgiveness of certain accrued liabilities and obligations under an operating lease.