Form 10QSB
period 2001-03-31
CREATIVE BAKERIES INC
filed 2001-05-18
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                      For the quarterly period ended   March 31, 2001

                                          or

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

                     20 Passaic Avenue, Fairfield, NJ 07004
             -----------------------------------------------------
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

                                    Yes X     No
                                        ---      ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at March 31, 2001
------------------------------                  -------------------------------
Common Stock, par value $0.001
 per share                                                   5,245,250

                                      INDEX

Part I.  Financial information

         Item 1.       Condensed consolidated financial statements:

                       Balance sheet as of March 31, 2001                                            F-2

                       Statement of operations for the three months
                       ended March 31, 2001 and 2000                                                 F-3

                       Statement of cash flows for the three months
                       ended March 31, 2001 and 2000                                                 F-4

                       Notes to condensed consolidated financial
                       statements                                                                 F-5 - F-10

         Item 2.       Management's discussion and analysis of
                       financial condition





Signatures

                             CREATIVE BAKERIES, INC.

              CONDENSED CONSOLIDATED BALANCE SHEET - MARCH 31, 2001
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                          $    11,506
  Accounts receivable, less allowance for doubtful
   accounts of $15,500                                                   282,784
  Inventories                                                            226,752
  Prepaid expenses and other current assets                               39,173
                                                                     -----------
    Total current assets                                                 560,215
                                                                     -----------
Property and equipment, net                                              458,998
                                                                     -----------
Other assets:
  Goodwill, net of amortization                                          788,801
  Security deposits                                                        5,464
                                                                     -----------
                                                                         794,265
                                                                     -----------
                                                                     $ 1,813,478
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable, bank                                                 $    94,631
  Accounts payable                                                       415,145
  Accrued expenses                                                       222,337
                                                                     -----------
    Total current liabilities                                            732,113
                                                                     -----------

Other liabilities:
  Deferred rent                                                          109,348
  Net liabilities of discontinued operations
   less assets to be disposed of                                         374,050
                                                                     -----------
                                                                         483,398
                                                                     -----------
Stockholders' equity:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, no shares issued and outstanding
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,245,250 shares                         5,245
  Additional paid in capital                                          11,364,073
  Deficit                                                            (10,652,322)
                                                                     -----------
                                                                         716,996
  Common stock held in treasury, 208,500 shares                         (119,029)
                                                                      ----------
                                                                         597,967
                                                                      ----------
                                                                      $1,813,478
                                                                      ==========

            See notes to condensed consolidated financial statements.

                             CREATIVE BAKERIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                        2001               2000
                                                        ----               ----

Net sales                                             $768,628          $824,603

Cost of sales                                          595,432           681,457
                                                      --------           --------
Gross profit                                           173,196           143,146

Selling, general and administrative expenses           225,440           238,605
                                                      --------           --------
Loss from operations                                   (52,244)          (95,459)
                                                      --------           --------
Other income (expenses):
  Interest income                                          742             1,415
  Miscellaneous income                                                     4,500
  Interest expense                                      (2,964)           (3,243)
                                                      --------          --------
                                                        (2,222)            2,672
                                                      --------          --------
Loss from continuing operations                        (54,466)          (92,787)

Discontinued operations:
  Income (loss) from operations of New York
   facility to be disposed of                            3,138           (21,977)
                                                      --------          --------
Net loss                                              ($51,328)        ($114,764)
                                                      ========          ========
Earnings per share information:
  Basic and fully diluted:
    Continuing operations                               ($0.01)           ($0.02)
    Discontinued operations                               0.00             (0.00)
                                                      --------           -------
Net loss per share                                      ($0.01)           ($0.02)
                                                      ========           =======


















            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                     2001              2000
                                                                     ----              ----
Operating activities:
  Loss from continuing operations                                  ($54,466)        ($ 92,787)
  Adjustments to reconcile net loss from
   continuing operations to cash used in
   continuing operations:
     Depreciation and amortization                                   51,051            53,615
     Changes in other operating assets and
      liabilities from continuing operations:
        Accounts receivable                                          62,997            38,334
        Inventory                                                    14,374            20,326
        Prepaid expenses and other current assets                    10,271            52,689
        Accounts payable                                           (206,037)          (69,652)
        Accrued expenses and other current
         liabilities                                                  2,385           (80,618)
        Deferred rent                                                (6,683)           (5,361)
                                                                  ---------          --------

        Net cash used in continuing operations                     (126,108)          (83,454)
        Net cash provided by discontinued operations                 20,932           (21,577)
                                                                  ---------          --------
        Net cash used in operating activities                      (105,176)         (105,031)
                                                                  ---------          --------

Financing activities:
  Proceeds from issuance of common stock and warrants                                 182,000
  Purchase of treasury stock                                                          (70,630)
  Payment of debt                                                   (12,638)           (1,364)
                                                                  ---------          --------
        Net cash provided by (used in)
         financing activities                                       (12,638)          110,006
                                                                  ---------          ---------
Net increase (decrease) in cash and cash equivalents               (117,814)            4,975
                                                                  ---------          ---------
Cash and cash equivalents, beginning of period                      129,320           114,971
                                                                  ---------          --------
Cash and cash equivalents, end of period                            $11,506          $119,946
                                                                  =========          ========
Supplemental disclosures:
  Cash paid during the period for:
    Interest:
      Continuing operations                                          $2,964          $  1,136
                                                                  =========          ========
      Discontinued operations                                        $    0          $      0
                                                                  =========          ========












            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000



1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2000 included in its Annual Report filed on Form 10-KSB.



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

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At March 31, 2001, the Company had no uninsured cash balances.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

4.       Accounts receivable:

         Following is a summary of receivables at March 31, 2001:

               Trade accounts                                      $298,284
               Less allowance for doubtful accounts                 (15,500)
                                                                   --------
                                                                   $282,784
                                                                   ========

      At March 31, 2001, accounts receivable in the amount of $298,284 was pledged as collateral in connection with the Company's line of credit.

5.    Inventories:

      Inventories at March 31 consist of :

               Finished goods                                      $ 83,702
               Raw materials                                         59,956
               Supplies                                              83,094
                                                                   --------
                                                                   $226,752
                                                                   ========

6.    Property and equipment:

                    Baking equipment                             $1,280,226
                    Furniture and fixtures                           78,864
                    Leasehold improvements                          180,422
                                                                 ----------
                                                                  1,539,512
                    Less:  Accumulated depreciation
                            and amortization                      1,080,514
                                                                 ----------
                                                                 $  458,998
                                                                 ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

6.    Property and equipment (continued):

      Depreciation expense charged to operations was $24,573 and $27,137 in 2001 and 2000, respectively.

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

7.    Intangible assets:

      The acquisition agreement of Greenberg's - L.P. contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $6,250 in 2001 and 2000.

      The excess cost over the fair value of the net assets acquired from J.M.
       Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $20,228 in 2001 and 2000.

8.    Note payable, bank:

      As of March 31, 2001, the Company had an available revolving line of credit with Hudson United Bank in the amount of $150,000, of which $94,631 had been utilized at March 31, 2001. The interest rate was 9.50%.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

9.    Commitments and contingencies:

      The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004.

      The minimum future rentals on the baking facility is as follows:

                                                           Facility
                                                           ---------
                        March 31, 2002                     $200,000
                        March 31, 2003                      200,000
                        March 31, 2004                      200,000
                        March 31, 2005                      150,000
                                                           --------
                                                           $750,000
                                                           ========


      Rent expense for all operating leases amounted to $52,357 in 2001 and $77,421 in 2000.

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

     Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss. The Company has made no provision for a deferred tax asset due to the net operating loss carryforward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely than not to be realized.

     The Company has a loss carryforward of $7,897,694 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2018.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

11.  Earnings per share:

     Primary earnings per share is computed based on the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods beginning after December 15, 1997, entities with a loss from continuing operations should not include the exercise of potential shares in the calculation of earnings per share since the increase would result in a lower loss per share. Thus, common stock purchase warrants are excluded from the calculation of earnings per share. Common stock purchase warrants were 0 in 2001 and $1,339,575 in 2000.

     Reconciliation of shares used in computation of earnings per share:


                                                                       2001               2000
                                                                       ----               ----
               Weighted average of shares actually
                 outstanding                                        5,245,250          5,245,250

               Common stock purchase warrants
                                                                    ---------          ---------
               Primary and fully diluted weighted
                 average common shares outstanding                  5,245,250          5,245,250
                                                                    =========          =========



12.  Discontinued operations:

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

     The maturities of the notes are as follows:

                      March 31, 2002                             $ 73,750
                      March 31, 2003                               73,750
                                                                 --------
                                                                 $147,500
                                                                 ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

12.  Discontinued operations (continued):

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

     Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc.
      consisted of the following as of March 31, 2001:

                 Liabilities:
                    Accounts payable                             $172,221
                    Accrued expenses                              403,911
                                                                 --------
                                                                  576,132
                                                                 --------
                 Assets:
                    Notes receivable                              197,500
                    Interest receivable                             4,582
                                                                 --------
                                                                  202,082
                                                                 --------
                                                                 $374,050
                                                                 ========


     On December 28, 2000, the Company sold all trademarks relating to "William
      Greenberg Jr.", "Wm. Greenberg Jr.", "William Greenberg Jr. Desserts", and "William Greenberg Jr. Desserts & Cafes", as well as the trade name and know how, for $75,000. The agreement called for a cash down payment of $25,000, with the remainder being paid on March 31, 2001. The Company received the down payment of $25,000 January 5, 2001 and had not received the final payment as of March 31, 2001.

     Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the three months ended March 31, 20010 and 2000 is as follows:

                                                                2001                   2000
                                                               ------                 ------
              Operating expenses                               $    0                 $26,665
                                                               ------                 -------

              Loss from operations                                  0                 (26,665)

              Interest income                                   3,138                   4,688
                                                               ------                 -------

              Income (loss) from
              discontinued operations                          $3,138                ($21,977)
                                                               ======                ========

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of
Operation:

The Company is in the process of reconfiguring its product mix and cost structure to ensure adequate margin.

Presentations have been made to a number of major supermarket chains on our new single serve mini cakes. The reception has been extremely encouraging and future plans call for producing similar size sugar free items for consumers requiring special diets. This is an expanding market and the company has received many requests for this category of products.

At March 31, 2001 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $7,897,694 which can be used to reduce the tax on income up to that amount through the year 2018.

b. Results of Operations (continuing) for three months ending March 31, 2001 vs. three months ended March 31, 2000:

The Company's consolidated revenues aggregated $768,628 vs. $824,603. The cost of goods sold was $595,432 vs. $681,457. Operating expenses were $225,440 vs. $238,605. As a result, the loss from operations for the first quarter 2001 and 2000 was $52,244 and $95,459 respectively. The net interest expense for the quarter was $2,964.

The resulting net loss from continuing operations aggregated $54,466 for 2001 ($0.1) per share and $92,787 for 2000 ($0.02) per share.

Net income from discontinued operations for 1st quarter 2001 was $3,138 vs. net loss of $21,977 for 1st quarter 2000.

Batter Bake-Chatterly Inc., (the BBC subsidiary) offers a line of batter and frozen finished cakes, muffins, tart shells and other desserts. BBC's financial records are kept separate from the parent but included in the consolidated financial statement at March 31, 2001 and 2000.

c. Plan of Operations:

A new CEO was appointed on May 1, 2001. Ron Schutte has twenty years experience in owning and operating high volume bakeries, which produced quality frozen products for both domestic, and export markets. Schutte intends to streamline product lines and concentrate on products yielding highest profits. Marketing efforts will include establishing a national broker network and targeting chain restaurants and selective supermarket chains to purchase products. The fat free and sugar free lines will be further developed. Private label business (producing product under another company's name) will be aggressively sought after.

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

                                CREATIVE BAKERIES, INC.

                                By: /s/ Philip Grabow
                                    ------------------------------
                                        Philip Grabow
                                        President and Chief
                                        Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 18, 2001.


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