Form 10QSB
period 2001-06-30
CREATIVE BAKERIES INC
filed 2001-08-14
CIK 949721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------


                                   FORM 10-QSB

     (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939

                   For the transition period from       to
                                                  -----    ------

Commission File Number:  1-13984


                             CREATIVE BAKERIES, INC.
        (Exact name of small business issuer as specified in its charter)



          New York                              22-3576940
------------------------------             --------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


                     20 Passaic Avenue, Fairfield, NJ 07004
                    ---------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number, including area code:               (973) 808-9292
                                                              --------------

Former name:  William Greenberg Jr. Desserts and Cafes, Inc.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at June 30, 2001
----------------------------------------       ----------------------------
Common Stock, par value $0.001 per share               5,245,250

                                      INDEX



Part I.  Financial information

         Item 1.    Condensed consolidated financial statements:

                    Balance sheet as of June 30, 2001                                              F-2

                    Statement of operations for the six and
                    three months ended June 30, 2001 and 2000                                      F-3

                    Statement of stockholders' equity for the
                    period January 1, 2000 to June 30, 2001                                        F-4

                    Statement of cash flows for the six
                    months ended June 30, 2001 and 2000                                            F-5

                    Notes to condensed consolidated financial
                    statements                                                                 F-6 - F-11

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET - JUNE 30, 2001
                                   (Unaudited)


                                     ASSETS
Current assets:
  Cash and cash equivalents                                            $     76,188
  Accounts receivable, less allowance for doubtful
   accounts of $15,500                                                      370,535
  Inventories                                                               211,791
  Prepaid expenses and other current assets                                  29,827
                                                                       ------------
    Total current assets                                                    688,341
                                                                       ------------
Property and equipment, net                                                 428,173
                                                                       ------------
Other assets:
  Goodwill, net of amortization                                             768,573
  Security deposits                                                           5,464
                                                                       ------------
                                                                            774,037
                                                                       ------------
                                                                       $  1,890,551
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, bank                                                  $     82,552
  Accounts payable                                                          523,174
  Accrued expenses                                                          216,381
                                                                       ------------
    Total current liabilities                                               822,107
                                                                       ------------
Other liabilities:
  Deferred rent                                                             102,665
  Net liabilities of discontinued operations less
   assets to be disposed of                                                 415,100
                                                                       ------------
                                                                            517,765
                                                                       ------------
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 2,000,000
   shares; none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued 5,245,250 shares                                            5,245
  Additional paid in capital                                             11,364,073
  Deficit                                                               (10,699,610)
                                                                       -----------
                                                                            669,708
  Common stock held in treasury, 178,500 shares                            (119,029)
                                                                       ------------
                                                                            550,679
                                                                       ------------
                                                                       $  1,890,551
                                                                       ============




            See notes to condensed consolidated financial statements.
                                                                             F-2

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)



                                                       Six Months                          Three Months
                                                     Ended June 30,                       Ended June 30,
                                                2001               2000              2001             2000
                                                ----               ----              ----             ----
Net sales                                    $1,887,720         $2,108,727        $1,119,092       $1,284,124

Cost of sales                                 1,545,417          1,680,344           949,985          998,887
                                             ----------         ----------        ----------       ----------
Gross profit                                    342,303            428,383           169,107          285,237
Selling, general and administrative
 expenses                                       449,454            523,295           218,630          287,933
                                             ----------         ----------        ----------       ----------
Income (loss) from continuing
 operations and other income (expenses)        (107,151)           (94,912)          (49,523)          (2,696)
                                             ----------         ----------        ----------       ----------

Other income (expenses):
  Miscellaneous income                            2,393              4,500             2,393            3,243
  Interest income                                   753              2,881                11            1,466
  Interest expense                               (5,384)            (6,986)           (2,420)          (3,743)
                                             ----------         ----------        ----------       ----------
                                                 (2,238)               395               (16)             966
                                             ----------         ----------        ----------       ----------
Income (loss) from continuing
 operations                                    (104,005)           (94,517)          (49,539)          (1,730)

Discontinued operations:
  Income (loss) from operations of
   New York facility to be disposed of            5,389            (24,465)            2,250           (2,488)
                                             ----------         ----------        ----------       ----------

Net income (loss)                              ($98,616)         ($118,982)         ($47,289)         ($4,218)
                                             ==========         ==========        ==========       ==========

Earnings per common share:
  Primary and fully diluted:
    Income (loss) on continuing
     operations                                  ($0.02)            ($0.02)           ($0.01)          ($0.00)
    Income (loss) from discontinued
     operations                                    0.00               0.00              0.00             0.00
                                             ----------         ----------        ----------       ----------

Net income (loss) per common share               ($0.02)            ($0.02)           ($0.01)          ($0.00)
                                             ==========         ==========        ==========       ==========

Weighted average number of common
 shares  outstanding                          5,245,250          5,245,250         5,245,250        5,245,250
                                             ==========         ==========        ==========       ==========


            See notes to condensed consolidated financial statements.
                                                                             F-3

                             CREATIVE BAKERIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        JANUARY 1, 2000 TO JUNE 30, 2001

                                     Common stock
                                  -----------------
                                  Number                      Additional                                          Total
                                    of                         Paid in        Accumulated       Treasury      Stockholders'
                                  Shares      Amount           Capital          Deficit          Stock           Equity
                                  ------      ------           -------          -------          -----           ------
Balance at January 1, 2000      5,245,250     $5,245         $11,510,063     ($10,363,621)     ($334,244)       $ 817,443

Purchase of treasury stock                                                                      (112,774)        (112,774)

Treasury stock issued upon
 exercise of warrants                                           (145,990)                        327,989          181,999

Net loss for the year ended
 December 31, 2000                                                               (237,373)                       (237,373)
                                ---------     ------         -----------     ------------      ---------        ---------
Balance at December 31, 2000    5,245,250      5,245          11,364,073      (10,600,994)      (119,029)         649,295

Net loss for the six months
 ended June 30, 2001                                                              (98,616)                        (98,616)
                                ---------     ------         -----------     ------------      ---------        ---------

Balance at June 30, 2001        5,245,250     $5,245         $11,364,073     ($10,699,610)     ($119,029)       $ 550,679
                                =========     ======         ===========     ============      =========        =========


                 See notes to consolidated financial statements.
                                                                             F-4

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                    2001               2000
                                                                    ----               ----
Operating activities:
  Loss from continuing operations                                ($104 005)           ($94,517)
  Adjustments to reconcile loss from
   continuing operations to cash used in continuing
    operations:
     Depreciation and amortization                                 102,103             107,230
   Changes in other operating assets and liabilities
    from continuing operations:
     Accounts receivable                                           (24,754)            (90,921)
     Inventory                                                      29,335              13,729
     Prepaid expenses and other current assets                      19,620              64,278
     Accounts payable                                              (98,008)             29,670
     Accrued expenses and other current liabilities                 (3,572)            (38,629)
     Deferred rent                                                 (13,366)            (10,722)
                                                                 ---------            --------

     Net cash used in continuing operations                        (92,647)            (19,882)
     Net cash provided by discontinued operations                   64,233               9,150
                                                                 ---------            --------

     Net cash used in operating activities                        ($28,414)           ($10,732)
                                                                 =========            ========

Financing activities:
  Proceeds from issuance of common stock and
   warrants                                                                            182,000
  Purchase of treasury stock                                                           (94,061)
  Payment of debt                                                  (24,718)            (19,504)
                                                                 ---------            --------

     Net cash provided by (used in) financing activities          ($24,718)           $ 68,435
                                                                 =========            ========

Net increase (decrease) in cash and cash equivalents              ($53,132)           $ 57,703
                                                                 ---------            --------

Cash and cash equivalents, beginning of period                     129,320             114,971
                                                                 ---------            --------

Cash and cash equivalents, end of period                         $  76,188            $172,674
                                                                 =========            ========

Supplemental disclosures:
  Cash paid during the year for:
    Interest:
      Continuing operations                                      $   5,389            $  4,379
                                                                 =========            ========
      Discontinued operations                                    $       0            $      0
                                                                 =========            ========



            See notes to condensed consolidated financial statements.
                                                                             F-5

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000



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

        The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company
(FDIC) up to $100,000. At June 30, 2001, the Company had no uninsured cash balances.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


4. Accounts receivable:

        Following is a summary of receivables at June 30, 2001:

               Trade accounts                                       $386,035
               Less allowance for doubtful accounts                  (15,500)
                                                                    --------
                                                                    $370,535
                                                                    ========

        At June 30, 2001, accounts receivable in the amount of $386,035 was pledged as collateral in connection with the Company's line of credit.


5.      Inventories:

        Inventories at June 30, 2001 consist of :

               Finished goods                                       $ 74,594
               Raw materials                                          87,327
               Supplies                                               49,870
                                                                    --------
                                                                    $211,791
                                                                    ========


6. Property and equipment:

                    Baking equipment                              $1,280,226
                    Furniture and fixtures                            78,864
                    Leasehold improvements                           180,422
                                                                  ----------
                                                                   1,539,512
                    Less:  Accumulated depreciation
                            and amortization                       1,111,339
                                                                  ----------
                                                                  $  428,173
                                                                  ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


6.      Property and equipment (continued):

        Depreciation expense charged to operations was $49,147 and $54,274 in 2001 and 2000, respectively.

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


7. Intangible assets:

         The acquisition agreement of Greenberg's - L.P. contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $12,500 in 2001 and 2000.

         The excess cost over the fair value of the net assets acquired from J.M. Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $40,456 in 2001 and 2000.



8. Note payable, bank:

        As of June 30, 2001, the Company had an available revolving line of credit with Hudson United Bank in the amount of $150,000, of which $82,552 had been utilized at June 30, 2001. The interest rate at June 30, 2001 was 9.50%.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


9. Commitments and contingencies:

        The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004.

        The minimum future rentals on the baking facility is as follows:



                                                                    Facility
                                                                    --------
                        June 30, 2002                               $200,000
                        June 30, 2003                                200,000
                        June 30, 2004                                200,000
                        Thereafter                                   100,000
                                                                    --------
                                                                    $700,000
                                                                    ========


        Rent expense for all operating leases amounted to $129,923 in 2001 and $104,498 in 2000.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


11. Earnings per share:

        Primary earnings per share is computed based in the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods issued after December 15, 1997, entities with a loss from continuing operations, the exercise of any potential shares increases the number of shares outstanding and results in a lower loss per share. Thus, potential issuances are excluded from the calculation of earnings per share. These common stock purchase warrants amounted to 0 in 2001 and 1,339,575 in 2000.

        Reconciliation of shares used in computation of earnings per share:

                                                                      2001               2000
                                                                      ----               ----
               Weighted average of shares actually
                 outstanding                                       5,245,250          5,245,250
                                                                   ---------          ---------
               Common stock purchase warrants
               Primary and fully diluted weighted
                 average common shares outstanding                 5,245,250          5,245,250
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

        The maturities of the notes are as follows:

                      June 30, 2002                                 $ 73,750
                      June 30, 2003                                   36,875
                                                                    --------
                                                                    $110,625
                                                                    ========

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


12.  Discontinued operations (continued):

         Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc. consisted of the following as of June 30, 2001:

                 Liabilities:
                    Accounts payable                                $172,221
                    Accrued expenses                                 403,911
                                                                    --------
                                                                     576,132
                                                                    --------
                 Assets:
                    Notes receivable                                 160,625
                    Interest receivable                                  407
                                                                    --------
                                                                     161,032
                                                                    --------
                                                                    $415,100
                                                                    ========



         Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the six months ended June 30, 2001 and 2000 is as follows:

                                                                      2001            2000
                                                                      ----            ----

              Operating expenses                                      $    0         $33,615
                                                                      ------         -------

              Net loss from operations                                     0         (33,615)

              Interest income                                          5,389           9,150
                                                                      ------         -------

              Net income (loss) from discontinued
               operations                                             $5,389        ($24,465)
                                                                      ======        ========

Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of
Operation:

The Company has strengthened its marketing efforts in the New York Metro area by appointing a premier food broker to represent its products. The broker's focus will be product placement in supermarkets and establishing co-packing arrangements with larger companies. Additional food brokers are being interviewed for representation in other marketing territories.

Analysis and reconfiguration of the product mix and cost structure to increase product margins remains one of management's main concerns. Emphasis will be placed on developing items suitable for foodservice and export markets.

Reduction of executive positions and consolidation of responsibilities among remaining managers and supervisors will reduce payroll liability and increase efficiency of operations.

The Company will continue to seek out potential candidates for merger or acquisition that meet its specific needs.

At June 30, 2001 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $7,897,694 which can be used to reduce the tax on income up to that amount through the year 2018.

b. Results of Operations (continuing) for three months ending June 30, 2001 vs. three months ended June 30, 2000:

The Company's consolidated revenues aggregated $1,119,092 vs. $1,284,124. The cost of goods sold was $949,985 vs. $998,887. Operating expenses were $218,630 vs. $287,933. As a result, the loss from operations for the first quarter 2001 and 2000 was $49,523 and $2,696 respectively. The net interest expense for the quarter was $2,420.

The net loss from continuing operations aggregated $49,539 for 2001 ($0.01) per share and $1,730 for 2000 ($.00) per share.

Net income from discontinued operations for 1st quarter 2001 was $2,250 vs. net loss of $2,488 for 1st quarter 2000.

Batter Bake-Chatterley Inc., (the BBC subsidiary) offers a line of batter and frozen finished cakes, muffins, tart shells, cheesecakes, and other desserts. BBC's financial records and affairs are kept separate from the parent but included in the consolidated financial statements at March 31, 2001 and 2000.

c.       Plan of Operation:


Wholesale Operations:

The company's plan of action is to develop a product mix that will be suited for supermarkets, foodservice, fund raising and export markets. This process includes the following:

                  - Selection of Food Brokers to service each segment.

                  - Enter into co-packing arrangements with other baking
                    companies to produce product under their label.

                  - Establish wholesale factory outlet open to the public with aggressive pricing sensitive to the needs of neighborhood.

                  - Reengineering the overhead cost structure and product mix to fit the reduced size of the company.


Liquidity and Capital Resources:

Since its inception the Company's only source of working capital has been the proceeds from the issuance of its securities.

 As of June 30, 2001, the Company has a negative working capital of approximately $133,766 as compared to a negative working capital of $96,863 at June 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.

                                CREATIVE BAKERIES, INC.

                                By: /s/ Ron Schutte
                                    ------------------------------
                                        Ron Schutte
                                        President and Chief
                                        Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2000.


Signatures                                                  Title
                                                            -----


/s/ Ron Schutte                                            President/Chief Executive Officer
--------------------------------
Ron Schutte


/s/ Philip Grabow                                          Director
--------------------------------
Philip Grabow


--------------------------------


                                                           Director
--------------------------------
Richard Fechtor


/s/ Raymond J. McKinstry                                   Director
--------------------------------
Raymond J. McKinstry

/s/ Kenneth Sitomer                                        Director
--------------------------------
Kenneth Sitomer


/s/ Karen Brenner                                          Director
--------------------------------
Karen Brenner

/s/ Yona Abrahami                                          Director
--------------------------------
Yona Abrahami