Form 10QSB
period 2001-09-30
CREATIVE BAKERIES INC
filed 2001-11-16
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                   FORM 10-QSB


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1939

               For the transition period from ________ to ________


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


            Class                             Outstanding at September 30, 2001
------------------------------                ---------------------------------
Common Stock, par value $0.001
  per share                                              5,245,250

                                      INDEX



Part I.  Financial information


         Item 1.       Condensed consolidated financial statements:

                       Balance sheet as of September 30, 2001                    F-2

                       Statement of operations for the nine and
                       three months ended September 30, 2001 and 2000            F-3

                       Statement of stockholders' equity for the
                       period January 1, 2000 to September 30, 2001              F-4

                       Statement of cash flows for the nine
                       months ended September 30, 2001 and 2000                  F-5

                       Notes to condensed consolidated financial
                       statements                                            F-6 - F-11

         Item 2.       Management's discussion and analysis of
                       financial condition



Part II.  Other information


Signatures

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2001
                                   (Unaudited)






                                     ASSETS
Current assets:
  Cash and cash equivalents                                          $    12,906
  Accounts receivable, less allowance for doubtful
   accounts of $15,500                                                   277,328
  Inventories                                                            277,158
  Prepaid expenses and other current assets                               27,743
                                                                    ------------
    Total current assets                                                 595,135
                                                                    ------------
Property and equipment, net                                              399,726
                                                                    ------------
Other assets:
  Goodwill, net of amortization                                          275,000
  Security deposits                                                        5,464
                                                                    ------------
                                                                         280,464
                                                                    ------------

                                                                     $ 1,275,325
                                                                    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Current liabilities:
  Notes payable, bank                                                $    74,159
  Loans payable, other                                                     7,500
  Cash overdraft                                                          39,400
  Accounts payable                                                       524,743
  Accrued expenses                                                       219,170
                                                                    ------------
    Total current liabilities                                            864,972
                                                                    ------------
Other liabilities:
  Deferred rent                                                           95,981
  Net liabilities of discontinued operations
   less assets to be disposed of                                         424,442
                                                                    ------------
                                                                         520,423
                                                                    ------------

Stockholders' equity (deficiency):
  Preferred stock, $.001 par value, authorized 2,000,000
   shares; none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,245,250 shares                         5,245
  Additional paid in capital                                          11,364,074
  Deficit                                                            (11,360,360)
                                                                    ------------
                                                                           8,959
  Common stock held in treasury, 178,500 shares                      (   119,029)
                                                                    ------------
                                                                     (   110,070)
                                                                    ------------

                                                                     $ 1,275,325
                                                                    ============




            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                Nine Months                          Three Months
                                                             Ended September 30,                  Ended September 30,
                                                         2001                 2000             2001             2000
                                                         ----                 ----             ----             ----

Net sales                                             $2,628,962         $3,063,675        $  721,242       $  954,948

Cost of sales                                          2,241,425          2,541,486           696,008          861,142
                                                      ----------         ----------        ----------       ----------
Gross profit                                             387,537            522,189            25,234           93,806

Selling, general and administrative
 expenses                                                643,657            795,758           199,587          272,463
                                                      ----------         ----------        ----------       ----------
Loss from continuing operations and
 before other income (expense)                        (  256,120)        (  273,569)       (  174,353)      (  178,657)
                                                      ----------         ----------        ----------       ----------
Other income (expense):
  Loss on impairment of goodwill                      (  493,573)                          (  493,573)
  Gain from sale of
   disposition of assets                                                      5,750                              5,750
  Miscellaneous income (expense)                                              6,791        (    2,393)           2,291
  Interest income                                          1,029              3,619               276              738
  Interest expense                                    (    6,749)        (    8,025)       (    1,365)      (    1,039)
                                                      ----------         ----------        ----------       ----------
                                                      (  499,293)             8,135        (  497,055)           7,740
                                                      ----------         ----------       ----------        ----------

Loss from continuing operations                       (  755,413)        (  265,434)       (  671,408)      (  170,917)

Discontinued operations:
  Income (loss) from operations
   of New York facility to be
   disposed of                                        (    3,953)        (   20,062)       (    9,342)           4,403
                                                      ----------         ----------        ----------       ----------

Net loss                                              ($ 759,366)        ($ 285,496)       ($ 680,750)      ($ 166,514)
                                                      ==========         ==========        ==========       ==========

Earnings per common share:
  Primary and fully diluted:
    Loss from continuing
     operations                                       ($    0.14)        ($    0.05)       ($    0.13)      ($    0.03)
    Discontinued operations                           (     0.00)        (     0.00)       (     0.00)            0.00
                                                      ----------         ----------        -----------      ----------

Net loss per common share                             ($    0.14)        ($    0.05)       ($    0.13)      ($    0.03)
                                                      ==========         ==========        ==========       ==========

Weighted average number of common
 shares outstanding                                    5,245,250          5,245,250         5,245,250        5,245,250
                                                      ==========         ==========        ==========       ==========






            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                      JANUARY 1, 2000 TO SEPTEMBER 30, 2001










                                                       Common stock
                                                     ----------------
                                                                                                                    Total
                                                     Number               Additional                             Stockholders'
                                                       of                  Paid in      Accumulated   Treasury      Equity
                                                     Shares    Amount      Capital        Deficit      Stock     (Deficiency)
                                                     ------    ------      -------        -------      -----     -----------

Balance at January 1, 2000                         5,245,250   $5,245    $11,510,064  ($10,363,621)  ($334,244)     $817,444

Purchase of treasury stock                                                                           ( 112,774)    ( 112,774)

Treasury stock issued upon
 exercise of warrants                                                       (145,990)                  327,989       181,999

Net loss for the year ended December 31, 2000                                          (   237,373)                ( 237,373)
                                                  ----------   ------    -----------   -----------     --------     --------
Balance at December 31, 2000                       5,245,250    5,245     11,364,074   (10,600,994)  ( 119,029)      649,296

Net loss for the nine months ended
 September 30, 2001                                                                   (    759,366)                 (759,366)
                                                  ----------   ------    -----------   -----------    --------      --------

Balance at September 30, 2001                      5,245,250   $5,245    $11,364,074  ($11,360,360)  ($119,029)    ($110,070)
                                                  ==========   ======    ===========   ===========    ========      ========









            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)



                                                                  2001               2000
                                                                  ----               ----

Operating activities:
  Loss from continuing operations                              ($755,413)         ($265,434)
  Adjustments to reconcile loss from
   continuing operations to cash used in
   continuing operations:
     Depreciation and amortization                               133,050            156,602
     Loss on impairment of goodwill                              493,573
     Gain on sale of equipment                                                    (   5,750)
   Changes in other operating assets and liabilities
     from continuing operations:
     Accounts receivable                                          68,453          (   2,735)
     Inventory                                                 (  36,032)         (  19,386)
     Prepaid expenses and other current assets                    21,704             66,208
     Accounts payable                                          (  57,040)            27,007
     Accrued expenses and other current liabilities                6,719          ( 101,583)
     Deferred rent                                             (  20,050)         (  16,083)
                                                               ---------          ---------

     Net cash used in operating activities                     ( 145,036)         ( 161,154)
     Net cash provided by discontinued operations                 64,233             64,233
                                                               ---------          ---------

     Net cash used in operating activities                     (  80,803)         ( 161,042)
                                                               ---------          ---------

Investing activities:
  Proceeds from sale of equipment                                                    25,000
  Purchase of property and equipment                           (   2,500)         (  10,150)
                                                               ---------          ---------

     Net cash used in (provided by) investing activities       (   2,500)            14,850
                                                               ---------          ---------

Financing activities:
  Proceeds from issuance of common stock and warrants                               182,000
  Purchase of treasury stock                                                      ( 112,774)
  Payment of debt                                              (  33,111)         (  18,139)
                                                               ---------          ---------

     Net cash provided by (used in)
      financing activities                                     (  33,111)            51,087
                                                               ---------          ---------

Net decrease in cash and cash equivalents                      ( 116,414)         (  95,105)

Cash and cash equivalents, beginning of period                   129,320            114,971
                                                               ---------          ---------

Cash and cash equivalents, end of period                       $  12,906          $  19,866
                                                               =========          =========

Supplemental disclosures:
  Cash paid during the year for:
    Interest paid during the period
      Continuing operations                                    $   6,749          $   5,418
                                                               =========          =========
      Discontinued operations                                  $       0          $       0
                                                               =========          =========




            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2000 included in its Annual Report filed on Form 10-KSB.


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

   The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At September 30, 2001, the Company had no uninsured cash balances.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000





4. Accounts receivable:

   Following is a summary of receivables at September 30, 2001:




            Trade accounts                               $292,828
            Less allowance for doubtful accounts        (  15,500)
                                                         --------
                                                         $277,328
                                                         ========


   At September 30, 2001, accounts receivable in the amount of $386,035 was pledged as collateral in connection with the Company's line of credit.



5. Inventories:


   Inventories at September 30, 2001 consist of:


            Finished goods                              $127,195
            Raw materials                                101,752
            Supplies                                      48,211
                                                        --------
                                                        $277,158
                                                        ========

6. Property and equipment:


            Baking equipment                          $1,280,226
            Furniture and fixtures                        81,364
            Leasehold improvements                       180,422
                                                      ----------
                                                       1,542,012
            Less:  Accumulated depreciation
                   and amortization                    1,142,286
                                                      ----------

                                                      $  399,726
                                                      ==========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000




6. Property and equipment (continued):

   Depreciation expense charged to operations was $73,844 and $95,918 in 2001 and 2000, respectively.

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



7. Intangible assets:

   The acquisition agreement of Greenberg's - L.P. contained a provision for a covenant not to compete of $125,000 which management is amortizing over its five year term. Amortization of the covenant charged to operations was $18,750 in 2001 and 2000.

   The excess cost over the fair value of the net assets acquired from J.M.
    Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $40,456 in 2001 and $60,684 in 2000.

   The Company has determined that the goodwill pertaining to J.M. Specialties, Inc. is impaired. See Note 13.


8. Note payable, bank:

   As of September 30, 2001, the Company had an available revolving line of credit with Hudson United Bank in the amount of $150,000, of which $74,159 had been utilized at September 30, 2001. The interest rate at September 30, 2001 was 9.50%.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



9.  Commitments and contingencies:

    The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease expiring December 31, 2004.

    The minimum future rentals on the baking facility is as follows:


                                                        Facility
                                                        --------


            September 30, 2002                          $200,000
            September 30, 2003                           200,000
            September 30, 2004                           200,000
            Thereafter                                   100,000
                                                        --------
                                                        $700,000
                                                        ========


    Rent expense for all operating leases amounted to $167,098 in 2001 and $156,856 in 2000.


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

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000






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

    The maturities of the notes are as follows:

            September 30, 2002                          $ 73,750
            September 30, 2003                            36,875
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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



12. Discontinued operations (continued):

    Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc.
     consisted of the following as of September 30, 2001:

            Liabilities:
              Accounts payable                          $133,380
              Accrued expenses                           403,911
                                                        --------
                                                         537,291
                                                        --------
            Assets:
              Notes receivable                           110,625
              Interest receivable                          2,224
                                                        --------
                                                         112,849
                                                        --------

                                                        $424,442
                                                        ========

    Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the nine months ended September 30, 2001 and 2000 is as follows:


                                                           2001            2000
                                                           ----            ----
            Operating expenses                           ($50,000)       ($33,615)
                                                          -------         -------

            Net loss from operations                     ( 50,000)       ( 33,615)
            Forgiveness of debt                            38,841
            Interest income                                 7,206          13,553
                                                        ---------        --------
            Net loss from discontinued
             operations                                  ($ 3,953)       ($20,062)
                                                        =========        ========


13. Impairment of goodwill:

    The Company has determined that the goodwill relating to its subsidiary J.M.
     Specialties, Inc. is impaired and has taken a one-time charge of $493,573 on its statement of operations for the third quarter of 2001. The batter business to which the goodwill relates has seen decreasing profit margins and sales over the last several quarters and a decision to sell the line has been approved by the board of directors. A prospective buyer has been identified and the purchase price has been used to estimate fair value of the remaining goodwill. The amount of the loss is determined as follows:


            Asset cost                                 $1,213,565
             Less: accumulated amortization               444,992
                                                       ----------

            Carrying amount                               768,573

            Fair value of impaired asset               (  275,000)
                                                       ----------

             Impairment loss                           $  493,573
                                                       ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of
Operation:

The Company continues the process of reconfiguring its product mix and cost structure to ensure adequate margins despite reduction in sales volume.

The Company has determined that the goodwill relating to its subsidiary J.M. Specialties is impaired and has taken a one-time charge of $478,573 on its statement of operations for the third quarter of 2001.

Co-packing arranagements for frozen cheesecakes for both food service and export to Japan have begun and the sales forecasts are encouraging. Additional co-packing arrangements for fund raising are in process for fiscal year 2002. Food service and fund raising brokers have been appointed.

The Company will continue to seek out potential candidates for merger or acquisition that meet its specific needs.

At September 30, 2001 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $7,897,694 which can be used to reduce the tax on income up to that amount through the year 2018.

b. Results of Operations (continuing) for three months ending September 30, 2001 vs. three months ended September 30, 2000:

The Company's consolidated revenues aggregated $721,242 vs. $954,948. The cost of goods sold was $696,008 vs. $861,142. Operating expenses were $199,587 vs. $272,463. As a result, the loss from operations was $174,353 vs. $178,657.
The net interest expense for the quarter was $1,365.

The net loss from continuing operations aggregated $671,408 ($0.13) per share vs. $170,917 ($.03) per share.

Net loss from discontinued operations was $9,342 or ($0.00) per share vs. ($4,403) or $0.00 per share.

Batter Bake-Chatterley Inc., (the BBC subsidiary) offers a line of batter and frozen finished cakes, muffins, tart shells and other desserts. BBC's financial records and affairs are kept separate from the parent but included in the consolidated financial statements at September 30, 2001 and 2000.

c.   Plan of Operation:

Wholesale Operations:

The company's plan of action is to increase wholesale sales with fewer but profitable products. This process includes the following:

Reengineering the overhead cost structure to fit the reduced size of the company.

Brokers have been appointed and sales calls are being made to supermarket headquarters, chain restaurant accounts, fund raisers, and potential export customers.

Enter into co-packing arrangements whereby the company would introduce private label products of other bakery operations.

Liquidity and Capital Resources:

Since its inception the Company's only source of working capital has been the proceeds from the issuance of its securities.

As of September 30, 2001, the Company has a negative working capital of approximately $269,837 as compared to a negative working capital of $242,585 at September 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2001.

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