Form 10KSB40
period 2001-12-31
CREATIVE BAKERIES INC
filed 2002-03-29
CIK 949721

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                  For the fiscal year ended: December 31, 2001

                         Commission File Number: 0-18711


                             Creative Bakeries, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           New York                                           13-3832215
-----------------------------------------       -----------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer Identification No.)
Incorporation or Organization)

20 Passaic Avenue, Fairfield, NJ                                07004
-----------------------------------------       -----------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's telephone number: (973) 808-8248

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange on
Title of Each Class                                    Which Registered
-------------------                                ------------------------
Common Stock, $.001 per share                               NASDAQ

Securities registered under Section 12 (g) of the Exchange Act:  None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                       --
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form,and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenue for its most recent fiscal year was $3,770,507. As of December 31, 2001 there were 5,245,250 shares of Company's Common Stock, par value $.001 per share, outstanding. The aggregate market value of the voting stock of the issuer on December 31, 2001 was approximately 1,049,050.


     Transitional Small Business Disclosure Format (check one):

               Yes                                   No  X
                  ---                                   ---

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

     Creative Bakeries, Inc. ("Creative"), offers a broad line of premium quality pastries, cakes, pies, cookies and other assorted desserts which are produced at its baking facility. Such baked goods are marketed and distributed on a wholesale basis to supermarkets, restaurants, and institutional dining facilities.

     Creative was incorporated in November 1993. The Company's executive offices are located at 20 Passaic Avenue, Fairfield, NJ 07004 and its telephone number is (973) 808-8248.

     The company had two subsidiaries. The sale of William Greenberg Jr. subsidiary was completed in November 1998. From the remaining subsidiary known as Batter Bake - Chatterley (BBC), the company sold the Batter Bake business in December 2001.


BUSINESS STRATEGY

     The Company's business strategy is comprised of the following:

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

BUSINESS PHILOSOPHY

     High Quality Ingredients. The Company believes that developing and maintaining premium quality products is the key to its future success. The Company uses the highest quality ingredients in its products including, AA creamy butter, whole eggs, premium fruits, nuts, and chocolates blended for the Company's unique recipes. The Company seeks to maintain rigorous standards for freshness, quality, and consistency.

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

PRODUCTS

Baked Goods

     The Chatterley Desserts Subsidiary markets a full line of premium quality baked products such as cheese cakes, mousse cakes and tart shells as well a complete gourmet line of muffins. The Company continues to develop new products and welcomes customer requests.

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

CUSTOMERS

INSTITUTIONAL/WHOLESALE

     The Chatterley Desserts Subsidiary sells its products through food distributors to hotels, hospitals and institutional feeders such as corporate caters, restaurants, coffee shops etc. The products are also sold retail through food distributors and direct to supermarket distribution centers.

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

DISTRIBUTION AND MARKETING

     The Chatterely Subsidiary bakes all of its products in its 30,000 square foot facility in Fairfield, New Jersey. Although utilization of the facility varies based on seasonal fluctuation, the facility is operated on the basis of two shifts, five days a week. The Company believes that the Chatterely Subsidiary has the capacity to meet future requirements, including those arising out of the consolidation with the Company. The Chatterley Subsidiary delivers 90% of its products by common carrier trucks to its institutional/wholesale customers. About 10% of its customers pick up their orders directly at the bakery and utilize their own distribution networks.

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

EMPLOYEES

     As of March 31, 2002, the BBC Subsidiary together with Creative had approximately 37 full-time employees, of which 30 are employed in production, 2 in sales, 4 in administration and 1 in executive positions. The BBC Subsidiary does not have a union and the Company believes that it has good relations with its employees.


ITEM 2. DESCRIPTION OF PROPERTY

     As of March 31, 2002, the Company leases in Fairfield, New Jersey 29,362 square feet for its baking facilities. The Company believes that its existing lease will be renewed when it expires in 2004 or alternative properties can be leased on acceptable terms. The Company believes that its present facilities are well maintained, in good condition and are suitable for the Company to continue to operate and meet its production needs in the foreseeable future. The Company is also considering subcontracting certain of its production requirements.

PLAN OF OPERATION

     Management has determined unamortized goodwill of approximately $671,000 has no continuing value and accordingly it was written off during 2001.

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

Period                                  High               Low
-----------------------------------------------------------------
FISCAL YEAR 2000:
First Quarter                           11/16             7/16
Second Quarter                          7/8               1/2
Third Quarter                           3/4               1/2
Fourth Quarter                          1/8               .12

Fiscal Year 2001:
First Quarter                           .09               .08
Second Quarter                          .22               .22
Third Quarter                           .11               .11
Fourth Quarter                          .20               .13


     The number of shareholders of record of the Common Stock on February 28, 2002 was 41 excluding 2,637,778 shares of Common Stock held by Cede & Co. The Company believes that it has in excess of 500 shareholders.

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The payment of future cash dividends by the Company on its Common Stock will be at the discretion of the Board of Directors and will depend upon the Company's earnings (if any), general financial condition, cash flows, capital requirements and other considerations deemed relevant by the Board of Directors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

General

     The Company had licensed William Greenberg Jr. to a retail operator. During the 4the quarter of 2000 the company also sold the license to the same operator. Since the operator defaulted on the payment terms, the company has regained the license.

     At December 31, 2001 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $8,680,450 which can be used to reduce the tax on income up to that amount through the year 2019.

     The Batter Bake name, customers and muffin batter operation was sold to Fairfield Gourmet Foods, Fairfield, NJ on December 1, 2001. Management determined that the category of muffin batter did not offer sufficient growth opportunity. The company will focus on its bakery operations and promote its cheesecake and its higher end dessert items. The company is also in negotiations to acquire the assets of the Brooklyn Cheesecake Company. This acquisition is expected to occur in early March of 2002.

Results of Operations

     The Company's consolidated revenues from continuing operations aggregated $3,770,507 and $4,377,601 for the years ended December 31, 2001 and 2000 respectively, a decrease of 14%. The cost of goods sold was $3,279,919 and $3,606,332 respectively, an increase of 9%. Operating expenses were $766,248 and $1,053,350 respectively, a decrease of 27%. As a result, the loss from continuing operations was $275,660 and $282,081 respectively, a decrease of 2%.

     Due to Management's intensive cost cutting efforts, the net loss was reduced marginally in spite of the drop in sales volume.

     Depreciation and amortization for 2001 decreased as compared to 2000 due to assets written down or written off for the year ended December 31, 2001.

     The company's consolidated revenues from its discontinued operation, the WGJ subsidiary were $0 in 2001 and in 2000. The WGJ subsidiary showed a loss from operations of $40,822 in 2001 vs. a gain of $48,701 in 2000.

SEGMENT INFORMATION: Not applicable since retail operations were discontinued.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

     As of December 31, 2001, the Company had a negative working capital from continuing operations of approximately $20,407 as compared to a negative working capital of $182,731 at December 31, 2000.

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


ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statement................................................................

Independent Accountants' Report.............................................................F-1

Financial Statements:

     Balance Sheets as at December 31, 2001 and 2000........................................F-2

     Statement of Operations For the Years
        Ended December 31, 2001 and 2000....................................................F-3

     Statements of Stockholders' Equity (Deficiency) For the Years
        Ended December 31, 2001 and 2000 ...................................................F-4

     Statements of Cash Flows For the Years Ended December 31, 2001 and 2000 ...............F-5

     Notes to Financial Statements .................................................F-6 to F-12


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning the Board of Directors and Executive Officers

     The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or
Executive Officer,
Age and Position              Principal Occupation                                 Date of Initial Election
Held with Company             For Previous Five Years                              as Director
--------------------          -----------------------                              ------------------------
Ron Schutte 45                Chief Executive Officer, Aug. 2000 - May 2001         June 1, 2001
President and Director        Brooklyn Cheesecake Company Apr. 1999 - Jul 2000
                              Crestwood Consulting Mar 1997 - Mar 1999
                              Mother's Kitchen

Richard Fechtor, 71           Founder of and since 1974 Executive Vice              July 11, 1996
Director                      President of Fechtor, Detwiler & Co.,
                              Inc., the representative of the
                              underwriters in the Company's initial
                              public offering; Director of Vascular
                              Laboratories since 1989

Raymond J. McKinstry, 54,     Investment manager with Astair & Partners,            August 1995
Director                      Limited, a London based brokerage company,
                              1987 to present

Karen Brenner, 48,            President of Fortuna Advisors, Inc., an               July 1997
Director                      investment advisory firm in California
                              1993 to present; founder and President
                              of Karen Brenner, Registered
                              Investment Advisor, the predecessor to
                              Fortuna Advisors, Inc., 1984 to 1993;
                              Managing Partner of F.C. Partners, a
                              California limited partnership, April

Name of Director or
Executive Officer,
Age and Position              Principal Occupation                                 Date of Initial Election
Held with Company             For Previous Five Years                              as Director
--------------------          -----------------------                              ------------------------
                              1996 to present; Director on DDL
                              Electronics, Inc., a publicly held
                              company, July 1996 to present;
                              Director of Krug International Corp.,
                              a publicly held company, July 1996 to
                              present.

Yona Abrahami, 53             Founder and President of Chatterley                   August 1997
Director
                                                                                    January 1997
                              Former C.E.O. Creative Bakeries Inc. 1997
Philip Grabow 62              - 2001

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

Executive Compensation in 2001

     The following table sets forth compensation paid to the Chief Executive Officer and to executive officers of the Company, excluding those executive officers who did not receive an annual salary and bonus in excess of $100,000 in the fiscal year ended December 31, 2001.

Name and Principal Position        Year        Salary ($)           Bonus ($)      Other Annual Compensation
---------------------------        ----        ----------           --------       -------------------------
Ron Schutte, CEO                   2001         $150,000              $0.00                  $0.00

     No other executive officer received a salary and bonus in excess of $100,000 for the year ended December 31, 2001. The Company has not granted any stock options, stock appreciation rights or long-term incentive awards to any executive officer of the Company since its inception.

Employment Agreements

     Simultaneously with the acquisition of Chatterley, the Company entered into employment agreements with Yona Abrahami and David Abrahami. Their contracts have since been terminated. These agreements were filed as exhibits B and C respectively with the Form 8-K/A on November 17, 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this Amendment to the Annual Report, by:
(i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company;
(iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended; and (iv) all directors and executive officers of the Company as a group (7 persons):

       No. of shares beneficially owned                                     Percentage Benef. owned
       --------------------------------                                     -----------------------
       Yona Abrahami(1).........................................500,000               9.53%
       Philip Grabow(2).........................................500,000               9.53
       Richard Fechtor(3).......................................142,933               2.0
       Raymond J. McKinstry(4)...................................50,000
       InterEquity Capital Partners, L.P.(5)....................378,390               7.0
       Ron Schutte(6)............................................50,000
       Executive directors and officers as a group ...........1,621,323

(1)  Ms. Abrahami's address is c/o 20 Passaic Avenue, Fairfield, New Jersey
     07004.

(2) Mr. Grabow's business address is c/o 20 Passaic Avenue, Fairfield, New Jersey 07004. Includes 500,000 Common Shares and currently exercisable warrants to purchase an additional 300,000 shares of Common Stock. See "Certain Relationships and Related Transactions."

(3) Mr. Fechtor's business address is 155 Federal Street, Boston, Massachusetts 02110. Upon the conversion of a certain note, InterEquity Capital Partners, L.P., received a six-year warrant exercisable until October 2001 to purchase, on one occasion, 6% of the issued and outstanding capital shares of the Company on a fully diluted basis as of the date of exercise. Certain persons associated with the Representative, received an aggregate 17.5% interest in such warrant, including Mr. Fechtor, who received a 5% interest in such warrant. As of March 31, 1998, there are 7,644,250 shares of Common Stock outstanding on a fully diluted basis, 6% of which equals 458,655 shares of Common Stock. Accordingly, Mr. Fechtor's ownership as shown in the table includes 22,933 shares issuable upon exercise of such warrant. See "Certain Relationships and Related Transactions." Also includes 120,000 shares of Common Stock. Excludes 5,500 shares of Common Stock owned by Mr. Fechtor's wife, of which he disclaims beneficial ownership.

(4) Mr. McKinstry's business address is 40 Queen Street, London EC4R 1DD, England. Includes currently exercisable warrants to purchase 50,000 Common Shares.

(5) InterEquity's business address is 220 Fifth Avenue, New York, New York 10001. Includes an 82.5% interest in a six-year warrant exercisable to purchase, on one occasion, 6% of the issued and outstanding capital shares of the Company on a fully diluted basis as of the date of exercise. As of March 31, 1998, there are 7,644,250 shares of Common Stock outstanding, 6% of which equals 458,655 shares of Common Stock. Accordingly,

     InterEquity's ownership as shown in the table includes 378,390 shares issuable upon exercise of such warrant. The warrant is currently exercisable and expires in October 2001.

(6)  Mr. Schutte address is 20 Passaic Ave, Fairfield, New Jersey 07004.

     Includes the shares of Common Stock beneficially owned by Ms. Abrahami, Mr. Grabow, Mr. Fechtor, Mr. McKinstry, Mr. Schutte,

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

*****Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 1996, on Form 10-KSB Commission.

******Incorporated by reference to the Company's Current Report on Form 8-K, dated September 11, 1997 and Form 8-K/A, dated November 17, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2002.

                                  CREATIVE BAKERIES, INC.

                                  By: /s/ Ron Schutte
                                      ---------------------------------
                                      President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2002.


Signatures                            Title
                                      -----



/s/Ron Schutte
                                      President, Chief Executive Officer/Director
----------------------------------
Ron Schutte




                                      Director
----------------------------------
Richard Fechtor

/s/ Raymond J. McKinstry              Director
----------------------------------
Raymond J. McKinstry




/s/Karen Brenner                      Director
----------------------------------
Karen Brenner

/s/Yona Abrahami                      Director
----------------------------------
Yona Abrahami

                             CREATIVE BAKERIES, INC.

                          YEAR ENDED DECEMBER 31, 2001


                                    CONTENTS


                                                                        Page

Independent auditors' report                                             F-1

Consolidated financial statements:

  Balance sheet                                                          F-2

  Statement of operations                                                F-3

  Statement of stockholders' equity (deficiency)                         F-4

  Statement of cash flows                                                F-5

Notes to consolidated financial statements                            F-6 - F-12

--------------------------------------------------------------------------------

Zeller Weiss & Kahn, LLP
CERTIFIED PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------
1084 Route 22 West       Melvin H. Zeller, CPA      Stephen E. Rosenthal, CPA
Mountainside, NJ 07092   Harold N. Binenstock, CPA  Alfred J. Padovano, CPA
TEL: 908-789-0011        Philip E. Hunrath, CPA
FAX: 908-789-0027        Peter J. Quigley, CPA




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Creative Bakeries, Inc.

     We have audited the accompanying consolidated balance sheet of Creative Bakeries, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Bakeries, Inc. as of December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from operations for the years ended December 31, 2001 and 2000 and as of December 31, 2001 has a working capital deficiency in the amount of $20,407, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in the notes to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 6, 2002

                             CREATIVE BAKERIES, INC.

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2001


                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $   121,616
  Accounts receivable, less allowance for doubtful
   accounts of $15,500                                                  300,524
  Inventories                                                           152,578
  Prepaid expenses and other current assets                              71,616
                                                                   ------------
    Total current assets                                                646,334
                                                                   ------------
Property and equipment, net                                             368,775
                                                                   ------------

Other assets:
  Goodwill, net of amortization                                          50,000
  Security deposits                                                       4,964
                                                                   ------------
                                                                         54,964
                                                                   ------------
                                                                    $ 1,070,073
                                                                   ============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Loans payable, other                                               $    7,500
  Accounts payable                                                      421,471
  Accrued expenses                                                      237,770
                                                                   ------------
    Total current liabilities                                           666,741
                                                                   ------------
Other liabilities:
  Deferred rent                                                          94,533
  Net liabilities of discontinued operations
   less assets to be disposed of                                        442,092
                                                                   ------------
                                                                        536,625
                                                                   ------------
Stockholders' equity (deficiency):
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,245,250 shares                        5,245
  Additional paid in capital                                         11,340,530
  Deficit                                                           (11,388,583)
                                                                   ------------
                                                                        (42,808)
  Common stock held in treasury, 158,500 shares                         (90,485)
                                                                   ------------
                                                                       (133,293)
                                                                   ------------
                                                                    $ 1,070,073
                                                                   ============

                 See notes to consolidated financial statements.

                             CREATIVE BAKERIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                        2001           2000
                                                        ----           ----

Net sales                                         $3,770,507     $4,377,601

Cost of sales                                      3,279,919      3,606,332
                                                 -----------    -----------
Gross profit                                         490,588        771,269

Selling, general and administrative expenses         771,248      1,053,350
                                                 -----------    -----------
Loss from operations                                (280,660)      (282,081)
                                                 -----------    -----------
Other income (expenses):
  Loss on impairment of goodwill                    (670,995)
  Gain from sale of disposition of assets            100,000          5,750
  Interest income                                      1,029          3,876
  Miscellaneous income                                 3,910            872
  Interest expense                                    (8,521)       (14,491)
                                                 -----------    -----------
                                                    (574,577)        (3,993)
                                                 -----------    -----------
Loss from continuing operations                     (855,237)      (286,074)

Discontinued operations:
  Income (loss) from operations of New York
   facility to be disposed of                        (40,822)        48,701
                                                 -----------    -----------
Loss before extraordinary items                     (896,059)      (237,373)
                                                 -----------    -----------
Extraordinary items:
  Gain on extinguishment of debt, continuing
   operations                                         48,711
  Gain on extinguishment of debt, discontinued
   operations                                         59,759
                                                 -----------
                                                     108,470
                                                 -----------
Net loss                                         ($  787,589)   ($  237,373)
                                                 ===========    ===========
Earnings per common share:
  Basic and fully diluted:
    Continuing operations                        ($     0.16)   ($     0.05)
    Discontinued operations                      ($     0.01)          0.01
      Extraordinary items:
        Continuing operations                           0.01
        Discontinued operations                         0.01
                                                 -----------    -----------
Net loss per share                               ($     0.15)   ($     0.04)
                                                 ===========    ===========
    Weighted average number of common
     shares outstanding                            5,245,250      5,245,250
                                                 ===========    ===========


                 See notes to consolidated financial statements.

                             CREATIVE BAKERIES, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                     Common stock
                                                     ------------                                                    Total
                                                    Number               Additional                               Stockholders'
                                                      of                  Paid in      Accumulated    Treasury       Equity
                                                    Shares    Amount      Capital        Deficit       Stock      (Deficiency)
                                                    ------    ------      -------        -------       -----      ------------
Balance at December 31, 1999                      5,245,250   $5,245    $11,510,064   ($10,363,621)  ($334,244)     $817,444

Purchase of treasury stock                                                                            (112,774)     (112,774)

Treasury stock issued upon exercise of warrants                            (145,990)                   327,989       181,999

Net loss for the year ended December 31, 2000                                             (237,373)                 (237,373)
                                                  ---------   ------    -----------   ------------   ---------     ---------
Balance at December 31, 2000                      5,245,250    5,245     11,364,074    (10,600,994)   (119,029)      649,296

Treasury stock issued for services                                          (23,544)                    28,544         5,000

Net loss for the year ended December 31, 2001                                             (787,589)                 (787,589)
                                                  ---------   ------    -----------   ------------   ---------     ----------
Balance at December 31, 2001                      5,245,250   $5,245    $11,340,530   ($11,388,583)  ($ 90,485)    ($133,293)
                                                  =========   ======    ===========   ============   =========     ==========


                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                            2001              2000
                                                            ----              ----
Operating activities:
  Loss from continuing operations                        ($855,237)        ($286,074)
  Adjustments to reconcile loss from
   continuing operations to cash used in
   continuing operations:
     Depreciation and amortization                         164,001           208,716
     Common stock issued for services                        5,000
     Loss on impairment of long-lived asset                670,995
     Forgiveness of debt                                   (48,711)
     Gain on sale of equipment                            (100,000)           (5,750)
     Changes in other operating assets and
      liabilities from continuing operations:
        Accounts receivable                                 45,257           (31,642)
        Inventory                                           88,548            42,158
        Prepaid expenses and other current assets          (22,170)           38,284
        Security deposits                                      500
        Accounts payable                                  (101,609)          105,588
        Accrued expenses and other current liabilities      25,318          (114,398)
        Deferred rent                                      (21,497)          (21,555)
                                                          --------          --------

        Net cash used in operating activities             (149,605)          (64,673)
        Net cash provided by discontinued
         operations                                          5,343            35,214
                                                          --------          --------

        Net cash used in operating activities             (144,262)          (29,459)
                                                          --------          --------

Investing activities:
  Proceeds from sale of equipment                          100,000            25,000
  Purchase of property and equipment                        (2,500)          (10,150)
  Proceeds from sale of goodwill                            47,578
                                                          --------          --------

        Net cash provided by investing activities          145,078            14,850

        Net cash provided by (used in) investing
         activities from discontinued operations            98,750            (1,250)
                                                          --------          --------

        Net cash provided by investing activities          243,828            13,600
                                                          --------          --------

Financing activities:
  Proceeds from issuance of common stock and warrants                        182,000
  Purchase of treasury stock                                                (112,774)
  Payment of debt                                         (107,270)          (39,018)
                                                          --------          --------

        Net cash provided by (used in)
         financing activities                             (107,270)           30,208
                                                          --------          --------

Net increase (decrease) in cash and cash equivalents        (7,704)           14,349

Cash and cash equivalents, beginning of period             129,320           114,971
                                                          --------          --------

Cash and cash equivalents, end of period                  $121,616          $129,320
                                                          --------          --------

Supplemental disclosures:
  Cash paid during the year for:
    Interest:
     Continuing operations                                $  9,555          $ 14,028
                                                          ========          ========
     Discontinued operations                              $      0          $      0
                                                          ========          ========


                See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1. Going concern:

     During the year ended December 31, 2001, the Company incurred a loss from continuing operations in the amount of $855,237 and a net loss of $787,589, and had a net working capital deficiency of $20,407. Although the Company is currently operating its businesses, their continuation is contingent upon, among other things, the continued forbearance by the Company's creditors from exercising their rights in connection with delinquent accounts payables. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     During the year 2001, the Company's board of directors brought in a new management team which has evaluated the Company's operations and made changes to the production and purchasing aspects of the business as well as cutting overhead expenses. The Company also plans to raise capital through an offering of preferred stock of which the proceeds would be used to streamline and modernize the production process, thus increasing profit margins. The Company also has plans to acquire an additional business through a mainly stock exchange transaction (see Note 18).

     In view of these matters management believes that the actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. Accounting policies:

     Principles of consolidation:

     The accompanying consolidated financial statements include the account of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

     Cash and cash equivalents:

     For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

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

     Intangible assets:

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and was being amortized on the straight-line method over forty years. The goodwill was determined to be impaired during the year and has been written down to net realizable value (see Notes 7 and 8).

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

2. Accounting policies (continued):

     Intangible assets (continued):

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

     Comprehensive income:

     There were no items of other comprehensive income in 2001 and 2000, and thus, net income is equal to comprehensive income for each of those years.

     Use of estimates:

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

     The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At December 31, 2001, the Company had uninsured cash balances of $94,091.

     The Company maintained sales with a customer which comprised more than 10% of total sales for the year. If this sales level were to change this could have a significant impact on the Company's operations.

     At December 31, 2001 there were two customers whose balances included in accounts receivable comprised more than 10% of total accounts receivable. If these customers were to default on these amounts it could have a significant impact on the Company's operations.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


4. Accounts receivable:

     Following is a summary of receivables at December 31, 2001:

     Trade accounts                                                    $316,024

     Less allowance for doubtful accounts                               (15,500)
                                                                       --------

                                                                       $300,524
                                                                       ========

5. Inventories:

     Inventories at December 31 consist of:

     Finished goods                                                    $ 47,711
     Raw materials                                                       64,877
     Supplies                                                            39,990
                                                                       --------

                                                                       $152,578
                                                                       ========

6. Property and equipment:

     The following is a summary of property and equipment at December 31, 2001:

     Baking equipment                                                $1,280,226

     Furniture and fixtures                                              81,364

     Leasehold improvements                                             180,422
                                                                     ----------
                                                                      1,542,012

     Less:  Accumulated depreciation
             and amortization                                         1,173,237
                                                                     ----------

                                                                     $  368,775
                                                                     ==========

     Depreciation expense charged to operations was $98,545 and $102,803 in 2001 and 2000, respectively.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


7. Intangible assets:

     The excess cost over the fair value of the net assets acquired from J.M. Specialties, Inc. aggregated $1,213,565. This goodwill has been amortized over its estimated useful life of fifteen years. Amortization charged to operations amounted to $40,456 in 2001 and $80,912 in 2000. As of December 31, 2001 the goodwill has been determined to be impaired and management has written down the asset to net realizable value
     (see Note 8).

8. Impairment of goodwill:

     The Company has determined that the goodwill relating to its subsidiary J.M. Specialties, Inc. is impaired and has taken a one-time charge of $493,573 on its statement of operations for the third quarter of 2001 and a further charge of $177,422 for the year ended December 31, 2001. The batter business to which the goodwill relates has seen decreasing profit margins and sales over the last several quarters and a decision to sell the line comprised of ten customers, was approved by the Board of Directors. The sale was completed in December, 2001 for $200,000, including $45,758 for goodwill, $100,000 for equipment and $52,422 for related inventory. The Company will receive an earnout for the years 2004 through 2007 based on sales on a declining percentage basis from 4% to 1%. Management's estimate of the amounts to be received in the earnout is $50,000.

     The amount of the impairment loss at December 31, 2001 is determined as follows:

     Asset cost                                                      $1,213,565
      Less: accumulated amortization                                    444,992
                                                                     ----------

     Carrying amount                                                    768,573
     Sale of goodwill                                                   (47,578)
     Estimated fair value of goodwill                                   (50,000)
                                                                     ----------

     Impairment loss                                                 $  670,995
                                                                     ==========

9. Commitments and contingencies:

     The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease expiring on December 31, 2004.

     The minimum future rentals on the baking facility are as follows:

                                                    Facility
                                                    --------

               December 31, 2002                     200,000
               December 31, 2003                     200,000
               December 31, 2004                     230,000
                                                    --------
                                                    $630,000
                                                    ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


9. Commitments and contingencies (continued):

     Rent expense amounted to $229,833 in 2001 and $222,617 in 2000 and includes straight-line amortization of rent adjustments discussed in Note 2.

     The Company also leases a vehicle under an operating lease agreement that expires in December 2004. Total lease expense for 2001 was $7,200. Future minimum rentals are as follows:

               December 31, 2002                     $ 7,200
               December 31, 2003                       7,200
               December 31, 2004                       7,200
                                                     -------
                                                     $21,600
                                                     =======

10. Off-balance-sheet risk:

     The Company is a third co-guarantor on a vehicle lease for a former officer of the Company with a lease buyout of approximately $12,000. The entire amount has been escrowed with an attorney by the former officer of the Company.

11. Income taxes:

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

     Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carryforward of approximately $8,680,450. The Company has made no provision for a deferred tax asset due to the net operating loss carryforward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

     The Company's loss carryforward of $8,680,450 may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2019.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


12. Warrants:

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

     The above warrant, representing 171,215 shares, was to expire on October 1, 2001 and the lender exercised its right under the warrant before the expiration date. Upon consultation with management, the lender who is in bankruptcy, has not acted on its option to exercise as of December 31, 2001.

     In addition, at December 31, 2001 the Company had 1,816,500 outstanding common stock purchase warrants. These warrants have not been utilized in the calculation of earnings per share in the statement of operations due to their anti-dilutive effect. 250,000 warrants become eligible for exercise as described in Note 13. The balance of the warrants, their option prices and expiration dates are as follows:


                   270,000 warrants at $0.52      December 31, 2002
                 1,296,500 warrants at $0.6875    December 31, 2002


13. Employment agreement:

     On May 1, 2001 the Company entered into a one year employment contract with its new chief executive officer. The agreement sets compensation at an annual salary of $150,000 plus a signing bonus of 50,000 registered shares of the Company's common stock, deliverable after ninety days of employment, which was completed by August 1, 2001.

     The contract also makes available a stock option plan whereby shares of common stock can be purchased at two anniversary dates of the beginning of employment at the stock price which existed at that date. 125,000 shares of the Company's common stock is available for exercise on May 1, 2002 and another 125,000 shares on May 1, 2003.

14. Related party transaction:

     Included in accounts receivable and accounts payable are amounts owed to Brooklyn Cheesecake Company, Inc., an entity owned by the chief executive officer of the Company, in the amounts of $60,406 and $45,267 respectively. The amount is owed for inventory sales and purchases used in the normal course of operations.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

15. Discontinued operations:

     In 1998, the Company adopted a formal plan to close WGJ Desserts and Cafes, Inc., its New York manufacturing facility, which was done in July of 1998 and to dispose of its one remaining retail store, which was accomplished in November 1998. The New Jersey facility was unaffected and still continues to sell and manufacture.

     The sale of the final retail location resulted in a selling price of $405,000 which includes a note receivable with a balance of $73,750 at December 31, 2001.

     On November 3, 1998, the Company sold its one remaining retail facility for $405,000 which represented disposition of equipment and a license to sell under the "William Greenberg, Jr. Desserts and Cafes" name. The agreement called for a cash down payment of $110,000 with the remainder being paid on a note receivable due in semi-annual installments of $36,875 plus interest at prime. The note matures November, 2002.

     Net liabilities, less assets to be disposed of, of WGJ Desserts, Inc. consisted of the following as of December 31, 2001:

          Liabilities:
             Accounts payable                               $112,461
             Accrued expenses                                403,912
                                                            --------
                                                             516,373
                                                            --------
          Assets:
             Notes receivable                                 73,750
             Interest receivable                                 531
                                                            --------
                                                              74,281
                                                            --------
                                                            $442,092
                                                            ========

     Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the year ended December 31, 2001 and 2000 is as follows:

                                                          2001          2000
                                                          ----          ----
          Operating expenses                            $50,000        $43,347
                                                        -------        -------
          Net loss from operations                      (50,000)       (43,347)
                                                        -------        -------
          Sale of Trademark                                             75,000
          Interest income                                 9,178         17,048
                                                        -------        -------
                                                          9,178         92,048
                                                        -------        -------

          Income (loss) before extraordinary item       (40,822)        48,701
                                                        -------        -------
          Extraordinary item:
           Forgiveness of debt                           59,759
                                                        -------
          Net income                                    $18,937        $48,701
                                                        =======        =======

16. Extraordinary items:

     During 2001, the Company recognized an extraordinary gain of $48,711 ($0.01 per share) from continuing operations and an extraordinary gain of $59,759 ($0.01 per share) from discontinued operations. The extraordinary gains resulted from forgiveness of certain accounts payable liabilities.

17. Subsequent events:

     The Company has entered into an agreement to acquire the assets of Brooklyn Cheesecake Company, Inc. in exchange for 300,000 shares of the Company's common stock and $45,000 for equipment, the purchased Company's name and goodwill. The purchase is expected to be completed in March, 2002.

                             STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as................................'TM'