Form 10QSB
period 2002-03-31
CREATIVE BAKERIES INC
filed 2002-05-15
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


              [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                      For the quarterly period ended   March 31, 2002
                                                     -----------------

                                       or

              [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1939

                     For the transition period from              to
                                                    ------------


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


                     20 Passaic Avenue, Fairfield, NJ 07004
                     --------------------------------------
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

                                    Yes  X   No
                                        ---     ---


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                                              Outstanding at March 31, 2002
------------------------------                                 -----------------------------
Common Stock, par value $0.001
 per share                                                               5,245,250


                                      INDEX





Part I.  Financial information

              Item 1.       Condensed consolidated financial statements:

                            Balance sheet as of March 31, 2002                               F-2

                            Statement of operations for the three months
                            ended March 31, 2002 and 2001                                    F-3

                            Statement of cash flows for the three months
                            ended March 31, 2002 and 2001                                    F-4

                            Notes to condensed consolidated financial
                            statements                                                     F-5 - F-9

              Item 2.       Management's discussion and analysis of
                            financial condition


Part II.  Other information


Signatures


                             CREATIVE BAKERIES, INC.

              CONDENSED CONSOLIDATED BALANCE SHEET - MARCH 31, 2002
                                   (Unaudited)


                                     ASSETS

Current assets:
  Cash and cash equivalents                                                             $      4,448
  Accounts receivable, less allowance for doubtful
   accounts of $7,000                                                                        218,351
  Inventories                                                                                171,584
  Prepaid expenses and other current assets                                                   43,282
                                                                                        ------------

    Total current assets                                                                     437,665
                                                                                        ------------

Property and equipment, net                                                                  382,588
                                                                                        ------------

Other assets:
  Goodwill                                                                                    50,000
  Tradename, net of amortization                                                              89,625
  Security deposits                                                                            4,964
                                                                                        ------------
                                                                                             144,589
                                                                                        ------------
                                                                                        $    964,842
                                                                                        ============



                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Loans payable, other                                                                  $      7,500
  Accounts payable                                                                           417,065
  Accrued expenses                                                                           168,459
                                                                                        ------------

    Total current liabilities                                                                593,024
                                                                                        ------------

Other liabilities:
  Deferred rent                                                                               89,050
  Net liabilities of discontinued operations                                                 441,228
                                                                                        ------------
                                                                                             530,278
                                                                                        ------------
Stockholders' equity (deficiency):
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued 5,245,250 shares                                                             5,245
  Common stock subscribed, not issued                                                         96,250
  Additional paid in capital                                                              11,335,530
  Deficit                                                                                (11,505,000)
                                                                                        ------------
                                                                                             (67,975)
  Common stock held in treasury, 158,500 shares                                              (90,485)
                                                                                        ------------

                                                                                            (158,460)
                                                                                        ------------
                                                                                        $    964,842
                                                                                        ============



            See notes to condensed consolidated financial statements.

                             CREATIVE BAKERIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)



                                                                                      2002               2001
                                                                                      ----               ----

Net sales                                                                            $619,422           $768,628

Cost of sales                                                                         586,451            608,384
                                                                                     --------           --------

Gross profit                                                                           32,971            160,244

Selling, general and administrative expenses                                          155,252            212,488
                                                                                     --------           --------

Loss from continuing operations and before
 other income (expense)                                                              (122,281)           (52,244)
                                                                                    ---------           --------

Other income (expenses):
  Interest income                                                                                            742
  Interest expense                                                                                        (2,964)
                                                                                                        --------
                                                                                                          (2,222)
                                                                                                        --------

Loss from continuing operations                                                      (122,281)           (54,466)

Discontinued operations:
  Income from disposal of New York facility                                               864              3,138
                                                                                     --------           --------

Net loss                                                                            $(121,417)         $( 51,328)
                                                                                     ========           ========

Earnings per common share:
  Basic and fully diluted:
    Loss from continuing operations                                                 ($   0.02)         ($   0.01)
    Discontinued operations                                                              0.00               0.00
                                                                                     --------           --------

Net loss per common share                                                           ($   0.02)         ($   0.01)
                                                                                     ========           ========

Weighted average number of common
 shares outstanding                                                                 5,245,250          5,245,250
                                                                                    =========          =========



            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)



                                                                                        2002              2001
                                                                                        ----              ----
Operating activities:
  Loss from continuing operations                                                   $(122,281)         $(54,466)
  Adjustments to reconcile loss from
   continuing operations to cash used in
   continuing operations:
     Depreciation and amortization                                                     31,563            51,051
     Common stock issued for services                                                   6,250
     Changes in other operating assets and
      liabilities from continuing operations:
        Accounts receivable                                                            82,173            62,997
        Inventory                                                                     (19,006)           14,374
        Prepaid expenses and other current assets                                      28,334            10,271
        Accounts payable                                                              (49,406)         (206,037)
        Accrued expenses and other current
         liabilities                                                                  (69,312)            2,385
        Deferred rent                                                                  (5,483)           (6,683)
                                                                                     --------          --------

        Net cash used in continuing operations                                       (117,168)         (126,108)
        Net cash provided by discontinued operations                                                     20,932
                                                                                     --------          --------

        Net cash used in operating activities                                        (117,168)         (105,176)
                                                                                     --------          --------

Financing activities:
  Payment of debt                                                                                       (12,638)
                                                                                                       --------

        Net cash used in financing activities                                                           (12,638)
                                                                                                       --------

Net decrease in cash and cash equivalents                                            (117,168)         (117,814)

Cash and cash equivalents, beginning of period                                         121,616          129,320
                                                                                      --------         --------

Cash and cash equivalents, end of period                                              $  4,448         $ 11,506
                                                                                      ========         ========

Supplemental disclosures:
  Cash paid during the period for:
    Interest:
      Continuing operations                                                           $      0         $  2,964
                                                                                      ========         ========
      Discontinued operations                                                         $      0         $      0
                                                                                      ========         ========



            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001





1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2001 included in its Annual Report filed on Form 10-KSB.

        Going concern:

        The Company has incurred losses from continuing operations over the last several quarters. Management has described its plan of action in regard to this uncertainty in its latest annual report filed December 31, 2001.


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

        The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At March 31, 2002, the Company had no uninsured cash balances.

4.      Accounts receivable:

        Following is a summary of receivables at March 31, 2002:

               Trade accounts                                        $225,351
               Less allowance for doubtful accounts                    (7,000)
                                                                    ---------
                                                                     $218,351
                                                                    =========



                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001



5.      Inventories:

        Inventories at March 31, 2002 consist of:

               Finished goods                                    $   23,944
               Raw materials                                         58,677
               Supplies                                              88,963
                                                                 ----------
                                                                 $  171,584
                                                                 ==========

6.      Property and equipment:

               Baking equipment                                  $1,325,228
               Furniture and fixtures                                81,364
               Leasehold improvements                               180,422
                                                                 ----------
                                                                  1,587,014
               Less:  Accumulated depreciation
                       and amortization                           1,204,426
                                                                 ----------
                                                                 $  382,588
                                                                 ==========


        Depreciation expense charged to operations was $31,188 and $30,823 in 2002 and 2001, respectively.

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


7.      Intangible assets:

        On March 7, 2002 the Company purchased the rights to the tradenames
         Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen year term.

8.      Common stock subscribed, but not issued:

        On February 8, 2002 the Company granted a stock incentive of 25,000 shares of common stock of the Company to an employee. The shares were issued in early May, 2002.

        On March 7, 2002 the Company entered into an agreement to purchase the tradename and logo of Brooklyn Cheesecake Company, Inc. in exchange for shares of the Company's common stock as described in Note 7. The Shares were issued in early May, 2002.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


9.      Commitments and contingencies:

        The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004.

        The minimum future rentals on the baking facility is as follows:

                                                                             Facility
                                                                             --------
                        March 31, 2003                                       $200,000
                        March 31, 2004                                        200,000
                        March 31, 2005                                        150,000
                                                                             --------
                                                                             $550,000
                                                                             ========




        Rent expense for all operating leases amounted to $55,874 in 2002 and $52,357 in 2001.


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

        The Company has a loss carryforward of $8,680,450 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2019.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001



11.  Earnings per share:

        Primary earnings per share is computed based on the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods beginning after December 15, 1997, entities with a loss from continuing operations should not include the exercise of potential shares in the calculation of earnings per share since the increase would result in a lower loss per share. Thus, common stock purchase warrants and stock options are excluded from the calculation of earnings per share.

        Reconciliation of shares used in computation of earnings per share:


                                                                                        2002                 2001
                                                                                        ----                 ----
               Weighted average of shares actually
                 outstanding                                                         5,245,250            5,245,250
               Common stock purchase warrants
                                                                                     ---------            ---------
               Primary and fully diluted weighted
                 average common shares outstanding                                   5,245,250            5,245,250
                                                                                     =========            =========


12.     Common stock options:

        On February 8, 2002, the Company effectuated a non-statutory stock option plan for the purpose of advancing the interests of the Company and its stockholders by helping the Company retain the services of key management employees. The total number of shares set aside for the plan is 75,000. Under the plan, the option exercise price approximates the fair market value of the Company's common stock at the date of the grant. The options become exercisable as follows:

               August 31, 2002                                                  25,000 shares
               August 31, 2003                                                  25,000 shares
               August 31, 2004                                                  25,000 shares

        The Company has elected to follow APB-25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of grant. The Company has determined that the pro forma net income impact under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) does not produce a material difference. The Company has noted that the volatility of the stock makes valuation by any other method inconsequential.

13.     Related party transactions:

        As described in Note 7, the Company purchased the tradename and logo of Brooklyn Cheesecake Company, Inc. in exchange for 300,000 shares of the Company's common stock. Brooklyn Cheesecake Company, Inc. was wholly owned by the chief executive officer of Creative Bakeries, Inc. The Company also purchased $45,000 of baking equipment in the same purchase transaction. This amount is included in the Company's accounts payable at March 31, 2002.

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

        The maturities of the notes are as follows:

              March 31, 2003                                $ 73,750
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

        Total liabilities, less assets to be disposed of, of WGJ Desserts, Inc. consisted of the following as of March 31, 2002:

              Liabilities:
                 Accounts payable                                                     $112,462
                 Accrued expenses                                                      403,911
                                                                                      --------
                                                                                       516,373
                                                                                      --------
              Assets:
                 Notes receivable                                                       73,750
                 Interest receivable                                                     1,395
                                                                                      --------
                                                                                        75,145
                                                                                      --------
                    Net liabilities                                                   $441,228
                                                                                      ========


        Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the three months ended March 31, 2002 and 2001 is as follows:



                                                                                         2002                2001
                                                                                         -----               ----
              Operating expenses                                                      $      0             $    0
                                                                                      --------             ------
              Loss from operations                                                           0                  0
              Interest income                                                              864              3,138
                                                                                      --------             ------
              Income from discontinued operations                                     $    864             $3,138
                                                                                      ========             ======


        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

A. General


         As of March 31, 2002 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $8,680,450 which can be used to reduce the tax on income up to that amount through the year 2019.

         On March 7, 2002, the assets of The Brooklyn Cheesecake Company were purchased for 300,000 shares of Creative Bakeries Inc. common stock and $45,000 in cash. The company will use the Brooklyn Cheesecake Company name as its operating name for day to day operations.

         Despite the drop in sales as compared to the first quarter of 2001, management remains very optimistic that marketing efforts of its cake lines will exceed the lost revenue associated with the sale of the muffin batter operations.

         The Company continues the process of reconfiguring its product mix and cost structure to ensure adequate margins despite reduction in sales volume. The emphasis will be on marketing cheesecake and gourmet cakes.

         The Company will continue to seek out potential candidates for merger or acquisition that meet its specific needs.

B. Results of Operations

         The Company's consolidated revenues from continuing operations aggregated $619,422 and $768,628 for the quarters ended March 31, 2002 and 2001 respectively, a decrease of 20%. The cost of goods sold was $586,451 and $608,384 respectively, a decrease of 4%. Operating expenses were $155,252 and $212,488 respectively, a decrease of 27%. As a result, the loss from continuing operations before other income (expense) was $122,281 and $52,244 respectively, an increase of 234%. The net loss from continuing operations was $122,281 and $54,466 respectively.

         The substantial increase in net loss was due to the drop in sales volume.

         Depreciation and amortization for 1st quarter 2002 decreased as compared to 1st quarter 2001 due to assets written down or written off for the year ended December 31, 2001.

         The company's consolidated revenues from its discontinued operation, the WGJ subsidiary were $0 in 1st quarter 2002 and in 1st quarter 2001. The WGJ subsidiary showed a loss from discontinued operations of $864 in 1st quarter 2002 vs. a gain of $3,138 in 1st quarter 2001.

SEGMENT INFORMATION: Not applicable since retail operations were discontinued.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

         As of March 31, 2002, the Company had a negative working capital from continuing operations of approximately $155,359 as compared to a negative working capital of $171,898 at March 31, 2001.

CAPITAL RESOURCES:

         Although the Company has previously been successful in obtaining sufficient capital funds through issuance of common stock and warrants, there can be no assurance that the Company will be able to do so in the future.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2002.

                                  CREATIVE BAKERIES, INC.

                                  By: /s/ Ron Schutte
                                      ---------------------------------
                                      President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 15, 2002.


Signatures                            Title
                                      -----



/s/Ron Schutte                        President, Chief Executive Officer/Director
----------------------------------
Ron Schutte

                                      Director
----------------------------------
Philip Grabow

                                      Director
----------------------------------
Richard Fechtor

/s/ Raymond J. McKinstry              Director
----------------------------------
Raymond J. McKinstry

/s/Karen Brenner                      Director
----------------------------------
Karen Brenner

/s/Yona Abrahami                      Director
----------------------------------
Yona Abrahami