Form 10QSB
period 2002-06-30
CREATIVE BAKERIES INC
filed 2002-08-14
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


              (X)   Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                    For the quarterly period ended   June 30, 2002
                                                   ----------------

                                     or

              ( )   Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1939

                    For the transition period from              to
                                                     ------------   ------------


Commission File Number:  1-13984
                         -------

                             CREATIVE BAKERIES, INC.
        (Exact name of small business issuer as specified in its charter)


          New York                              22-3576940
-------------------------------            ---------------------
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

                                    Yes X   No
                                       ---     ---


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                          Outstanding at June 30, 2002
------------------------------             ----------------------------

Common Stock, par value $0.001
 per share           5,121,750

                                      INDEX



Part I.  Financial information


         Item 1.       Condensed consolidated financial statements:

                       Balance sheet as of June 30, 2002                           F-2

                       Statement of operations for the six and
                        three months ended June 30, 2002 and 2001                  F-3

                       Statement of cash flows for the six months
                       ended June 30, 2002 and 2001                                F-4

                       Notes to condensed consolidated financial
                       statements                                                F-5 - F-8

         Item 2.       Management's discussion and analysis of
                       financial condition


Part II.  Other information


Signatures

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET - JUNE 30, 2002
                                   (Unaudited)




                                     ASSETS

Current assets:
  Cash and cash equivalents                                                $     3,043
  Accounts receivable, less allowance for doubtful
   accounts of $7,000                                                          214,355
  Inventories                                                                  268,540
  Prepaid expenses and other current assets                                     23,528
                                                                           -----------

    Total current assets                                                       509,466
                                                                           -----------

Property and equipment, net                                                    364,170
                                                                           -----------

Other assets:
  Goodwill                                                                      50,000
  Tradename, net of amortization                                                88,500
  Security deposits                                                              4,964
                                                                           -----------
                                                                               143,464
                                                                           -----------

                                                                           $ 1,017,100
                                                                           ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Loans payable, other                                                     $     7,500
  Cash overdraft                                                                29,859
  Accounts payable                                                             432,283
  Accrued expenses                                                             119,481
                                                                            ----------

    Total current liabilities                                                  589,123
                                                                            ----------

Other liabilities:
  Deferred rent                                                                 83,567
  Net liabilities of discontinued operations
   less assets to be disposed of                                               479,048
                                                                            ----------
                                                                               562,615
                                                                            ----------

Stockholders' equity (deficiency):
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000 shares,
   5,245,250 shares issued, 5,121,750 outstanding                                5,245
  Common stock subscribed, not issued                                           96,250
  Additional paid in capital                                                11,335,530
  Deficit                                                                  (11,481,178)
                                                                            ----------
                                                                               (44,153)
  Common stock held in treasury, 123,500 shares                                (90,485)
                                                                            ----------
                                                                              (134,638)
                                                                           -----------

                                                                            $1,017,100
                                                                            ==========







            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)




                                          Six Months                       Three Months
                                        Ended June 30,                    Ended June 30,
                                      2002           2001                2002           2001
                                      ----           ----                ----           ----
Net sales                          $1,455,656     $1,887,720        $ 836,234       $1,119,092

Cost of sales                       1,206,816      1,545,417          620,365          949,985
                                   ----------     ----------        ---------       ----------

Gross profit                          248,840        342,303          215,869          169,107

Selling, general and
 administrative expenses              383,478        444,070          228,226          218,630
                                   ----------     ----------        ---------       ----------

Loss from continuing
 operations and before
 other income (expense)              (134,638)      (101,767)         (12,357)         (49,523)
                                   ----------     ----------        ---------       ----------

Other income (expense):
  Forgiveness of debt                  40,000                          40,000
  Bad debt                             (4,270)                         (4,270)
  Miscellaneous income                                 2,393                             2,393
  Interest income                                        753                                11
  Interest expense                                    (5,384)                           (2,420)
                                   ----------     ----------        ---------       ----------
                                       35,730          2,238           35,730              (16)
                                   ----------     ----------        ---------       ----------

Income (loss) from
 continuing operations                (98,908)      (104,005)          23,373          (49,539)

Discontinued operations:
  Income from operations
   of New York facility
   to be disposed of                    1,314          5,389              450            2,250
                                   ----------     ----------        ---------       ----------
Net income (loss)                 ($   97,594)   ($   98,616)       $  23,823      ($   47,289)
                                   ==========     ==========        =========       ==========


Earnings per common share:
  Primary and fully diluted:
    Loss from continuing
     operations                   ($     0.02)   ($     0.02)       $    0.00      ($     0.01)
    Discontinued
     operations                          0.00           0.00             0.00             0.00
                                   -----------------------------------------------------------

Net income (loss)
 per common share                 ($     0.02)   ($     0.02)       $    0.00      ($     0.01)
                                   ==========     ==========        =========       ==========
Weighted average
 number of common
 shares outstanding                 5,121,750      5,121,750        5,121,750        5,121,750
                                   ==========     ==========        =========       ==========








            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)





                                                                     2002                  2001
                                                                ---------             ---------
Operating activities:
  Loss from continuing operations                               ($ 98,908)            ($104,005)
  Adjustments to reconcile loss from
   continuing operations to cash used in
   continuing operations:
     Depreciation and amortization                                 64,106               102,103
     Common stock issued for services                               6,250
     Bad debt                                                       4,270
     Forgiveness of debt                                          (40,000)
     Changes in other operating assets and
      liabilities from continuing operations:
        Accounts receivable                                        86,169               (24,754)
        Inventory                                                (115,962)               29,335
        Prepaid expenses and other current assets                  48,089                19,620
        Accounts payable                                          (47,188)              (98,008)
        Accrued expenses and other current
         liabilities                                              (78,292)               (3,572)
        Deferred rent                                             (10,966)              (13,366)
                                                                ---------             ---------

        Net cash used in continuing operations                   (182,432)              (92,647)
        Net cash provided by discontinued operations               34,000                64,233
                                                                ---------             ---------

        Net cash used in operating activities                    (148,432)              (28,414)
                                                                ---------             ---------

Financing activities:
  Cash overdraft                                                   29,859
  Payment of debt                                                                       (24,718)
                                                                ---------             ---------

        Net cash provided by (used in)
         financing activities                                      29,859               (24,718)
                                                                ---------             ---------

Net decrease in cash and cash equivalents                        (118,573)              (53,132)

Cash and cash equivalents, beginning of period                    121,616               129,320
                                                                ---------             ---------

Cash and cash equivalents, end of period                        $   3,043             $  76,188
                                                                =========             =========

Supplemental disclosures:
  Cash paid during the period for:
    Interest:
      Continuing operations                                     $       0             $   5,389
                                                                =========             =========
      Discontinued operations                                   $       0             $       0
                                                                =========             =========

Non-cash investing and financing activities:
  Property and equipment purchased and
   included in accounts payable                                 $  58,000             $       0
                                                                =========             =========









            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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


4.       Accounts receivable:

         Following is a summary of receivables at June 30, 2002:

               Trade accounts                                              $221,355
               Less allowance for doubtful accounts                          (7,000)
                                                                           --------
                                                                           $214,355
                                                                           ========

5.       Inventories:

         Inventories at June 30, 2002 consist of:
               Finished goods                                             $  51,579
               Raw materials                                                 72,310
               Supplies                                                     144,651
                                                                          ---------
                                                                          $ 268,540
                                                                           ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001




6.      Property and equipment:

               Baking equipment                                          $1,338,226
               Furniture and fixtures                                        81,364
               Leasehold improvements                                       180,422
                                                                         ----------
                                                                          1,600,012
               Less:  Accumulated depreciation
                       and amortization                                   1,235,842
                                                                         ----------
                                                                         $  364,170
                                                                         ==========

         Depreciation expense charged to operations was $62,606 and $61,647 in 2002 and 2001, respectively.


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


8.       Common stock subscribed, but not issued:

         On February 8, 2002 the Company granted a stock incentive of 25,000 shares of common stock of the Company to an employee. The shares were issued in July, 2002.

         On March 7, 2002 the Company entered into an agreement to purchase the tradename and logo of Brooklyn Cheesecake Company, Inc. in exchange for shares of the Company's common stock as described in Note 7. The Shares were issued in July, 2002.

9.       Commitments and contingencies:

         The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004.

         The minimum future rentals on the baking facility is as follows:

                                                                     Facility
                                                                     --------
                June 30  2003                                        $200,000
                June 30, 2004                                         200,000
                June 30, 2005                                         100,000
                                                                     --------
                                                                     $500,000
                                                                     ========

        Rent expense for all operating leases amounted to $108,145 in 2002 and $102,142 in 2001.


10.     Income taxes:

        The Company has a loss carryforward of $8,680,450 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2019.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001



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

        Reconciliation of shares used in computation of earnings per share:

                                                                                2002               2001
                                                                                ----               ----
               Weighted average of shares actually
                 outstanding                                                 5,121,750          5,121,750
               Common stock purchase warrants
                                                                             ---------          ---------
               Primary and fully diluted weighted
                 average common shares outstanding                           5,121,750          5,121,750
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


13.     Related party transactions:

        As described in Note 7, the Company purchased the tradename and logo of Brooklyn Cheesecake Company, Inc. in exchange for 300,000 shares of the Company's common stock. Brooklyn Cheesecake Company, Inc. was wholly owned by the chief executive officer of Creative Bakeries, Inc. The Company also purchased $45,000 of baking equipment in the same purchase transaction. This amount is included in the Company's accounts payable at June 30, 2002.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

14.     Discontinued operations:

        In 1998, the Company adopted a formal plan to close WGJ Desserts and Cafes, Inc., its New York manufacturing facility, which was done in July of 1998 and to dispose of its one remaining retail store, which was accomplished in November 1998. The New Jersey facility was unaffected and continues to operate.

        On November 3, 1998, the Company sold its one remaining retail facility for $405,000 which represented disposition of equipment and a license to sell under the "William Greenberg, Jr. Desserts and Cafes" name. The agreement called for a cash down payment of $110,000 with the remainder being paid on a note receivable due in semi-annual installments of $36,875 plus interest at prime.

        The maturities of the notes are as follows:

              November, 2002                          $ 36,875
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

        Total liabilities, less assets to be disposed of, of WGJ Desserts, Inc. consisted of the following as of June 30, 2002:

              Liabilities:
                 Accounts payable                         $112,462
                 Accrued expenses                          403,911
                                                          --------
                                                           516,373
                                                          --------
              Assets:
                 Notes receivable                           36,875
                 Interest receivable                           450
                                                          --------
                                                            37,325
                                                          --------
                    Net liabilities                       $479,048
                                                          ========


        Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the six months ended June 30, 2002 and 2001 is as follows:

                                                           2002                 2001
                                                           ----                 ----
              Operating expenses                          $      0             $    0
                                                          --------             ------
              Loss from operations                               0                  0
              Interest income                                1,314              5,389
                                                          --------             ------
              Income from discontinued operations         $  1,314             $5,389
                                                          ========             ======


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

A. General

         The Company had acquired the assets of the Brooklyn Cheesecake Company this past March. In an effort to improve, the overall image of the Company, registration of the name Brooklyn Cheesecake & Desserts is currently being applied for from the State of New Jersey. The Company refers to itself on stationary, bank accounts and when answering the telephone as the Brooklyn Cheesecake and Desserts Company.

         Marketing efforts to increase sales revenues will begin to yield results in the fourth quarter of 2002. Commitments for fund raising products mainly cheesecakes, will be increased significantly (approximately 100%). Mini cakes have been shipped to three divisions of Flemming Foods with reorders in production. Mini cakes have received preliminarily approval for on air selling by QVC. A container of cheesecake has been ordered by a Japanese distributor and is scheduled for shipment in late August.

         Controls are in place to assist in reducing costs and increasing profitability. The Company has not reached break-even sales. Every effort is being expended to increase sales revenue. The company still has a negative cash flow of $ 79,657 however, this has been reduced by $54,109 as compared the same period of 2001.

         At June 30, 2002 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $8,680,450 which can be used to reduce the tax on income up to that amount through the year 2019.

B. Results of Operations

         The Company's consolidated revenues from continuing operations aggregated $836,234 and $1,119,092 for the quarters ended June 30, 2002 and 2001 respectively, a decrease of 25%. The cost of goods sold was $620,365 and $949,985 respectively, a decrease of 35%. Operating expenses were $228,226 and $218,630 respectively, an increase of 4%. As a result, the loss from continuing operations before other income (expense) was $12,357 and $49,523 respectively, a decrease of 75%. The net gain from continuing operations in the quarter was $23,373 vs. a net loss of 49,539 in the previous year.

         The drop in sales volume is attributable to the sale of less profitable batter business, which also resulted in substantially reducing the net operating loss for the quarter.

         Depreciation and amortization for 2nd quarter 2002 decreased as compared to 2nd quarter 2001 due to assets written down or written off for the year ended December 31, 2001.

         The company's consolidated revenues from its discontinued operation, the WGJ subsidiary were $0 in 2nd quarter 2002 and 2001. The

WGJ subsidiary showed a gain from operations of $450 and $2,250 in 2nd quarter 2002 and 2001 respectively.

SEGMENT INFORMATION: Not applicable since retail operations were discontinued.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

         As of June 30, 2002, the Company had a negative working capital from continuing operations of approximately $79,657 as compared to a negative working capital of $133,766 at June 30, 2001.

CAPITAL RESOURCES:

         Although the Company has previously been successful in obtaining sufficient capital funds through issuance of common stock and warrants, there can be no assurance that the Company will be able to do so in the future.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2002.

                                  CREATIVE BAKERIES, INC.

                                  By: /s/ Ron Schutte
                                      ---------------------------------
                                      President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2002.


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