Form 10QSB
period 2002-09-30
CREATIVE BAKERIES INC
filed 2002-11-13
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


       (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended  September 30, 2002

                                      or

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

                                 Yes  X     No
                                     ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                   Outstanding at September 30, 2002
------------------------------      -----------------------------------
  Common Stock, par value                      5,446,750
     $0.001 per share

                                      INDEX



Part I.  Financial information


         Item 1.       Condensed consolidated financial statements:

                       Balance sheet as of September 30, 2002                         F-2

                       Statement of operations for the nine and
                       three months ended September 30, 2002 and 2001                 F-3

                       Statement of cash flows for the nine
                       months ended September 30, 2002 and 2001                       F-4

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

         Item 3.       Legal proceedings

Part II.  Other information

Signatures

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2002
                                   (Unaudited)





                                     ASSETS
Current assets:
  Cash and cash equivalents                                                        $    1,000
  Accounts receivable, less allowance for doubtful
   accounts of $5,000                                                                 300,639
  Inventories                                                                         200,690
  Prepaid expenses and other current assets                                            36,217
                                                                                  -----------
    Total current assets                                                              538,546
                                                                                  -----------
Property and equipment, net                                                           334,312
                                                                                  -----------
Other assets:
  Goodwill                                                                             50,000
  Tradename, net of amortization                                                       87,000
  Security deposits                                                                     4,964
                                                                                  -----------
                                                                                      141,964
                                                                                   $1,014,822
                                                                                  ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Cash overdraft                                                                   $   30,846
  Accounts payable                                                                    492,370
  Accrued expenses                                                                    127,461
  Note payable                                                                         40,000
  Stockholder loans                                                                    48,000
                                                                                  -----------
    Total current liabilities                                                         738,677
                                                                                  -----------
Other liabilities:
  Deferred rent                                                                        78,083
  Loans payable, other                                                                  7,500
  Net liabilities of discontinued operations
   less assets to be disposed of                                                      478,606
                                                                                  -----------
                                                                                      564,189
                                                                                  -----------
Stockholders' equity (deficiency):
  Preferred stock, $.001 par value, authorized 2,000,000
   shares; none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,446,750 shares                                      5,447
  Additional paid in capital                                                       11,341,093
  Deficit                                                                         (11,634,584)
                                                                                 -----------
                                                                                    (288,044)
                                                                                   $1,014,822
                                                                                  ===========








           See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                                  Nine Months                     Three Months
                                           Ended September 30,             Ended September 30,
                                       2002               2001          2002              2001
                                       ----               ----          ----              ----
Net sales                             $ 2,264,168    $ 2,628,962    $   808,512    $   721,242

Cost of sales                           1,985,106      2,241,425        778,290        696,008
                                      -----------    -----------    -----------    -----------
Gross profit                              279,062        387,537         30,222         25,234

Selling, general and administrative
 expenses                                 570,744        643,657        182,996        199,587
                                      -----------    -----------    -----------    -----------
Loss from continuing operations and
 before other income (expense)           (291,682)      (256,120)      (152,774)      (174,353)
                                      -----------    -----------    -----------    -----------
Other income (expense):
  Forgiveness of debt                      40,000
  Loss on impairment of goodwill                        (493,573)                     (493,573)
  Miscellaneous income                                                                  (2,393)
  Interest income                                          1,029                           276
  Interest expense                         (1,074)        (6,749)        (1,074)        (1,365)
                                      -----------    -----------    -----------    -----------
                                           38,926       (499,293)        (1,074)      (497,055)
                                      -----------    -----------    -----------    -----------
Loss from continuing operations          (252,756)      (755,413)      (153,848)      (671,408)

Discontinued operations:
  Income (loss) from operations
   of New York facility to be
   disposed of                              1,756         (3,953)           442         (9,342)
                                      -----------    -----------    -----------    -----------
Net loss                                ($251,000)     ($759,366)     ($153,406)     ($680,750)
                                      ===========    ===========    ===========    ===========

Earnings per common share:
  Primary and fully diluted:
    Loss from continuing
     operations                            ($0.05)        ($0.14)        ($0.03)        ($0.13)
    Discontinued operations                  0.00          (0.00)          0.00          (0.00)
                                      -----------    -----------    -----------    -----------
Net loss per common share                  ($0.05)        ($0.14)        ($0.03)        ($0.13)
                                      ===========    ===========    ===========    ===========

Weighted average number of common
 shares  outstanding                    5,313,155      5,245,250      5,446,750      5,245,250
                                      ===========    ===========    ===========    ===========










                  See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                                                                            2002               2001
                                                                                            ----               ----
Operating activities:
  Loss from continuing operations                                                        ($252,756)         ($755,413)
  Adjustments to reconcile loss from
   continuing operations to net cash used in
   continuing operations:
     Depreciation and amortization                                                          95,465            133,050
     Common stock issued for services                                                        6,250
     Bad debt                                                                                4,270
     Loss on impairment of goodwill                                                                           493,573
     Forgiveness of debt                                                                   (40,000)
   Changes in other operating assets and liabilities from continuing operations:
     Accounts receivable                                                                      (115)            68,453
     Inventory                                                                             (48,112)           (36,032)
     Prepaid expenses and other current assets                                              35,399             21,704
     Accounts payable                                                                       70,899            (57,040)
     Accrued expenses and other current liabilities                                        (70,312)             6,719
     Deferred rent                                                                         (16,450)           (20,050)
                                                                                         ---------          ---------
     Net cash used in continuing operations                                               (215,462)          (145,036)
     Net cash provided by discontinued operations                                           34,000             64,233
                                                                                         ---------          ---------
     Net cash used in operating activities                                                (181,462)           (80,803)
                                                                                         ---------          ---------
Investing activities:
  Purchase of property and equipment                                                       (58,000)            (2,500)
                                                                                         ---------          ---------
     Net cash used in investing activities                                                 (58,000)            (2,500)
                                                                                         ---------          ---------
Financing activities:
  Cash overdraft                                                                            30,846
  Proceeds from stockholder loans                                                           48,000
  Proceeds from note payable                                                                45,000
  Payment of note payable                                                                   (5,000)           (33,111)
                                                                                         ---------          ---------
     Net cash provided by (used in)
      financing activities                                                                 118,846            (33,111)
                                                                                         ---------          --------
Net decrease in cash and cash equivalents                                                 (120,616)          (116,414)
Cash and cash equivalents, beginning of period                                             121,616            129,320
                                                                                         ---------           --------
Cash and cash equivalents, end of period                                                 $   1,000          $  12,906
                                                                                         =========          =========
Supplemental disclosures:
  Cash paid during the year for:
    Interest:
      Continuing operations                                                              $       0          $   6,749
                                                                                         =========          =========
      Discontinued operations                                                            $       0          $       0
                                                                                         =========          =========


            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



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



2.       Accounts receivable:

         Following is a summary of receivables at September 30, 2002:

           Trade accounts                                      $305,639
           Less allowance for doubtful accounts                  (5,000)
                                                               --------
                                                               $300,639
                                                               ========


3.       Inventories:

         Inventories at September 30, 2001 consist of:

           Finished goods                                      $ 40,968
           Raw materials                                         70,957
           Supplies                                              88,765
                                                               --------
                                                               $200,690
                                                               ========


4.       Property and equipment:

         Baking equipment                                    $1,338,226
         Furniture and fixtures                                  81,364
         Leasehold improvements                                 180,422
                                                             ----------
                                                              1,600,012
         Less: Accumulated depreciation
               and amortization                               1,265,700
                                                             ----------
                                                             $  334,312
                                                             ==========



         Depreciation expense charged to operations was $92,465 and 92,594 in 2002 and 2001, respectively.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001







5.       Intangible assets:

         On March 7, 2002 the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen year term. Amortization expense through September 30, 2002 amounted to $3,000.


6.       Stockholder loans:

         A stockholder of the Company has made loans totalling $48,000 during the nine months ended September 30, 2002. The loans are due on demand and accrue interest at a rate of 7% per annum.



7.       Common stock:

         During the quarter the Company issued 325,000 restricted shares of its common stock. 25,000 shares were issued under an employee stock incentive plan previously granted in February, 2002. The additional 300,000 shares were issued pursuant to the purchase agreement of the tradename and logo of Brooklyn Cheesecake Company, Inc. entered into in March 2002. The Company utilized all of its remaining 123,500 shares previously held as treasury stock plus new share issues to complete the stock transactions.



8.       Commitments and contingencies:

         The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004.

         The minimum future rental on the baking facility is as follows:


                                                                        Facility
                                                                        --------
           September 30, 2003                                           $200,000
           September 30, 2004                                            200,000
           December 31, 2004                                              50,000
                                                                        --------
                                                                        $450,000
                                                                        ========



         Rent expense for all operating leases amounted to $149,601 in 2002 and $167,098 in 2001.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



9. Earnings per share:

         Primary earnings per share is computed based in the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods issued after December 15, 1997, entities with a loss from continuing operations should not include the exercise of potential shares in the calculation of earnings per share since the increase would result in a lower loss per share. Thus, common stock purchase warrants and stock options are excluded from the calculation of earnings per share.

        Reconciliation of shares used in computation of earnings per share:


                                                            2002               2001
                                                            ----               ----

        Weighted average of shares actually
          outstanding                                    5,446,750          5,121,750
        Common stock purchase warrants
                                                         ---------          ---------
        Primary and fully diluted weighted
          average common shares outstanding              5,446,750          5,121,750
                                                         =========          =========

10. Related party transactions:

         The Company has a note payable due to Brooklyn Cheesecake, Inc. (BCI) in the amount of $40,000 at September 30, 2002. The Company's chief executive officer is also a former officer of BCI. The loan carries an interest rate of 7% and is due on demand. This amount is included under the note payable caption on the balance sheet.

11. Discontinued operations:

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

11. Discontinued operations (continued):

    The maturities of the notes are as follows:


               November  2002               $ 36,875
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

         Total liabilities, less assets to be disposed of, of WGJ Desserts, Inc. consisted of the following as of September 30, 2001:


        Liabilities:
           Accounts payable                                  $112,462
           Accrued expenses                                   403,911
                                                             --------
                                                              516,373
                                                             --------
        Assets:
           Notes receivable                                    36,875
           Interest receivable                                    892
                                                             --------
                                                               37,767
                                                             --------
           Net liabilities                                   $478,606
                                                             ========


         Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the nine months ended September 30, 2002 and 2001 is as follows:


                                                            2002              2001
                                                            ----              ----
         Operating expenses                                $    0            ($50,000)
                                                          -------            --------
         Loss from operations                                   0             (50,000)

         Forgiveness of debt                                    0              38,841

         Interest income                                    1,756               7,206
                                                          -------            --------
         Income (loss) from discontinued
          operations                                       $1,756            ($ 3,953)
                                                          =======            ========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

A. General

         The transition of the operating company's name change to Brooklyn Cheesecake and Desserts Company has been a smooth one. The vendors and customers have accepted the change and view this event as a positive enhancement to our corporate image.

         Management continues to refine operations and implement controls. A change in the position of controller will assist in implementing additional accounting controls as well as reducing overall fees associated with reporting of company financials. Management remains committed to presenting an accurate representation of the financial condition of the company.

         Marketing efforts to increase sales revenues is the most pressing issue. Fourth quarter sales forecasts are strong however; additional all year business is needed to reach profitability. Funds for marketing and capital equipment are scarce. The company has a negative cash flow of $200,131 however; this has been reduced by $69,706 as compared the same period of 2001.

         Mini Cakes and Cheesecake are the categories which represent the most potential for sales growth. Mini cakes are still being evaluated by QVC and several food service distributors have added the cheesecakes to their lines. A Japanese distributor was shipped a container of cheesecake at the end of August and a reorder is expected.

         At September 30, 2002 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $8,680,450 which can be used to reduce the tax on income up to that amount through the year 2019.

B. Results of Operations

         The Company's consolidated revenues from continuing operations aggregated $808,512 and $721,242 for the quarters ended September 30, 2002 and 2001 respectively, an increase of 12%. The cost of goods sold was $778,290 and $696,008 respectively, an increase of 1%. Operating expenses were $182,996 and $199,587 respectively, a decrease of .8%. As a result, the loss from continuing operations before other income (expense) was $152,774 and $174,353 respectively, a decrease of 12%. The net loss from continuing operations in the quarter was $153,848 and 671,408 respectively.

         The increase in sales volume is attributable to an increase in marketing of more profitable items. The sales revenue increased during the 3rd quarter of 2002 as compared to the same period of 2001 despite the loss of the revenues associated with the sold batter business.

         Depreciation and amortization for 3rd quarter 2002 decreased as compared to 3rd quarter 2001 due to assets written down or written off for the year ended December 31, 2001.

         The company's consolidated revenues from its discontinued operation, the WGJ subsidiary were $0 in 3rd quarter 2002 and 2001. The WGJ subsidiary showed a gain from discontinued operations of $442 in the 3rd quarter 2002 vs. a loss of 9342 in 3rd quarter of 2001 .

SEGMENT INFORMATION: Not applicable since retail operations were discontinued.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

         As of September 30, 2002, the Company had a negative working capital from continuing operations of approximately $200,131 as compared to a negative working capital of $269,837 at September 30, 2001.

CAPITAL RESOURCES:

         Although the Company has previously been successful in obtaining sufficient capital funds through issuance of common stock and warrants, there can be no assurance that the Company will be able to do so in the future.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on 11-13-02.

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