Form 10KSB
period 2002-12-31
CREATIVE BAKERIES INC
filed 2003-03-31
CIK 949721

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                  For the fiscal year ended: December 31, 2002

                         Commission File Number: 0-18711


                             Creative Bakeries, Inc.
                           ---------------------------
                 (Name of Small Business Issuer in Its Charter)


                  New York                              13-3832215
                  --------                             ------------
      (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

        20 Passaic Avenue, Fairfield, NJ                                  07004
        --------------------------------                                  -----
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
    Common Stock, $.001 per share                 NASDAQ

      Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes x   No
                                                             ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form,and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for its most recent fiscal year was $3,318,088. As of December 31, 2002 there were 5,446,750 shares of Company's Common Stock, par value $.001 per share, outstanding. The aggregate market value of the voting stock of the issuer on December 31, 2002 was approximately 218,000.

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

         The company had two subsidiaries. The sale of William Greenberg Jr. subsidiary was completed in November 1998. From the remaining subsidiary known as Batter Bake - Chatterley (BBC), the company sold the Batter Bake business in December 2001. The Company changed it's name to Brooklyn Cheesecake and Desserts Company in March 2002.

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

         Kosher Foods. The Company also is seeking to benefit from the growth of the kosher food industry. According to Prepared Foods, the kosher food industry generated approximately $33 billion in sales in 1994 and has been growing at a rate of approximately 15% per annum. The company's Brooklyn Cheesecake and Desserts Subsidiary has a kosher certification and the Company believes that it can benefit from the projected growth of this market.

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

PRODUCTS

Baked Goods

         The Brooklyn Cheesecake and Desserts Company Subsidiary markets a full line of premium quality baked products such as cheese cakes, mousse cakes and tart shells as well a complete gourmet line of muffins. The Company continues to develop new products and welcomes customer requests.

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

CUSTOMERS

INSTITUTIONAL/WHOLESALE

         The Brooklyn Cheesecake and Desserts Company Subsidiary sells its products through food distributors to hotels, hospitals and institutional feeders such as corporate caters, restaurants, coffee shops etc. The products are also sold retail through food distributors and direct to supermarket distribution centers.

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

DISTRIBUTION AND MARKETING

    The Brooklyn Cheesecake and Desserts Subsidiary bakes all of its products in its 30,000 square foot facility in Fairfield, New Jersey. Although utilization of the facility varies based on seasonal fluctuation, the facility operates on five days a week basis. The Company believes that the Brooklyn Cheesecake and Desserts Company Subsidiary has the capacity to meet future requirements, including those arising out of the consolidation with the Company. The Brooklyn Cheesecake and Desserts Company Subsidiary delivers 90% of its products by common carrier trucks to its institutional/wholesale customers. About 10% of its customers pick up their orders directly at the bakery and utilize their own distribution networks.

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

EMPLOYEES

         As of March 26, 2003, the Brooklyn Cheesecake and Desserts Company Subsidiary together with Creative had approximately 32 full-time employees, of which 30 are employed in production, and 1 in administration and 1 in an executive position. The Brooklyn Cheesecake and Desserts Company Subsidiary does not have a union and the Company believes that it has good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         As of March 26, 2003, the Company leases in Fairfield, New Jersey 29,362 square feet for its baking facilities. The Company believes that its existing lease will be renewed when it expires in 2004 or alternative properties can be leased on acceptable terms. The Company believes that its present facilities are well maintained, in good condition and are suitable for the Company to continue to operate and meet its production needs in the foreseeable future. The Company is also considering subcontracting certain of its production requirements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq Small Cap Market under the symbol "CBAK" and the Boston Exchange under the Trading symbol "BYK". The following table sets forth the range of quarterly high and low bid prices, as reported on the NASDAQ SmallCap Market, during the last two fiscal years through March 31, 2002.

Period                                                        High      Low
----------------------------------------------------------------------------
FISCAL YEAR 2001:
First Quarter                                                 .10      .08
Second Quarter                                                .22      .17
Third Quarter                                                 .12      .10
Fourth Quarter                                                .22      .07
Fiscal Year 2002:
First Quarter                                                 .40      .20
Second Quarter                                                .25      .09
Third Quarter                                                 .07      .07
Fourth Quarter                                                .04      .04

         The number of shareholders of record of the Common Stock on March 26, 2003 was 41 excluding 2,631,078 shares of Common Stock held by Cede & Co. The Company believes that it has in excess of 500 shareholders.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

A. General

Management continues to refine operations and implement controls. Special emphasis has been placed in ensuring accurate reporting of financial data.

Increasing sales revenues is the most pressing issue. However, funds for marketing and equipment acquisitions are scarce. The company has a negative cash flow of $70,461 for the year ending December 31, 2002.

Mini Cakes, Cheesecake and pre-portioned gourmet desserts are the categories which represent the most potential for sales growth. In addition, the company is exploring marketing several niche health food items. This includes but is not limited to low carbohydrate desserts. Marketing efforts continue to target both food service and retail distributors to carry our product lines.

At December 31, 2002 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $8,680,450 which can be used to reduce the tax on income up to that amount through the year 2019.


B. Results of Operations

The Company's consolidated revenues from continuing operations aggregated $1,053,920 and $1,141,545 for the quarters ended December 31, 2002 and 2001 respectively, a decrease of 3%. The cost of goods sold was $908,120 and $1,038,494 respectively, a decrease of 13%. Operating expenses were $65,558 and $127,591 respectively, a decrease of 49%. As a result, the gain (loss) from continuing operations before other income (expense) was $80,242 and $(24,540) respectively, an increase of 400%. The net income (loss) from continuing operations for the quarter was $39,261 and $(99,824) respectively.

The increase from continuing operations for the 4th quarter of 2002 as compared to the same period of 2001 was a result of aggressive cost cutting and product streamlining.

SEGMENT INFORMATION: Not applicable since retail operations were discontinued.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

As of December 31, 2002, the Company had a negative working capital during the 4th quarter from continuing operations of $126,326 as compared to a negative working capital of $200,131 during the 3rd quarter of 2002. The negative working capital for December 31,2001 was $20,247.

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


ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statement....................................................................................F-1

Independent Accountants' Report.................................................................................F-2

Financial Statements:

         Balance Sheets as at December 31, 2001 and 2000........................................................F-3

         Statement of Operations For the Years Ended December 31, 2001 and 2000.............................. ..F-4

         Statements of Stockholders' Equity (Deficiency) For the Years Ended December
         31, 2001 and 2000 .....................................................................................F-5

         Statements of Cash Flows For the Years Ended December 31, 2002 and 2001 ...............................F-6

         Notes to Financial Statements .................................................................F-7 to F-23


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Information Concerning the Board of Directors and Executive Officers

         The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or
Executive Officer,
Age and Position                          Principal Occupation                         Date of Initial
Held with Company                         For Previous Five Years                      Election as Director
-----------------                         -----------------------                      --------------------
Ron Schutte 46   President and Director   Chief Executive Officer,                     June 1, 2001
                                          Aug. 2000 - May 2001
                                          Brooklyn Cheesecake Company
                                          Apr. 1999 - Jul 2000 Crestwood
                                          Consulting Mar 1997 - Mar 1999
                                          Mother's Kitchen July 1982 - Feb 1997
                                          Pres, CreativeBakers Inc. Brooklyn,NY

Richard Fechtor, 72 Director              Founder of and since 1974 Executive Vice     July 11, 1996
                                          President of Fechtor, Detwiler & Co.,
                                          Inc., the representative of the
                                          underwriters in the Company's initial
                                          public offering; Director of Vascular
                                          Laboratories since 1989

Karen Brenner, 49,                        President of Fortuna Advisors, Inc., an      July 1997
Director                                  investment advisory firm in California
                                          1993 to present; founder




Name of Director or
Executive Officer,
Age and Position                          Principal Occupation                         Date of Initial
Held with Company                         For Previous Five Years                      Election as Director
-----------------                         -----------------------                      --------------------

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

Vincent Bucchimuzzo  49                   Executive for CINN Worldwide                        January 2003
Director                                  Westchester Venture Group
                                          Univest Partners 1982-1995

Anthony Merante   42                      Certified Public Accountant                         January 2003
Director

Mel Foti          50                      VP & Manager Credit & Marketing                     January 2003
Director                                  National Bank Of Egypt, NY Branch


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

Executive Compensation in 2002

The following table sets forth compensation paid to the Chief Executive Officer and to executive officers of the Company, excluding those executive officers who did not receive an annual salary and bonus in excess of $100,000 in the fiscal year ended December 31, 2001.


                                                                                          Other Annual
Name and Principal Position             Year      Salary ($)           Bonus ($)          Compensation
---------------------------             ----      ----------           ---------          ------------
Ron Schutte, CEO                        2002      $150,000             $0.00              $0.00

No other executive officer received a salary and bonus in excess of $100,000 for the year ended December 31, 2002. The Company has not granted any stock options, stock appreciation rights or long-term incentive awards to any executive officer of the Company since its inception.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this Amendment to the Annual Report, by:
(i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company;
(iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended; and (iv) all directors and executive officers of the Company as a group (7 persons):

No. of shares beneficially owned Percentage Benef. Owned

Yona Abrahami(3).............................   500,000     500,000                 9.53%

Philip Grabow(4).............................   500,000     500,000                 9.53

Richard Fechtor(5)...........................   142,933                             2.0

Raymond J. McKinstry(6)......................    50,000

InterEquity Capital Partners, L.P.(7)........   326,805                             7.0

Ron Schutte..................................   350,000

Executive directors and officers as a group.. 1,819,738


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

(8) Mr. Schutte address is 20 Passaic Ave, Fairfield, New Jersey 07004.

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

The Purchase of the assets of Brooklyn Cheesecake Company Inc.

On March 7, 2002, the assets of the Brooklyn Cheesecake Company was purchased by Creative Bakeries Inc. for 300,000 shares of stock and $45,000 in cash. These assets were owned by the current C.E.O. Ron Schutte

         PART IV

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

***** Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 1996, on Form 10-KSB Commission.

****** Incorporated by reference to the Company's Current Report on Form 8-K, dated September 11, 1997 and Form 8-K/A, dated November 17, 1997.

         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

CREATIVE BAKERIES, INC.

By: /s/ Ron Schutte
    ------------------
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

Signatures                                                Title
----------                                                -----


/s/ Ron Schutte                                           President, Chief Executive Officer/Director
----------------------------------------
Ron Schutte


/s/ Vincent Bucchimuzzo                                   Director
----------------------------------------
Vincent Bucchimuzzo


/s/ Richard Fechtor                                       Director
----------------------------------------
Richard Fechtor


/s/ Anthony Merante                                       Director
----------------------------------------
Anthony Merante


/s/ Karen Brenner                                         Director
----------------------------------------
Karen Brenner


/s/ Mel Foti                                              Director
----------------------------------------
Mel Foti


                             CREATIVE BAKERIES, INC.

                          YEAR ENDED DECEMBER 31, 2002



                                    CONTENTS



                                                                           Page
                                                                           ----
Independent auditors' report                                                F-1

Consolidated financial statements:

  Consolidated balance sheet                                                F-2

  Consolidated statement of operations                                      F-3

  Consolidated statement of stockholders' equity                            F-4

  Consolidated statement of cash flows                                      F-5

Notes to consolidated financial statements                               F-6 - F-12

[LETTERHEAD OF ZELLER WEISS & KAHN, LLP]



                           INDEPENDENT AUDITORS' REPORT



Board of Directors
Creative Bakeries, Inc.

     We have audited the accompanying consolidated balance sheet of Creative Bakeries, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Bakeries, Inc. as of December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from continuing operations for the years ended December 31, 2002 and 2001 and as of December 31, 2002 has a working capital deficiency in the amount of $126,326, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in the notes to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            ZELLER WEISS & KAHN, LLP
March 6, 2003
Mountainside, New Jersey

                             CREATIVE BAKERIES, INC.

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2002



                                     ASSETS
Current assets:
  Cash and cash equivalents                                                               $    51,155
  Accounts receivable, less allowance for doubtful
   accounts of $4,200                                                                         185,277
  Inventories                                                                                 190,945
  Prepaid expenses                                                                             63,768
                                                                                          -----------
    Total current assets                                                                      491,145
                                                                                          -----------
Property and equipment, net                                                                   329,555
                                                                                          -----------
Other assets:
  Security deposits                                                                             4,714
  Tradename and licensing agreements,
   net of amortization                                                                        128,106
                                                                                          -----------
                                                                                              132,820
                                                                                          -----------
                                                                                          $   953,520
                                                                                          ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $   459,823
  Accrued expenses                                                                             67,593
  Notes payable, officer                                                                       90,055
                                                                                          -----------
    Total current liabilities                                                                 617,471
                                                                                          -----------
Other liabilities:
  Deferred rent                                                                                72,600
  Net liabilities of discontinued operations
   less assets to be disposed of                                                              134,265
                                                                                          -----------
                                                                                              206,865
                                                                                          -----------
Stockholders' equity:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,446,750 shares                                              5,447
  Additional paid in capital                                                               11,346,093
  Deficit                                                                                ( 11,222,356)
                                                                                          -----------
    Total stockholders' equity                                                                129,184
                                                                                          -----------
                                                                                          $   953,520
                                                                                          ===========




              See notes to consolidated financial statements.

                               CREATIVE BAKERIES, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS

                       YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                      2002               2001
                                                                                      ----               ----
Net sales                                                                          $3,318,088         $3,770,507

Cost of sales                                                                       2,893,226          3,279,919
                                                                                   ----------         ----------
Gross profit                                                                          424,862            490,588

Selling, general and administrative expenses                                          636,302            771,248
                                                                                   ----------         ----------
Loss from operations                                                              (   211,440)       (   280,660)
                                                                                   ----------         ----------

Other income (expense):
  Loss on impairment of goodwill                                                                     (   670,995)
  Gain from sale of disposition of assets                                                                100,000
  Interest income                                                                                          1,029
  Miscellaneous income                                                                                     3,910
  Interest expense                                                                (     2,055)       (     8,521)
  Cancellation of certain liabilities                                                                     48,711
                                                                                   ----------         ----------
                                                                                  (     2,055)       (   525,866)
                                                                                   ----------         ----------
Loss from continuing operations                                                   (   213,495)       (   806,526)

Discontinued operations:
  Income from operations of New York
   facility                                                                           379,722             18,937
                                                                                   ----------         ----------
Net income (loss)                                                                  $  166,227        ($  787,589)
                                                                                   ==========         ==========

Earnings per common share
  Basic and fully diluted:
    Continuing operations                                                         ($     0.04)       ($     0.16)
    Discontinued operations                                                        $     0.07        (      0.01)
                                                                                   ----------         ----------

Net income (loss) per share                                                        $     0.03        ($     0.15)
                                                                                   ==========         ==========
    Weighted average number of common
     shares outstanding                                                             5,346,828          5,245,250
                                                                                   ==========         ==========





                See notes to consolidated financial statements.

                             CREATIVE BAKERIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                       Common stock
                                                    -----------------
                                                    Number             Additional                                    Total
                                                      of                Paid in      Accumulated    Treasury     Stockholders'
                                                    Shares   Amount     Capital        Deficit       Stock           Equity
                                                    ------   ------     -------        -------       -----           ------
Balance at December 31, 2000                      5,245,250  $5,245   $11,364,074   ($10,600,994)  ($119,029)       $649,296

Treasury stock issued for services                                   (     23,544)                    28,544           5,000

Net loss for the year ended December 31, 2001                                       (    787,589)                  ( 787,589)
                                                  ---------  ------   -----------    -----------    --------        --------
Balance at December 31, 2001                      5,245,250   5,245    11,340,530   ( 11,388,583)  (  90,485)      ( 133,293)

Treasury stock issued as employee incentives                         (     12,067)                    18,317           6,250

Stock issued in exchange for tradename rights       201,500     202        17,630                     72,168          90,000

Net income for the year ended December 31, 2002                                          166,227                     166,227
                                                  ---------  ------   -----------    -----------    --------        --------
Balance at December 31, 2002                      5,446,750  $5,447   $11,346,093   ($11,222,356)  ($      0)       $129,184
                                                  =========  ======   ===========    ===========    ========        ========









                See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                              2002              2001
                                                              ----              ----
Operating activities:
  Loss from continuing operations                          ($213,495)        ($806,526)
  Adjustments to reconcile loss from
   continuing operations to cash used in
   continuing operations:
     Depreciation and amortization                           136,828           164,001
     Common stock issued for services                          6,250             5,000
     Loss on impairment of long-lived asset                                    670,995
     Forgiveness of debt                                                     (  48,711)
     Gain on sale of equipment                                               ( 100,000)
     Changes in other operating assets and
      liabilities from continuing operations:
        Accounts receivable                                  115,247            45,257
        Inventory                                          (  38,367)           88,548
        Prepaid expenses                                         673         (  22,170)
        Security deposits                                        250               500
        Accounts payable                                      38,352         ( 101,609)
        Accrued expenses                                   ( 170,502)        (  23,393)
        Deferred rent                                      (  21,933)        (  21,497)
                                                            --------          --------
        Net cash used in operating activities              ( 146,697)        ( 149,605)
        Net cash provided by discontinued
         operations                                            1,020             5,343
                                                            --------          --------
        Net cash used in operating activities              ( 145,677)        ( 144,262)
                                                            --------          --------

Investing activities:
  Proceeds from sale of equipment                                              100,000
  Purchase of property and equipment                       (  85,714)        (   2,500)
  Proceeds from sale of goodwill                                                47,578
                                                            --------          --------
        Net cash provided by (used in)
         investing activities                              (  85,714)          145,078

        Net cash provided by investing
         activities from discontinued operations              70,875            98,750
                                                            --------         ---------
        Net cash provided by (used in)
         investing activities                              (  14,839)          243,828
                                                            --------          --------
Financing activities:
  Proceeds from officers' notes payable                       90,055
  Payment of debt                                                            ( 107,270)
                                                            --------          --------
        Net cash provided by (used in)
         financing activities                                 90,055         ( 107,270)
                                                            --------          --------
Net decrease in cash and cash equivalents                  (  70,461)        (   7,704)

Cash and cash equivalents, beginning of year                 121,616           129,320
                                                            --------          --------
Cash and cash equivalents, end of year                      $ 51,155          $121,616
                                                            ========          ========
Supplemental disclosures:
  Cash paid during the year for:
    Interest:
     Continuing operations                                                    $  9,555
                                                            ========          ========
     Discontinued operations                                $      0          $      0
                                                            ========          ========


                See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   Going concern:

     During the year ended December 31, 2002, the Company incurred a loss from continuing operations in the amount of $213,495, and had a net working capital deficiency of $126,326. Although the Company is currently operating its businesses, their continuation is contingent upon, among other things, the continued forbearance by the Company's creditors from exercising their rights in connection with delinquent accounts payables. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     During the year 2002, Creative Bakeries Inc. acquired the assets of the Brooklyn Cheesecake Company. Upon completion of the acquisition, the operating name of the company was changed from Chatterley Elegant Desserts to Brooklyn Cheesecakes and Desserts Company. The product line continues to be streamlined and greater emphasis has been placed on marketing portion controlled dessert items.

     The Company intends to raise capital either through an offering of preferred stock or conventional financing. The proceeds would be used to upgrade the production process.

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


2.   Accounting policies:

     Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

     Recent accounting pronouncements:

     In April 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Revision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Among several accounting issues, the statement changes the treatment and classification of gain or loss on extinguishment of debt as it relates to characterization as an extraordinary item. The Company has adopted this statement for the year ended December 31, 2002.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


2.   Accounting policies (continued):

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

     Comprehensive income:

     There were no items of other comprehensive income in 2002 and 2001, and thus, net income is equal to comprehensive income for each of those years.

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

3.   Correction of an estimate:

     The Company has determined that the estimate of liabilities needed to dispose of its discontinued operations described in Note 17 was overstated. Current income from discontinued operations presented in the statement of operations includes $79,841 related to this adjustment.

4.   Nature of operations, risks and uncertainties:

     The Company is a manufacturer of baking and confectionery products which are sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public. Although the Company sells its products throughout the United States, its main customer base is on the East Coast of the United States.

     The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At December 31, 2002, the Company had no uninsured cash balances.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


4.   Nature of operations, risks and uncertainties (continued):

     The Company maintained sales with three customers which comprised more than 10% of total sales for the year. If these sales levels were to change this could have a significant impact on the Company's operations.

     At December 31, 2002 there were two customers whose balances included in accounts receivable comprised more than 10% of total accounts receivable. If these customers were to default on these amounts it could have a significant impact on the Company's operations.

5.   Accounts receivable:

     Following is a summary of receivables at December 31, 2002:


               Trade accounts                                    $189,477
               Less allowance for doubtful accounts                (4,200)
                                                                 --------
                                                                 $185,277
                                                                 ========

6.   Inventories:

        Inventories at December 31 consist of:


               Finished goods and work in process                $ 45,837
               Raw materials                                       61,946
               Supplies                                            83,162
                                                                 --------
                                                                 $190,945
                                                                 ========

7.   Property and equipment:

        The following is a summary of property and equipment at December 31, 2002:


                    Baking equipment                            $1,349,326
                    Furniture and fixtures                          97,978
                    Leasehold improvements                         180,422
                                                                ----------
                                                                 1,627,726
                    Less:  Accumulated depreciation
                            and amortization                     1,298,171
                                                                ----------
                                                                $  329,555
                                                                ==========


     Depreciation expense charged to operations was $124,934 and $123,545 in 2002 and 2001, respectively.

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


                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



8.   Tradename and licensing agreements:

     On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen year term. Amortization expense was $4,875 for the year ended December 31, 2002.

     The Company has a licensing agreement for the William Greenberg Desserts name which is being amortized on the straight-line basis over a seven year term. Amortization expense was $7,019 for the year ended December 31, 2002.

9.   Notes payable, officer:

     An officer of the Company made loans to the Company during the year totalling $48,000. In addition, the officer has a balance of $40,000 due on the sale of equipment to the Company as described in Note 15. The notes are due on demand and accrue interest at a rate of 7% per annum. Interest due on the notes amounted to $2,055 at December 31, 2002.

10.  Common stock:

     During the year the Company issued 325,000 restricted shares of its common stock. 25,000 shares were issued under an employee stock incentive plan (see Note 14), granted in February, 2002. The additional 300,000 shares were issued pursuant to the purchase agreement for the tradename and logo of Brooklyn Cheesecake Company, Inc. entered into in March 2002 as described in Note 16. The Company utilized all of its remaining 123,500 shares previously held as treasury stock plus new share issues to complete the stock transactions.

11.  Commitments and contingencies:

     The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease expiring on December 31, 2004.

     The minimum future rentals on the baking facility are as follows:


                                                                             Facility
                                                                             --------
                        December 31, 2003                                    $200,000
                        December 31, 2004                                     230,000
                                                                             --------
                                                                             $430,000
                                                                             ========

     Rent expense amounted to $228,065 in 2002 and $229,833 in 2001 and includes straight-line amortization of rent adjustments discussed in Note 2.

     The Company also leases a vehicle under an operating lease agreement that expires in December 2004. Total lease expense for 2002 was $7,200. Future minimum rentals are as follows:


                        December 31, 2003                                     $ 7,200
                        December 31, 2004                                       7,200
                                                                              -------
                                                                              $14,400
                                                                              =======

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001





12.  Off-balance-sheet risk:

     The Company is a third co-guarantor on a vehicle lease for a former officer of the Company with a lease buyout of approximately $12,000. The entire amount has been escrowed with an attorney by the former officer of the Company.


13.  Income taxes:

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

     Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carryforward of approximately $8,271,270. The Company has made no provision for a deferred tax asset due to the net operating loss carryforward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

     The Company's loss carryforward of $8,271,270 may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2020.


14.  Warrants:

     In order to obtain financing for the acquisition of Greenberg's - L.P., a discontinued subsidiary, the Company sold to a lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. The warrant, representing 314,715 shares, was to expire on October 1, 2001 and the lender inquired regarding exercising its right under the warrant before the expiration date. Upon consultation with management, the lender who is in bankruptcy, has not acted on its option to exercise as of December 31, 2002. At December 31, 2002, the Company also had outstanding common stock purchase warrants in the amount of 1,866,500 with an exercise price of $.6875 each, which expire on December 31, 2003.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


15.  Common stock options:

     On February 8, 2002, the Company effectuated a non-statutory stock option plan for the purpose of advancing the interests of the Company and its stockholders by helping the Company retain the services of key management employees. The total number of shares set aside for the plan was 75,000. Under the plan, the option exercise price approximates the fair market value of the Company's common stock at the date of the grant. The remaining options become exercisable as follows:


                 August 31, 2003                               25,000 shares
                 August 31, 2004                               25,000 shares


     In addition, the Company had 125,000 shares under a stock option plan which become exercisable May 1, 2003.

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


16.  Earnings per share:

     Primary earnings per share is computed based on the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods beginning after December 15, 1997, entities with a loss from continuing operations should not include the exercise of potential shares in the calculation of earnings per share since the increase would result in a lower loss per share. Thus, common stock purchase warrants and stock options as described in Notes 14 and 15 are excluded from the calculation of earnings per share.

     Reconciliation of shares used in computation of earnings per share:


                                                                                 2002               2001
                                                                                 ----               ----
               Weighted average of shares actually
                 outstanding                                                   5,346,828          5,245,250
                                                                               ---------          ---------
               Common stock purchase warrants
               Primary and fully diluted weighted
                 average common shares outstanding                             5,346,828          5,245,250
                                                                               =========          =========


17.  Related party transactions:

     In March 2002, the Company purchased the tradename and logo of Brooklyn Cheesecake Company, Inc. in exchange for 300,000 shares of the Company's common stock. Brooklyn Cheesecake Company, Inc. was wholly owned by the current chief executive officer of Creative Bakeries, Inc. The Company also purchased $45,000 of baking equipment in the same purchase transaction.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



18.  Reclassification of prior period results:

     Certain items of income and expense from continued and discontinued operations have been reclassified to conform to the current year's presentation as described in the recent accounting pronouncements in Note 1.

19.  Discontinued operations:

     In 1998, the Company adopted a formal plan to close WGJ Desserts and Cafes, Inc., its New York manufacturing facility, which was done in July of 1998 and to dispose of its one remaining retail store, which was accomplished in November 1998.

     Net liabilities of WGJ Desserts, Inc. consisted of the following as of December 31, 2002:


                 Liabilities:
                    Accounts payable                                                 $112,462
                    Accrued expenses                                                   21,803
                                                                                     --------
                                                                                      134,265
                                                                                     --------

     Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the year ended December 31, 2002 and 2001 is as follows:


                                                                                     2002                    2001
                                                                                     ----                    ----
              Correction of estimated liabilities
               on disposition of assets                                           $ 79,841
              Cancellation of settlement
               warrants payable                                                    302,267
              Cancellation of accrued expenses                                                            $59,759
              Interest income                                                        1,884                  9,178
                                                                                  --------                -------
                                                                                   383,992                 68,937
              Cancellation on sale of trademark rights                                                    (50,000)
              Reduction of note receivable
               upon settlement                                                      (4,270)
                                                                                  --------                -------
              Income from discontinued operations                                 $379,722                $18,937
                                                                                  ========                =======


                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..................................'TM'