Form 10QSB
period 2003-03-31
CREATIVE BAKERIES INC
filed 2003-05-14
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939

     For the transition period from ____________ to ____________

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

                                    Yes [X] No[_]

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at March 31, 2003
-----------------------                           -----------------------------
Common Stock, par value                                     $0.001
per share                                                 5,446,750

                                      INDEX

Part I. Financial information

        Item 1. Condensed consolidated financial statements:

                Balance sheet as of March 31, 2003                      F-2

                Statement of operations for the three months
                ended March 31, 2003 and 2002                           F-3

                Statement of cash flows for the three months
                ended March 31, 2003 and 2002                           F-4

                Notes to condensed consolidated financial
                statements                                           F-5 - F-8

        Item 2. Management's discussion and analysis of financial condition

Part II. Other information

Signatures

                             CREATIVE BAKERIES, INC.

              CONDENSED CONSOLIDATED BALANCE SHEET - MARCH 31, 2003

                                     ASSETS

Current assets:
   Cash and cash equivalents                                        $      1,256
   Accounts receivable, less allowance for doubtful
      accounts of $4,200                                                 179,266
   Inventories                                                           180,081
   Prepaid expenses and other current assets                              42,469
                                                                    ------------

      Total current assets                                               403,072
                                                                    ------------

Property and equipment, net                                              309,432
                                                                    ------------

Other assets:
   Goodwill                                                               42,981
   Tradename, net of amortization                                         83,625
   Security deposits                                                       4,714
                                                                    ------------
                                                                         131,320
                                                                    ------------

                                                                    $    843,824
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                   $     57,794
   Accounts payable                                                      427,850
   Accrued expenses                                                       61,454
   Loans payable, officer                                                 88,000
                                                                    ------------

      Total current liabilities                                          635,098
                                                                    ------------

Other liabilities:
   Deferred rent                                                          67,117
   Net liabilities of discontinued operations                            134,265
                                                                    ------------
                                                                         201,382
                                                                    ------------

Stockholders' equity:
   Preferred stock $.001 par value, authorized 2,000,000
      shares, none issued
   Common stock, $.001 par value, authorized 10,000,000
      shares, issued and outstanding 5,446,750 shares                      5,447
   Additional paid in capital                                         11,346,093
   Deficit                                                           (11,344,196)
                                                                    ------------
                                                                           7,344
                                                                    ------------

                                                                    $    843,824
                                                                    ============

         See notes to condensed consolidated financial statements.

                             CREATIVE BAKERIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                       2003         2002
                                                                    ----------   ----------
Net sales                                                           $  628,036   $  619,422

Cost of sales                                                          574,498      586,451
                                                                    ----------   ----------

Gross profit                                                            53,538       32,971

Selling, general and administrative expenses                           173,838      155,252
                                                                    ----------   ----------

Loss from continuing operations before
   interest expense                                                   (120,300)    (122,281)

Interest expense                                                         1,540
                                                                    ----------   ----------

Loss from continuing operations                                       (121,840)   (122,281)

Discontinued operations:
   Income from disposal of New York facility                                            864
                                                                    ----------   ----------

Net loss                                                             ($121,840)   ($121,417)
                                                                    ==========   ==========

Earnings per common share:
   Primary and fully diluted:
      Loss from continuing operations                                   ($0.02)      ($0.02)
      Discontinued operations                                             0.00         0.00
                                                                    ----------   ----------

Net loss per common share                                               ($0.02)      ($0.02)
                                                                    ==========   ==========

Weighted average number of common
   shares outstanding                                                5,446,750    5,245,250
                                                                    ==========   ==========

         See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                          2003         2002
                                                                      ----------   ----------
Operating activities:
   Loss from continuing operations                                     ($121,840)   ($122,281)
   Adjustments to reconcile loss from continuing operations to cash used in continuing operations:
         Depreciation and amortization                                    21,623       31,563
         Common stock issued for services                                               6,250
         Changes in other operating assets and liabilities from
            continuing operations:
               Accounts receivable                                         6,011       82,173
               Inventory                                                  10,864      (19,006)
               Prepaid expenses and other current assets                  21,299       28,334
               Accounts payable                                          (31,973)     (49,406)
               Accrued expenses and other current liabilities             (8,194)     (69,312)
               Deferred rent                                              (5,483)      (5,483)
                                                                      ----------   ----------
               Net cash used in continuing operations                   (107,693)    (117,168)
               Net cash provided by discontinued operations                    0            0
                                                                      ----------   ----------
               Net cash used in operating activities                    (107,693)    (117,168)
                                                                      ----------   ----------
Financing activities:
   Cash overdraft                                                         57,794
                                                                      ----------
               Net cash provided by financing activities                  57,794

Net decrease in cash and cash equivalents                                (49,899)    (117,168)

Cash and cash equivalents, beginning of period                            51,155      121,616
                                                                      ----------   ----------

Cash and cash equivalents, end of period                              $    1,256   $    4,448
                                                                      ==========   ==========

     See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2002 included in its Annual Report filed on Form 10-KSB.

     Going concern:

     The Company has incurred losses from continuing operations over the last several quarters. Management has described its plan of action in regard to this uncertainty in its latest annual report filed December 31, 2002.

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

     The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At March 31, 2003, the Company had no uninsured cash balances.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

4.   Accounts receivable:

     Following is a summary of receivables at March 31, 2003:

     Trade accounts                         $183,466
     Less allowance for doubtful accounts     (4,200)
                                            --------
                                            $179,266
                                            ========

5.   Inventories:

     Inventories at March 31, 2003 consist of:

     Finished goods                         $ 27,017
     Raw materials                            74,660
     Supplies                                 78,404
                                            --------
                                            $180,081
                                            ========

6.   Property and equipment:

     Baking equipment                       $1,349,326
     Furniture and fixtures                     97,978
     Leasehold improvements                    180,422
                                            ----------
                                             1,627,726
     Less: Accumulated depreciation
           and amortization                  1,318,294
                                            ----------
                                            $  309,432
                                            ==========

     Depreciation expense charged to operations was $20,123 and $31,188 in 2003 and 2002, respectively.

     The useful lives of property and equipment for purposes of computing depreciation are:

                                            Years
                                            -----
     Machinery and equipment                 10
     Furniture and computers                  5
     Leasehold improvements                 10-15

7.   Intangible assets:

     Tradename rights are being amortized on the straight-line basis over a fifteen year term. Amortization expense for the three months ended March 31, 2003 was $1,500.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

8.   Commitments and contingencies:

     The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease commencing January 31, 1994 and expiring December 31, 2004.

     The minimum future rentals on the baking facility is as follows:

                                            Facility
                                            --------
     March 31, 2004                         $200,000
     March 31, 2005                          150,000
                                            --------
                                            $350,000
                                            ========

     Rent expense for all operating leases amounted to $57,438 in 2003 and $55,874 in 2002.

9.   Income taxes:

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

     The Company has a loss carryforward of $8,780,450 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2020.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

10.  Earnings per share:

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

     Reconciliation of shares used in computation of earnings per share:

                                              2003         2002
                                            ---------   ---------
     Weighted average of shares actually
        outstanding                         5,446,750   5,245,250
                                            ---------   ---------
     Common stock purchase warrants
     Primary and fully diluted weighted
        average common shares outstanding   5,446,750   5,245,250
                                            =========   =========

11.  Discontinued operations:

     In 1998, the Company adopted a formal plan to close WGJ Desserts and Cafes, Inc., its New York manufacturing facility, which was done in July of 1998 and to dispose of its one remaining retail store, which was accomplished in November 1998.

     Total liabilities, less assets to be disposed of, of WGJ Desserts, Inc. consisted of the following as of March 31, 2003:

     Liabilities:
        Accounts payable                    $112,462
        Accrued expenses                      21,803
                                            --------
                                             134,265
                                            ========
        Assets                                     0
                                            --------
           Net liabilities                  $134,265
                                            ========

     Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the three months ended March 31, 2003 and 2002 is as follows:

                                            2003   2002
                                            ----   ----
     Operating expenses                      $0    $  0
                                             --    ----
     Loss from operations                     0       0
     Interest income                          0     864
                                             --    ----
     Income from discontinued operations     $0    $864
                                             ==    ====

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

A. General

     Refinement of operations and implementation of financial and manufacturing controls continues to be a major priority of management. Emphasis has been placed in ensuring accurate reporting of financial data.

     Sales revenues increased slightly in the first quarter of 2003 as compared the same period for 2002. A 2% decrease in the cost of goods sold has resulted in increasing the gross margin percentage by 3.5%.

     Co-packing opportunities continue to be developed. Mini Cakes, Cheesecake, and pre-portioned gourmet desserts are the categories which represent the most potential for sales growth. In addition, the company is exploring marketing several niche health food items. This includes but is not limited to low carbohydrate desserts. Marketing efforts continue to target both food service and retail distributors to carry our product lines.

     At December 31, 2002 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $8,680,450 which can be used to reduce the tax on income up to that amount through the year 2019.

B. Results of Operations

     The Company's consolidated revenues from continuing operations aggregated $628,036 and $619,422 for the quarters ended March 31, 2003 and 2002 respectively, an increase of 1%. The cost of goods sold was $ 574,498 and $586,451 respectively, a decrease of 2%. Operating expenses were $ 173,838 and $155,252 respectively, an increase of 12%. As a result, the loss from continuing operations before other income (expense) was $120,300 and $ 122,281 respectively, a decrease of less than 1%. The net loss from continuing operations for the quarter was $121,840 and $ 122,281 respectively.

SEGMENT INFORMATION: Not applicable since retail operations were discontinued.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Since its inception, the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

     As of March 31, 2003, the Company had a negative working capital during the first quarter from continuing operations of $232,036 as compared to a negative working capital of $ 155,359 during the first quarter of 2002.

CAPITAL RESOURCES:

     Although the Company has previously been successful in obtaining sufficient capital funds through issuance of common stock and warrants, there can be no assurance that the Company will be able to do so in the future.

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2003.

CREATIVE BAKERIES, INC.

By: /s/ Ron Schutte
    ---------------
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 14, 2003.

Signatures                             Title
                                       -----
/s/Ron Schutte                        President, Chief Executive Officer/Director
--------------------------------
Ron Schutte


/s/ Vincent Bucchimuzzo                Director
--------------------------------
Vincent Bucchimuzzo


/s/ Richard Fechtor                    Director
--------------------------------
Richard Fechtor


/s/ Anthony Merante                    Director
--------------------------------
Anthony Merante


/s/Karen Brenner                       Director
--------------------------------
Karen Brenner


/s/Mel Foti                            Director
--------------------------------
Mel Foti

                           CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Ron Schutte., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Creative Bakeries, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003

/s/ Ron Schutte
---------------
Ron Schutte
Chairman and Chief Executive Officer