Form 10QSB
period 2003-06-30
CREATIVE BAKERIES INC
filed 2003-08-13
CIK 949721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


               (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended JUNE 30, 2003
                                                   ---------------

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


                     20 PASSAIC AVENUE, FAIRFIELD, NJ 07004
                     --------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number, including area code:              (973) 808-9292
                                                           ------------------

Former name:  William Greenberg Jr. Desserts and Cafes, Inc.

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            CLASS                       OUTSTANDING AT JUNE 30, 2003
--------------------------              ----------------------------
Common Stock, par value $0.001
 per share                                     5,446,750

                                      INDEX



Part I.  Financial information


         Item 1.  Condensed consolidated financial statements:

                  Balance sheet as of June 30, 2003                          F-2

                  Statement of operations for the six and
                   three months ended June 30, 2003 and 2002                 F-3

                  Statement of cash flows for the six months
                  ended June 30, 2003 and 2002                               F-4

                  Notes to condensed consolidated financial
                  statements                                           F-5 - F-8

         Item 2.  Management's discussion and analysis of
                  financial condition


Part II.  Other information


Signatures

                             CREATIVE BAKERIES, INC.

              CONDENSED CONSOLIDATED BALANCE SHEET - JUNE 30, 2003





                                            ASSETS

Current assets:
  Cash and cash equivalents                                                          $      1,799
  Accounts receivable, less allowance for doubtful
   accounts of $4,200                                                                     239,880
  Inventories                                                                             180,990
  Prepaid expenses and other current assets                                                22,508
                                                                                     ------------

    Total current assets                                                                  445,177
                                                                                     ------------

Property and equipment, net                                                               289,310
                                                                                     ------------

Other assets:
  Goodwill                                                                                 42,981
  Tradename, net of amortization                                                           82,125
  Security deposits                                                                         4,714
                                                                                     ------------
                                                                                          129,820
                                                                                     ------------

                                                                                     $    864,307



                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Cash overdraft                                                                     $     16,450
  Accounts payable                                                                        486,982
  Accrued expenses                                                                         93,211
  Loans payable, officer                                                                  144,512
                                                                                     ------------

    Total current liabilities                                                             741,155
                                                                                     ------------

Other liabilities:
  Deferred rent                                                                            61,633
  Net liabilities of discontinued operations                                              134,265
                                                                                     ------------
                                                                                          195,898

Stockholders' equity (deficiency):
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,446,750 shares                                          5,447
  Additional paid in capital                                                           11,346,093
  Deficit                                                                             (11,424,286)
                                                                                     ------------
                                                                                          (72,746)

                                                                                     $    864,307
                                                                                     ============

            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002



                                               Six Months                  Three Months
                                           Ended June 30,                Ended June 30,
                                      2003           2002           2003           2002
                                      ----           ----           ----           ----

Net sales                      $ 1,479,315    $ 1,455,656    $   851,279    $   836,234

Cost of sales                    1,300,030      1,206,816        725,532        620,365
                               -----------    -----------    -----------    -----------

Gross profit                       179,285        248,840        125,747        215,869
                               -----------    -----------    -----------    -----------

Selling, general and
administrative expenses            377,392        387,748        203,554        232,496
Forgiveness of debt                               (40,000)                      (40,000)
Interest expense                     3,823                         2,283
                               -----------    -----------    -----------    -----------
                                   381,215        347,748        205,837        192 496
                               -----------    -----------    -----------    -----------

Income (loss) from
 continuing operations            (201,930)       (98,908)       (80,090)        23,373

Discontinued operations:
Income from operations
of New York facility                                1,314                           450
                               -----------    -----------    -----------    -----------

Net income (loss)              ($  201,930)   ($   97,594)   ($   80,090)   $    23,823
                               ===========    ===========    ===========    ===========


Earnings per common share:
  Primary and fully diluted:
    Loss from continuing
     operations                ($     0.04)   ($     0.02)   ($     0.01)   $      0.00)
    Discontinued
     operations                       0.00           0.00    (      0.00)          0.00
                               -----------    -----------    -----------    -----------

Net income (loss)
 per common share              ($     0.04)   ($     0.02)   ($     0.01)   $      0.00)
                               ===========    ===========    ===========    ===========

Weighted average
 number of common
 shares outstanding              5,446,750      5,121,750      5,446,750      5,121,750
                               ===========    ===========    ===========    ===========



            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002




                                                    2003         2002
                                                    ----         ----
Operating activities:
  Loss from continuing operations                ($201,930)   ($ 98,908)
  Adjustments to reconcile loss from
  continuing operations to cash used in
  continuing operations:
  Depreciation and amortization                     43,245       64,106
  Common stock issued for services                                6,250
  Bad debt                                                        4,270
  Forgiveness of debt                                           (40,000)
  Changes in other operating assets and
  liabilities from continuing operations:
  Accounts receivable                              (54,603)      86,169
  Inventory                                          9,955     (115,962)
  Prepaid expenses and other current assets         41,260       48,089
  Accounts payable                                  27,159      (29,188)
  Accrued expenses and other current
  liabilities                                       23,563      (78,292)
  Deferred rent                                    (10,967)     (10,966)
                                                  --------     --------
  Net cash used in continuing operations          (122,318)    (164,432)
  Net cash provided by discontinued operations           0       34,000
                                                  --------     --------

  Net cash used in operating activities           (122,318)    (130,432)
                                                  --------     --------

Investing activities:
Purchase of property and equipment                              (58,000)
                                                               --------

Net cash used in investing activities                           (58,000)
                                                               --------

Financing activities:
  Cash overdraft                                    16,450       29,859
  Officer loans                                     56,511       40,000
                                                  ---------------------

  Net cash provided by financing activities         72,962       69,859
                                                  --------     --------

Net decrease in cash and cash equivalents          (49,356)     (18,573)

Cash and cash equivalents, beginning of period      51,155      121,616
                                                  --------     --------

Cash and cash equivalents, end of period          $  1,799     $  3,043
                                                  ========     ========


            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002


1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2002 included in its Annual Report filed on Form 10-KSB.

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


3.   Nature of operations, risks and uncertainties:

     The Company is a manufacturer of baking and confectionery products which are sold to supermarkets, food distributors, educational institutions, restaurants, and mail order and to the public. Although the Company sells its products throughout the United States, its main customer base is on the East Coast of the United States.

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

     The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At June 30, 2003, the Company had no uninsured cash balances.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002






4.   Accounts receivable:

     Following is a summary of receivables at June 30, 2003:

               Trade accounts                                                      $  244,080
               Less allowance for doubtful accounts                                    (4,200)
                                                                                   ----------
                                                                                   $  239,880
                                                                                   ==========


5.   Inventories:

     Inventories at June 30, 2003 consist of:

               Finished goods                                                      $   29,983
               Raw materials                                                           58,066
               Supplies                                                                92,941
                                                                                   ----------
                                                                                   $  180,990
                                                                                   ==========

6.   Property and equipment:

               Baking equipment                                                    $1,349,326
               Furniture and fixtures                                                  97,978
               Leasehold improvements                                                 180,422
                                                                                   ----------
                                                                                    1,627,726
               Less:  Accumulated depreciation
                       and amortization                                             1,338,416
                                                                                   ----------

                                                                                   $  289,310
                                                                                   ==========


     Depreciation expense charged to operations was $40,245 and $62,606 in 2003 and 2002, respectively.

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


7.   Intangible assets:

     Tradename rights are being amortized on the straight-line basis over a fifteen year term. Amortization expense for the six months ended June 30, 2003 was $3,000.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002



8.   Commitments and contingencies:

     The Company is obligated under a triple net lease for use of 29,362 square feet of office and plant space in New Jersey with the lease expiring in December 31, 2004.

     The minimum future rentals on the baking facility is as follows:

                                                          FACILITY

                        June 30, 2004                     $200,000
                        June 30, 2005                      100,000
                                                          --------

                                                          $300,000
                                                          ========


     Rent expense for all operating leases amounted to $131,127 in 2003 and $108,145 in 2002.




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

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002





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

     Reconciliation of shares used in computation of earnings per share:

                                                               2003                 2002
                                                               ----                 ----
               Weighted average of shares actually
                 outstanding                                 5,446,750            5,121,750
                                                             ---------            ---------
               Common stock purchase warrants
               Primary and fully diluted weighted
                 average common shares outstanding           5,446,750            5,121,750
                                                             =========            =========


11.  Discontinued operations:

     In 1998, the Company adopted a formal plan to close WGJ Desserts and Cafes, Inc., its New York manufacturing facility, which was done in July of 1998 and to dispose of its one remaining retail store, which was accomplished in November 1998.

     Total liabilities, less assets to be disposed of, of WGJ Desserts, Inc. consisted of the following as of June 30, 2003:

           Liabilities:
            Accounts payable                                 $112,462
            Accrued expenses                                   21,803
                                                             --------
                                                              134,265

           Assets                                                   0
                                                             --------

               Net liabilities                               $134,265
                                                             ========


     Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the six months ended June 30, 2003 and 2002 is as follows:

                                                              2003           2002
                                                              ----           ----

           Operating expenses                               $      0        $    0
                                                            --------        ------
           Loss from operations                                    0             0
           Interest income                                         0         1,314
                                                            --------        ------

           Income from discontinued operations              $      0         1,314
                                                            ========        ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

A.   General

        The process of refining operations and implementing financial and manufacturing controls continues to be a major priority of management. Emphasis has been placed in ensuring accurate reporting of financial data and reducing manufacturing costs.

        Sales revenues have increased in the first two quarters of 2003 as compared the same period for 2002. However, increases in ingredient and packaging costs have caused a significant increase in the cost of goods sold, as compared to 2002.

        Increased orders and interest from international buyers for cheesecake and other items are promising. Co-packing opportunities continue to be developed. Mini Cakes, Cheesecake, and pre-portioned gourmet desserts are the categories which represent the most potential for sales growth. In addition, the company is exploring marketing several niche health food items. This includes but is not limited to low carbohydrate desserts. Marketing efforts continue to target both food service and retail distributors to carry our product lines.

        A proposed new building lease has been agreed to in principle. This will result in annual savings of over $ 70,000.

        At December 31, 2002 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $8,680,450 which can be used to reduce the tax on income up to that amount through the year 2019.


B.   Results of Operations

        The Company's consolidated revenues from continuing operations aggregated $ 851,279 and $836,234 for the quarters ended June 30, 2003 and 2002 respectively, an increase of 1.8%. The cost of goods sold was $ 725,532 and $620,365 respectively, an increase of 17%. Operating expenses were $ 203,554 and $232,496 (as adjusted) respectively, a decrease of 12%. Interest expense was $2,283 and $0 respectively, an increase of 100%. During the quarter ended June 30, 2002, the Company was forgiven a debt of $40,000. No debts have been forgiven as of June 30, 2003. As a result, the (loss) income from continuing operations before other income (expense) was $(80,090) and $ 23,373 respectively, a decrease of 442%. The net (loss) income from continuing operations for the quarter was $(80,090) and $ 23,823 respectively.



SEGMENT INFORMATION: Not applicable since retail operations were discontinued.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

       Since its inception, the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

       As of June 30, 2003, the Company had a negative working capital from continuing operations of $295,978 as compared to a negative working capital of $ 79,657 at June 30, 2002.

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


Date: August 13, 2003

/s/ Ron Schutte
---------------
Ron Schutte
Chairman and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2003.

CREATIVE BAKERIES, INC.

By: /s/Ron Schutte
   ----------------------
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 30, 2003.


Signatures                                                Title
                                                          -----
/s/Ron Schutte                                            President, Chief Executive Officer/Director
-------------------------------------------------
Ron Schutte


/s/ Vincent Bucchimuzzo                                   Director
-------------------------------------------------
Vincent Bucchimuzzo


/s/ Richard Fechtor                                       Director
-------------------------------------------------
Richard Fechtor


-------------------------------------------------


/s/ Anthony Merante                                       Director
-------------------------------------------------
Anthony Merante


/s/Karen Brenner                                          Director
-------------------------------------------------
Karen Brenner


/s/Mel Foti                                               Director
-------------------------------------------------
Mel Foti