Form 10QSB
period 2003-09-30
CREATIVE BAKERIES INC
filed 2003-11-17
CIK 949721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                   (X) Quarterly Report Pursuant To Section 13
                       or 15(d) of the Securities Exchange Act
                                     of 1934


                For the Quarterly Period Ended September 30, 2003
                                       or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1939

               For the transition period from to
                                                 --------    -------

                         Commission File Number 1-13984

                             CREATIVE BAKERIES, INC.
             (Exact name of Registrant as specified in its Charter)


      New York                               13-3832215
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

20 Passaic Avenue, Fairfield, NJ             07004
(Address of principal executive offices)     (Zip Code)


(Former Address)                             (Zip Code)

                                 (973) 808-9292
     (Registrant's telephone number, including area code)

Former name:  William Greenberg Jr. Desserts and Cafes, Inc.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    NO  [ ]

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at September 30, 2003
----------------                             ---------------------------------
Common Stock, par value $0.001
per share                                                  5,496,750

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                      INDEX



PART I. FINANCIAL INFORMATION

        Item 1.  Condensed consolidated financial statements:

                 Balance sheet as of September 30, 2003                F-2

                 Statement of operations for the nine and
                 three months ended September 30, 2003 and 2002        F-3

                 Statement of cash flows for the nine months
                 ended September 30, 2003 and 2002                     F-4

                 Notes to condensed consolidated financial
                 statements                                            F-5 - F-8


        Item 2.  Management's discussion and analysis of
                 financial condition

        Item 3.  Controls and Procedures


PART II. OTHER INFORMATION


SIGNATURES


CERTIFICATIONS

PART I. FINANCIAL INFORMATION

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2003



                                     ASSETS
Current assets:
  Cash and cash equivalents                                    $     4,333
  Accounts receivable, less allowance for
   doubtful accounts of $4,200                                     285,914
  Inventories                                                      182,087
  Prepaid expenses                                                  41,335
                                                               -----------
    Total current assets                                           513,669
                                                               -----------
Property and equipment, net                                        269,186
                                                               -----------

Other assets:
  Goodwill                                                          42,981
  Tradename, net of amortization                                    80,625
  Security deposits                                                  4,714
                                                               -----------
                                                                   128,320
                                                               -----------
                                                               $   911,175
                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $   505,492
  Accrued expenses                                                  98,369
  Loan payable                                                      50,124
  Officer loans                                                    232,563
                                                               -----------
    Total current liabilities                                      886,548
                                                               -----------
Other liabilities:
  Deferred rent                                                      1,380
                                                               -----------
Stockholders' equity:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,496,750 shares                   5,497
  Additional paid in capital                                    11,351,042
  Deficit                                                      (11,333,292)
                                                               -----------
                                                                    23,247
                                                               -----------
                                                               $   911,175
                                                               ===========

                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                             Nine Months                          Three Months
                                                            Ended Sept 30                        Ended Sept 30,
                                                       2003               2002               2003               2002
                                                       ----               ----               ----               ----
Net sales                                        $2,222,256         $2,264,168          $ 742,941          $ 808,512

Cost of sales                                     1,958,231          1,985,106            731,908            778,290
                                                 ----------         ----------          ---------          ---------

Gross profit                                        264,025            279,062             11,033             30,222
                                                 ----------         ----------          ---------          ---------

Selling, general and
 administrative expenses                            560,344            570,744            153,354            182,996
Cancellation of
 indebtedness                                   (    57,978)       (    40,000)        (   57,978)
Interest expense                                      6,860              1,074              3,037              1,074
                                                 ----------         ----------          ---------          ---------
                                                    509,226            531,818             98,413            184,070
                                                 ----------         ----------          ---------          ---------
Loss from continuing
 operations                                     (   245,201)       (   252,756)        (   87,380)        (  153,848)

Income from discontinued
 operations                                         134,265              1,756            134,265                442
                                                 ----------         ----------          ---------          ---------

Net income (loss)                               ($  110,936)       ($  251,000)         $  46,885         ($ 153,406)
                                                 ==========         ==========          =========          =========

Earnings per common share:
 Primary and fully diluted:
  Loss from continuing
   operations                                   ($     0.04)       ($     0.05)        ($   0.01)         ($    0.03)
  Discontinued operations                              0.02               0.00              0.02                0.00
                                                 ----------         ----------          --------           ---------

  Net income (loss) per
   common share                                 ($     0.02)       ($     0.05)         $    0.01         ($    0.03)
                                                 ==========         ==========          =========          =========

Weighted average number of
 common shares outstanding                        5,449,680          5,313,155          5,455,446          5,446,750
                                                 ==========         ==========          =========          =========


                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                          2003               2002
                                                                                          ----               ----
Operating activities:
  Loss from continuing operations                                                    ($245,201)         ($252,756)
  Adjustments to reconcile loss from
   continuing operations to cash used in
   continuing operations:
     Depreciation and amortization                                                      64,869             95,465
     Common stock issued for services                                                    5,000              6,250
     Bad debt                                                                                               4,270
     Cancellation of indebtedness                                                    (  57,978)         (  40,000)
   Changes in other operating assets and liabilities from continuing operations:
      Accounts receivable                                                            ( 100,637)         (     115)
      Inventory                                                                          8,858          (  48,112)
      Prepaid expenses                                                                  22,433             35,399
      Accounts payable                                                                  45,669             70,899
      Accrued expenses                                                                  28,720          (  70,312)
      Deferred rent                                                                  (  13,242)         (  16,450)
                                                                                      --------           --------

      Net cash used in continuing operations                                         ( 241,509)         ( 215,462)
      Net cash provided by discontinued
         operations                                                                                        34,000
                                                                                      --------           --------

      Net cash used in operating activities                                          ( 241,509)         ( 181,462)
                                                                                      --------           --------

Investing activities:
  Purchase of property and equipment                                                                    (  58,000)
                                                                                                         --------

      Net cash used in investing activities                                                             (  58,000)
                                                                                                         --------

Financing activities:
  Proceeds from officers loans                                                         144,563             48,000
  Proceeds from loan payable                                                            50,124             45,000
  Payment of loan payable                                                                               (   5,000)
                                                                                      --------           --------

      Net cash provided by financing activities                                        194,687            118,846
                                                                                      --------           --------

Net decrease in cash and cash equivalents                                            (  46,822)         ( 120,616)

Cash and cash equivalents, beginning of period                                          51,155            121,616
                                                                                      --------           --------

Cash and cash equivalents, end of period                                              $  4,333           $  1,000
                                                                                      ========           ========

Supplemental disclosures:
  Cash paid during the year for:
    Interest:
     Continuing operations                                                            $                  $  6,749
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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


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

        The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At September 30, 2003, the Company had no uninsured cash balances.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



4.    Accounts receivable:

      Following is a summary of receivables at September 30, 2003:

           Trade accounts                                           $  290,114
           Less allowance for doubtful accounts                    (     4,200)
                                                                    ----------

                                                                    $  285,914

5.    Inventories:

      Inventories at September 30, 2003 consist of:

           Finished goods                                           $   32,675
           Raw materials                                                79,882
           Supplies                                                     58,530
           Work in process                                              11,000
                                                                    ----------

                                                                    $  182,087

6.    Property and equipment:

      The following is a summary of property and equipment at September 30, 2003.

           Baking equipment                                         $1,349,326
           Furniture and fixtures                                       97,978
           Leasehold improvements                                      180,422
                                                                    ----------
                                                                     1,627,726
           Less:  Accumulated depreciation
                   and amortization                                  1,358,540
                                                                    ----------
                                                                    $  269,186

      Depreciation expense charged to operations was $60,369 and $92,465 in 2003 and 2002, respectively.

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


7.    Intangible assets:

      Tradename rights are being amortised on the straight-line basis over a fifteen year term. Amortization expense for the nine-month period ended September 30, 2003 amounted to $4,500.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



 8.     Loan payable:

        During the quarter a member of the Board of Directors made a loan to the Company in the amount of $50,124. The loan carries an interest rate of 8.25% and is due on demand.


 9.     Cancellation of indebtedness:

        As described in Note 11, the Company amended its lease for office and plant facilities effective September 1, 2003. As a result of the reduction in rent expense, the Company recognized cancellation of indebtedness income of $57,978 on the remaining deferred rent under the old lease.


10.     Common stock:

        During the quarter ended September 30, 2003, the Company issued 50,000 shares of its common stock for legal services. The shares were valued at the fair market value of the services performed which amounted to $5,000 which approximated the quoted stock price at the time of issuance.


11.     Commitments and contingencies:

        The Company entered into an amendment under a net lease for its office and plant facility in New Jersey. The terms call for a 2,000 square foot reduction in rental space and a reduction in current annual rent from $200,000 to first year rent of $136,800. The amendment also shifts responsibility for snow removal and landscaping from the lessee to the lessor. The rental amounts under the lease amendment commence September 1, 2003 and expire August 31, 2008. The minimum future rentals on the facility over the next five years are as follows:

           September 30, 2004                                 $137,400
           September 30, 2005                                  145,000
           September 30, 2006                                  156,500
           September 30, 2007                                  162,500
           September 30, 2008                                  154,000
                                                              --------

                                                              $755,400
                                                              ========

        Rental expense for all operating leases amounted to $164,795 in 2003 and $155,001 in 2002.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


12.     Income taxes:

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

        Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss. The Company has made no provision for a deferred tax asset due to the net operating los carryforward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely than not to be realized.

        The Company has a loss carryforward of $8,866,748 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2020.

13.     Earnings per share:

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

        Reconciliation of shares used in computation of earnings per share:

                                                         2003           2002
                                                         ----           ----

        Weighted average of shares actually
          outstanding                                 5,449,680       5,313,155
                                                      ---------       ---------
        Common stock purchase warrants
        Primary and fully diluted weighted
          average common shares outstanding           5,449,680       5,313,155
                                                      =========       =========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

14.     Subsequent events:

        In October 2003, the Company entered into a loan agreement in the amount of $250,000 bearing interest at 13% per annum. The entire loan principal is due in one lump sum on August 31, 2004. Interest payments are due on December 31, 2003, March 31, June 30 and August 31, 2004. The loan may be prepaid by 25% of the principal amount on each interest due date with no penalty. However, if the loan is prepaid in full, interest calculated to the date of prepayment plus fifty percent of the interest that would have been due had the loan not been prepaid is payable. The loan is secured by the assets of the Corporation and the personal guarantee of the chief executive officer of the Company.


15.     Discontinued operations:

        In 1998, the Company adopted a formal plan to close WGJ Desserts and Cafes, Inc., its New York manufacturing facility, which was done in July of 1998 and to dispose of its one remaining retail store, which was accomplished in November 1998. As of September 30, 2003, the discontinued operation had no assets or liabilities. The cancellation of indebtedness income is a result of the write-off of certain accrued liabilities.

        Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the nine months ended September 30, 2003 and 2002 is as follows:

                                                        2003           2002
                                                        ----           ----

         Operating expenses                         $      0         $    0
                                                    --------         ------
         Loss from operations                              0              0
         Interest income                                   0          1,756
         Cancellation of indebtedness                134,265              0
                                                    --------         ------

         Income from discontinued operations        $134,265         $1,756
                                                    ========         ======

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management continues to emphasize the importance of refining operations and implementing financial and manufacturing controls. Special attention has been placed in ensuring accurate reporting of financial data and reducing manufacturing and administrative costs.

Sales revenue is slightly off from prior year comparative period. It is significant to note that $ 332,233 of revenue from 2002 was from items discontinued and customers no longer in business during 2003. Therefore, revenue was replaced with new customers purchasing cheesecake and individual portioned items. Increases in ingredient and packaging costs have caused a significant rise in the cost of goods sold, as compared to 2002.

Increased orders and interest from international buyers for cheesecake and other items have resulted in an additional Japanese distributor. Co-packing opportunities continue to be developed. Mini Cakes, Cheesecake, and pre-portioned gourmet desserts are the categories which represent the most potential for sales growth. In addition, the company is exploring marketing several niche health food items. This includes but is not limited to low carbohydrate desserts. Marketing efforts continue to target both food service and retail distributors to carry our product lines.

An amended building lease has been executed. The term is for five years. This will result in annual savings of over $ 70,000.

At December 31, 2002 to the extent the Company may have taxable income in future periods, there is available a net operating loss for federal income tax purposes of approximately $8,680,450 which can be used to reduce the tax on income up to that amount through the year 2019.

RESULTS OF OPERATIONS

      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

         The Company had consolidated net sales of $742,941 and $808,512 for the three months ended September 30, 2003 and 2002 respectively, a decrease of $65,571, or 8.1%. Consolidated net sales for the nine months ended September 30, 2003 and 2002 were $2,222,264 and $2,264,168 respectively, a decrease of $41,912, or 1.8%. The decrease in sales are a result of discontinued items and the loss of a customer who went out of business.

          The cost of sales were $731,908 and $696,008 and $1,958,231 and $1,985,106 for the three and nine months ended September 30, 2003 and 2002 respectively, a decrease of $46,382 (5.9%) and $26,875 (1.3%) respectively. The reduction was a direct result of the decreased sales. The gross profit percentages for the three and nine months ended September 30 average 88.9% and 97.4% respectively. The inability to purchase ingredients efficiently, due to poor cash flow, and the slow summer season, were the leading contributors to these statistics.

          Selling, general and administrative expenses however, totaled $153,354 and $182,996 for the three months ended September 30, 2003 and 2002 and $560,344 and $570,744 for the nine months ended September 30, 2003 and 2002 respectively. This was a decrease of $29,642 (16.1%) and $10,400 (1.8%) respectively. This was a result of managements continuing effort to reduce controllable costs.

         The company had a cancellation of debt in the three months ended September 30, 2003 of $57,978, which was a result of renegotiating its current warehouse lease. The write-off was for an accumulated rent straight-lining liability. The $40,000 nine-month ending September 30, 2002 cancellation of debt was the result of the reduction of an amount due to a vendor in a prior three-month period.

         Interest expense was $3,037 and $1,074 for the three-months ended September 30, 2003 and 2002 respectively, an increase of $1963 or 183%. The increase of $5,786 or 539% to $6860 from $1074 for the nine months ended September 30, 2003 and September 30, 2002 were due to additional loans from the Chairman and Chief Executive Officer.

         Income from discontinued operations consists of write-offs of accounts payable from the former William Greenberg Cafe operation. Management has determined that these liabilities have extended past the statute of limitation period.

SEGMENT INFORMATION

          Not applicable since retail operations were discontinued.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

         As of September 30, 2003, the Company had a negative working capital from continuing operations of approximately $372,879 as compared to a negative working capital of $200,131 at September 30, 2002.

         Although the Company has previously been successful in obtaining sufficient capital funds through issuance of common stock and warrants, there can be no assurance that the Company will be able to do so in the future.

RISK FACTORS

         The Following information sets forth facts that could cause our actual results to differ materially from those contained in forward looking statements we have made in this quarterly report and those we may make from time to time.

         If We Are Unable to Obtain Additional Funds, We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

         Management believes that profitable operations are essential for the Company to become viable. The present business plan contemplates profitable operations will be achieved. However, in the event that profitable operations are not achieved, our present financial resources should allow us to continue operations through June 30, 2004. If additional financing is required and not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels or at all. We are engaged in seeking additional financing and we continue to impose actions designed to minimize our operating loses. We would consider strategic opportunities, including investment in the Company, a merger or other acceptable transactions, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurances that additional capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional financing or to arrange a suitable strategic opportunity, our business will be placed in significant financial jeopardy.

         Our Independent Auditors have Stated that Our Recurring Losses from Operations and Our Accumulated Deficit Raise Substantial Doubt About Our Ability to Continue as a Going Concern.

         The report of our independent Certified Public Accounts dated March 6, 2003 for the December 31, 2002 consolidated financial statements contained an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

Our Financial Condition Has Adversely Affected Our Ability to Pay Suppliers on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations Necessary to Continue Shipment and Sales of Our Products.

         As of September 30, 2003 our accounts payable totaled $503,492 of which $120,998 were over sixty (60) days old. While we have negotiated payment plans with our major suppliers and vendors whereby we pay C.O.D. with a nominal pay down of any past due amounts, there can be no assurances that we will be able to continue these payment plans or obtain the necessary materials and/or ingredients to produce our baked goods. If we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers will be jeopardized and we will be unable to obtain critical supplies and services to maintain and continue to manufacture, ship and to sell our products.

         The Company And the Price Of Our Shares May Be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible For Future Sale.

         All but a very small number of the outstanding shares of our Common Stock are freely tradable. Sales of Common Stock in the public market could materially adversely affect the market price of our Common Stock. Such sales may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms. At our Annual Meeting of Stockholders anticipated to be held early next year, we intend to ask our stockholders to approve an increase in the number of authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares. Based upon current Common Stock outstanding and convertible securities, we may have an insufficient number of authorized common shares. The issuance and registration of additional shares could have a significant adverse effect on the trading price of our Common Stock.

         We Have Not Issued Shares of Common Stock We May be Required to Issue Pursuant to a Warrant.

         Inter-Equity Capital Partners, L.P., is a holder of a warrant for six percent (6%) of the total number of shares of each class of our capital stock outstanding, on a fully diluted basis after giving effect to the exercise of the warrant and all other warrants, options and rights to acquire any shares of our capital stock and the conversion of all the convertible securities (if any) thereto issued by us. Inter-Equity Capital Partners, L.P., exercised its warrant on October 15, 2001 but we have refrained from issuing the underlying shares. In lieu of the shares, we have offered to make cash payments of $10,000. If we cannot agree to a resolution of this matter, we may be required to issue 326,805 shares to Inter Equity Capital Partners, L.P.

         We Have Obtained Secured Financing With the Pledge of All of Our Assets Which Will Have Priority Over Security Interests of Any Holders of Our Preferred Shares.

         We have procured interim financing in the amount of $250,000 from an unaffiliated lender. As part of this financing, we were required to pledge and grant a security interest in all the assets of the Company as a condition precedent. In the event of default, the lender will obtain, in addition to other remedies, the right to all of our assets as well as the right to appoint qualified members to our Board of Directors that would constitute a majority.

         In addition, we have previously procured financing from the following directors: Ronald L. Schutte, the Chief Executive Officer and Chairman of the Board, in the amount of $135,677.77 and Anthony J. Merante, a Director of the Company, in the amount of $50,124.30. We intend to grant security interest to these two directors that will be subordinate to the recent $250,000 financing.

         We Have Incurred Losses in the Past and We Expect To Incur Losses in the Future.

         We have incurred losses in each year since our inception. Our net income after write off of certain old liabilities, for the fiscal year ended December 31, 2002 was $166,227 and our accumulated deficit as of December 31, 2002 was $11,222,356. We expect operating losses to continue through 2003 as we continue our marketing and sales activities and conduct additional development of our products.

                Risks Related to the Market for Our Common Stock

         The Price of Our Common Stock is Subject to Volatility

         Our Common Stock has traded as low as $.04 per share and as high as $.10 per share in the twelve (12) month ended September 30, 2003. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

        o Price and volume fluctuation in the stock market at large which do not relate to our operating performance;

        o    Fluctuation in our operating results;

        o    Concerns about our ability to finance our continuing operations;

        o Financing arrangements which may require the issuance of a significant number of shares in relation to the number shares of our Common Stock currently outstanding;

        o    Fluctuations in market demand and supply of our products.

         Our Common Stock is Currently Traded on the
Over-The-Counter-Bulletin-Board and an Investor's Availability to Trade Our Common Stock May Be Limited by Trading Volume

         The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the month ended September 30, 2003 was approximately 2,652 shares.

                          Risks Related to Our Business

         We are Currently Dependent on a Few Major Customers for a Significant Portion of Our Revenues

We currently record sales from approximately 36 customers. One of these customers accounts for in excess of 10% of our revenues. We intend to establish long-term relationships with our customers and continue to expand our customer base. While we diligently seek to become less dependent on any one customer, it is likely that certain business relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future. The loss of one or more of these significant customers may result in a material adverse effect on our revenues and our ability to become profitable or our ability to continue our business operations.

         We Have Limited Ability to Sell and Market Our Products

         At the current time, we have limited marketing capability as compared with many of our competitors and we do not have a large sales, promotion and marketing budget as we are constrained by our lack of working capital and our ability to raise the necessary cash flow from our business operations to re-invest in our marketing programs. As a result of our limited marketing capabilities, we are forced to rely upon customer referrals and a part-time sales force. Our competitors have direct advertising and sales promotion programs for their products as well as sales and marketing personnel that may have a competitive advantage over us in contacting prospective customers. Our position in the industry is considered minor in comparison to that of our competitors, and while we continue to develop and explore new marketing methods and techniques and programs directed toward foreign customers, our ability to compete at the present time is limited. Our success depends upon the ability to market, penetrate and expand markets and form alliances with distributors. However, there can be no assurances that:

        o    Our direct selling efforts will be effective;

        o    We will obtain an expanded degree of market acceptance;

        o We will be able to successfully form relationships with distributors to market our products.

         We Depend Upon the Marketability of Primary Products

         Frozen cheesecake, pre-portioned desserts and tart shells are our primary products. We may have to cease operations if any of our primary products fails to achieve market acceptance and/or generate significant revenues. Additionally, the marketability of our products is dependent upon customer taste, preference and acceptance, which are variables that may be beyond our ability to control.

         We May Not Be Able to Successfully Develop and Market New Products That We Plan to Introduce

         We plan to develop new baked goods for production. There are numerous developmental issues that may preclude the introduction of these products into commercial sale. If we are unable to establish market acceptance for these products, we may have to abandon them or alter our business plan. Such modifications to our business plan will likely delay achievement of milestones related to revenue increases and achievement of profitability.

         We May Experience Problems in Manufacturing Sufficient Quantities and Commercial Quantities of Our Products

         We may encounter difficulties in the production of our current and any future products due to such reasons as:

        o    Lack of working capital necessary to gain market acceptance;

        o    Limited equipment and resources to produce product;

        o    Quality control and assurance;

        o    Supplies of ingredients; and

        o    Shortages of qualified personnel.

         Any of the foregoing or other difficulties would affect our ability to meet increases in demand should our products gain market acceptance.

         We Claim Certain Proprietary Rights in Connection with the Combination of Ingredients and Manufacture of Our Products

Although we do not possess any patent protection for the formulation and production of our products, we believe that the combination of ingredients and our method of production are unique and important to our ability to produce quality baked goods and desserts. As we do not possess intellectual property protection, there is the risk that we may not be able to prevent a competitor from duplicating our recipes or our methods of production.

         We Use Certain Names that Do Not Have Protection under Federal or State Trademark Laws.

Our use of the names, "Creative Bakeries, Inc.," "Brooklyn Cheesecake Company, Inc." and "Brooklyn Cheesecake and Desserts Company," under which Creative Bakeries conducts business and has established goodwill may be subject to legal challenge since there are other businesses operating under similar names and we have not registered trademarks for these names with either federal or state agencies. In addition, we utilize packaging with depictions of the Brooklyn Bridge in designed or stylized formats in conjunction with the names, "Brooklyn Cheesecake Company, Inc." and "Brooklyn Cheesecake and Deserts Company," which have not been registered with either federal or state agencies. In that we do not possess registered trademarks for our trade names or trade dress, we may face opposition to our usage of same that may require us to discontinue usage of certain trade names or packaging, which in turn will require us to re-establish goodwill associated with our product names and packaging. We are seeking trademark registrations with the United States Patent and Trademark Office but there can be no assurances that we will be successful in obtaining a registered mark.

         Attraction and Retention of Key Personnel

         Our future success depends in significant part on the continued services of key sales and senior management personnel. The loss of Ronald L. Schutte, our Chairman and Chief Executive Officer, or other key employees could have a material adverse affect on our business, results of operations and financial condition. There can be no assurances that we can attract, assimilate or retain other highly qualified personnel in the future.

         We Do Not Have a Current Contract with Our Chairman and Chief Executive Officer

         Our Chairman and Chief Executive Officer, Ronald L. Schutte, is instrumental in the day-to-day operations and long-range success of our Company. In the event Mr. Schutte is unable to perform his job or is unwilling to, we will face an immediate void in the management of our Company that may be difficult and/or impossible to fill in a timely manner. Additionally, we do not currently have an employment agreement with Mr. Schutte and as such there are no restrictions on either the Company or Mr. Schutte ending his employment at any time.

         We have Limited Product Liability Insurance Due to the High Cost of
Same

         We manufacture, market and sell baked goods and dessert products. In the event our products are tainted/spoiled or cause illness in consumers, we may face potential claims. Due to the high cost of product liability insurance, we only maintain insurance coverage of $2,000,000 to protect against claims associated with the consumption of our product. Any claim against us, whether or not successful, may result in our expenditure of substantial funds and litigation. Further, any claims may require management's time and use of our resources and may have a materially adverse impact on us.

         Geographic Concentration in New York City Tri-State Area

Most of Creative Bakeries' retail and institutional/wholesale customers are located in the New York City metropolitan area. Adverse changes in economic conditions in the New York City metropolitan area are more likely to affect the Company's business, financial condition and results of operations than if its operations were spread over a larger market area.

         Government Regulation:  Maintenance of Licenses and Certification

Creative Bakeries is subject to numerous state regulations relating to the preparation and sale of food. It is also subject to federal and state laws governing the Company's relationship with employees, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements. The failure to obtain or retain the required food licenses or to be in compliance with applicable governmental regulations, or any increase in the minimum wage rate, employee benefits costs (including costs associated with mandated health insurance coverage) or other costs associated with employees, could adversely affect our business, financial condition or results of operations. In addition, the Company's products are certified as kosher by independent entities. We believe that we will continue to meet the kosher certification requirements. However, the failure to retain or obtain such certification in the future could have a material adverse effect on our business, financial condition or results of operations.

         Continuing Changes in Food Service Industry

The results of operations of food service businesses are affected by, among other things, changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing units. Multi-unit food service companies also can be substantially adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating difficulties stemming from one unit or a limited number of units, or health concerns as to particular types of food or methods of preparing food. There can be no assurance that the Company will be able to maintain the quality of its food products. In addition, dependence on frequent deliveries of fresh ingredients also subjects food service businesses, such as Creative Bakeries, to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients.

         Competition

The baking industry is a highly competitive and highly fragmented industry. Creative Bakeries competes with national, regional and local bakeries as well as supermarket chains that have in-store bakeries. Many of these competitors are larger; more established and have greater financial and other resources than we do. Competition in both the retail and institutional/wholesale baking industry is based on product quality, brand name loyalty, price and customer service. Competitors with significant economic resources in the baking industry could, at any time, enter the wholesale or retail bakery/cafe business.

         Quarterly Fluctuations; Seasonality; Possible Volatility of Stock Price

Creative Bakeries' operating results may be subject to seasonal fluctuations, especially during the Thanksgiving, Christmas, Chanukah, Easter and Passover seasons. Such variations could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock markets in the United States have, from time to time, experience significant price and volume fluctuations that are unrelated or disproportionate to the operating performance of individual companies. Such fluctuations may adversely affect the price of the Company's Common Stock.

         Possible Adverse Effect of Issuance of Preferred Stock

Creative Bakeries' Restated Certificate of Incorporation authorizes the issuance of 2,000,000 shares of Preferred Stock, with designations, rights and preferences as determined from time to time by the Board of Directors. As a result of the foregoing, the Board of Directors can issue, without further shareholder approval, Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock could, under certain circumstances, discourage, delay or prevent a change in control of the Company.

ITEM 3. CONTROLS AND PROCEDURES

    As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2003.

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.



PART II - OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

              31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


              32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (b)Report on Form 8-K:

                    None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 2003.

CREATIVE BAKERIES, INC.

By: /s/Ron Schutte
------------------------------
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 30, 2003.

Signatures                                   Title
----------                                   -----

/s/Ron Schutte                      President, Chief Executive Officer/Director
---------------------------
Ron Schutte


/s/ Vincent Bocchimuzzo             Director
---------------------------
Vincent Bucchimuzzo


/s/ Richard Fechtor                 Director
---------------------------
Richard Fechtor


/s/ Anthony Merante                 Director
---------------------------
Anthony Merante


/s/Karen Brenner                    Director
---------------------------
Karen Brenner


/s/Mel Foti                         Director
---------------------------
Mel Foti