Form 10KSB/A
period 2002-12-31
CREATIVE BAKERIES INC
filed 2003-11-26
CIK 949721

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A No.2

                  Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934.

                  For the fiscal year ended: December 31, 2002

                         Commission File Number: 0-13984

                             Creative Bakeries, Inc.
                 (Name of Small Business Issuer in Its Charter)

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

                                                           Name of Each Exchange
        Title of Each Class on Which Registered
        Common Stock, $.001 per share                        NASDAQ

      Securities registered under Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for its most recent fiscal year was $3,318,088. As of December 31, 2002 there were 5,446,750 shares of Company's Common Stock, par value $.001 per share, outstanding. The aggregate market value of the voting stock of the issuer on December 31, 2002 was approximately 218,000.

         Transitional Small Business Disclosure Format (check one):Yes  No X
                                                                      --  ---

                             CREATIVE BAKERIES, INC.
                               FORM 10-KSB/A No.2
                          YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS


                                     PART I
                                                                       Page
Item 1.  Business                                                        3

Item 2.  Property                                                        5

Item 3.  Legal Proceedings                                               5

Item 4.  Submission of Matters to a vote of Security Holders             5

                            PART II

Item 5.  Market for Common Equity and Related Stockholder
         Matters                                                         6

Item 6.  Selected Financial Data                                         6

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Plan of Operations                                6

Item 8.  Financial Statements                                            8

Item 9.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure                            22

                           PART III


Item 10. Directors and Executive Officers of the Registrant             22

Item 11. Executive Compensation                                         23

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                     24

Item 13. Certain Relationships and Related Transactions                 25

Item 14. Controls and Procedures                                        26

Item 15. Reports on Form 8-K and Exhibits                               26


         SIGNATURES                                                     29


         CERTIFICATIONS                                                 30

                                     PART I

ITEM 1. BUSINESS

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

Period                                                        High      Low
--------------------------------------------------------------------

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

ITEM 6. SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS


GENERAL

Management continues to refine operations and implement controls. Special emphasis has been placed in ensuring accurate reporting of financial data.

Increasing sales revenues is the most pressing issue. However, funds for marketing and equipment acquisitions are scarce. The company has a negative cash flow of $ 70,461 for the year ending December 31, 2002.

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




RESULTS OF OPERATIONS

The Company's consolidated revenues from continuing operations aggregated $3,318,088 and $3,770,507 for the year-ended December 31, 2002 and 2001 respectively, a decrease of 12%. Sales decreased due to the sale of the batter business in 2001. The cost of goods sold were $2,893,226 and $3,279,919 respectively, a decrease of 11.8%. Cost of goods sold went down, due to a drop in sales. Selling, general and administrative expenses were $636,302 and $767,338 respectively, a decrease of 17%. The decrease was a result of aggressive cost cutting and product streamlining.

During 2001, the company wrote-off $670,995 of goodwill relating to its declining batter business, which was sold in December 2001. The company also recognized a $100,000 gain from that sale of the batter assets in 2001. A $48,711 settlement of accounts payable also occurred in 2001. There were no adjustments of this nature in 2002.

Interest expense decreased in 2002 to $2055 from $7492, a decrease of 265%. This expense includes various bank charges. During 2002, management effectively maintained its cash accounts and substantially reduced these fees. The result of not having the 2001 items repeat in 2002 created a loss from continuing operations of $213,495 in 2002 down from $805,526 in 2001, a decrease of $277%.

Income from discontinued operations increased to $379,722 in 2002 from $18,937 in 2001, an increase of 1905%. The increase was a result of the write off of old accounts payable related to the WGJ Desserts operation sold in 1998.

The aggregate of these adjustments amounted to net income in 2002 of $166,227 and a loss of $787,589 in 2001, a decrease of 574%.


SEGMENT INFORMATION

Not applicable since retail operations were discontinued.


LIQUIDITY AND CAPITAL RESOURCES


Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

As of December 31, 2002, the Company had a negative working capital of $126,326 as compared to a negative working capital of $20,247 at December 31,2001.

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






ITEM 8. FINANCIAL STATEMENTS



    Report of Zeller Weiss & Kahn, LLP, Independent Auditors

  Consolidated balance sheet

  Consolidated statement of operations

  Consolidated statement of stockholders' equity

  Consolidated statement of cash flows

    Notes to consolidated financial statements
























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

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from continuing operations for the years ended December 31, 2002 and 2001 and as of December 31, 2002 has a working capital deficiency in the amount of $126,326, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in the notes to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            ZELLER WEISS & KAHN, LLP

March 6, 2003
Mountainside, New Jersey




                                               CREATIVE BAKERIES, INC.
                                   CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2002


                                                       ASSETS

Current assets:
  Cash and cash equivalents                                                                           $    51,155
  Accounts receivable, less allowance for doubtful
   accounts of $4,200                                                                                     185,277
  Inventories 190,945
  Prepaid expenses                                                                                         63,768
                                                                                                      -----------

    Total current assets                                                                                  491,145
                                                                                                      -----------

Property and equipment, net                                                                               329,555
                                                                                                      -----------

Other assets:
  Security deposits                                                                                         4,714
  Tradename and licensing agreements,
   net of amortization                                                                                    128,106
                                                                                                      -----------

                                                                                                          132,820

                                                                                                      $   953,520

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                    $   459,823
  Accrued expenses                                                                                         67,593
  Notes payable, officer                                                                                   90,055
                                                                                                      -----------

    Total current liabilities                                                                             617,471
                                                                                                      -----------

Other liabilities:
  Deferred rent                                                                                            72,600
  Net liabilities of discontinued operations
   less assets to be disposed of                                                                          134,265
                                                                                                      -----------
                                                                                                          206,865

Stockholders' equity:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,446,750 shares                                                          5,447
  Additional paid in capital                                                                           11,346,093
  Deficit  ( 11,222,356)

    Total stockholders' equity                                                                            129,184
                                                                                                      -----------

                                                                                                      $   953,520

                 See notes to consolidated financial statements.

                                               CREATIVE BAKERIES, INC.
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                       YEARS ENDED DECEMBER 31, 2002 AND 2001





                                                                                         2002               2001
                                                                                         ----               ----

Net sales                                                                          $3,318,088         $3,770,507

Cost of sales                                                                       2,893,226          3,279,919
                                                                                   ----------         ----------

Gross profit                                                                          424,862            490,588
                                                                                   ----------         ----------

Selling, general and administrative expenses                                          636,302            767,338

Loss on impairment of goodwill                                                                           670,995

Gain from sale of disposition of assets                                                              (   100,000)

Cancellation of certain liabilities                                                                  (    48,711)

Interest expense, net                                                                   2,055              7,492
                                                                                   ----------         ----------
                                                                                      638,357          1,297,114
                                                                                   ----------         ----------

Loss from continuing operations                                                   (   213,495)       (   806,526)

Discontinued operations:
  Income from operations of New York
   facility                                                                           379,722             18,937
                                                                                   ----------         ----------

Net income (loss)                                                                  $  166,227        ($  787,589)
                                                                                   ==========         ==========

Earnings per common share Basic and fully diluted:
    Continuing operations                                                          ($    0.04)       ($    0.16)
    Discontinued operations                                                        $     0.07        (     0.01)
                                                                                   ----------         ----------

Net income (loss) per share                                                        $     0.03        ($     0.15)
                                                                                   ==========         ==========

    Weighted average number of common
     shares outstanding                                                             5,346,828           5,245,250
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



                                                                            CREATIVE BAKERIES, INC.

                                                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    YEARS ENDED DECEMBER 31, 2002 AND 2001






                                                              Common stock

                                                   Number                   Additional                                    Total
                                                     of                      Paid in        Accumulated      Treasury  Stockholders'
                                                   Shares     Amount         Capital          Deficit         Stock       Equity
                                                   ------     ------         -------          -------         -----       ------


Balance at December 31, 2000                     5,245,250    $5,245       $11,364,074     ($10,600,994)    ($119,029)   $649,296

Treasury stock issued for services                                        (     23,544)                        28,544       5,000

Net loss for the year ended December 31, 2001                                           (       787,589)                ( 787,589)
                                               ----------- ---------------------------   -------------- -------------    --------

Balance at December 31, 2001                     5,245,250     5,245        11,340,530     ( 11,388,583)    (  90,485)  ( 133,293)

Treasury stock issued as employee incentives                             (      12,067)                        18,317       6,250

Stock issued in exchange for tradename rights      201,500       202            17,630                         72,168      90,000

Net income for the year ended December 31, 2002                                                 166,227                   166,227
                                               ---------------------------------------- -----------------------------   ---------

Balance at December 31, 2002                     5,446,750    $5,447       $11,346,093     ($11,222,356)($          0)   $129,184
                                                 =========    ======       ===========      ===========  ============    ========









                 See notes to consolidated financial statements.



                                      CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                       YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                     (Unaudited)
                                                                                        2002              2001
                                                                                        ----              ----
Operating activities:
  Loss from continuing operations                                                    ($213,495)        ($806,526)
  Adjustments to reconcile loss from
   continuing operations to cash used in
   continuing operations:
     Depreciation and amortization                                                     136,828           164,001
     Common stock issued for services                                                    6,250             5,000
     Loss on impairment of long-lived asset                                                              670,995
     Forgiveness of debt                                                                               (  48,711)
     Gain on sale of equipment                                                                         ( 100,000)
     Changes in other operating assets and
      liabilities from continuing operations:
        Accounts receivable                                                            115,247            45,257
        Inventory                                                                    (  38,367)           88,548
        Prepaid expenses                                                                   673         (  22,170)
        Security deposits                                                                  250               500
        Accounts payable                                                                38,352         ( 101,609)
        Accrued expenses                                                             ( 170,502)        (  23,393)
        Deferred rent                                                                (  21,933)        (  21,497)
                                                                                      --------          --------
        Net cash used in operating activities                                        ( 146,697)        ( 149,605)
        Net cash provided by discontinued
         operations                                                                      1,020             5,343
                                                                                      --------          --------
        Net cash used in operating activities                                        ( 145,677)        ( 144,262)
                                                                                      --------          --------
Investing activities:
  Proceeds from sale of assets                                                                           147,578
  Purchase of property and equipment                                                 (  85,714)        (   2,500)
                                                                                      --------          --------
        Net cash provided by (used in)
         investing activities                                                        (  85,714)          145,078
        Net cash provided by investing
         activities from discontinued operations                                        70,875            98,750
                                                                                      --------         ---------
        Net cash provided by (used in)
         investing activities                                                        (  14,839)          243,828
                                                                                      --------          --------
Financing activities:
  Proceeds from officers' notes payable                                                 90,055
  Payment of debt                                                                                      ( 107,270)
                                                                                      --------          --------
        Net cash provided by (used in)
         financing activities                                                           90,055         ( 107,270)
                                                                                      --------          --------

Net decrease in cash and cash equivalents                                            (  70,461)        (   7,704)

Cash and cash equivalents, beginning of year                                           121,616           129,320
                                                                                      --------          --------

Cash and cash equivalents, end of year                                                $ 51,155          $121,616
                                                                                      ========          ========

Supplemental disclosures:
  Cash paid during the year for:
    Interest:
     Continuing operations                                                                              $  9,555
                                                                                      ========          ========
     Discontinued operations                                                          $      0          $      0
                                                                                      ========          ========
                 See notes to consolidated financial statements.




        Net liabilities of WGJ Desserts, Inc. consisted of the following as of               December 31, 2002:
                 Liabilities:
                    Accounts payable                                                 $112,462
                    Accrued expenses                                                   21,803
                                                                                     --------
                                                                                      134,265

     Information relating to discontinued operations for WGJ Desserts and Cafes, Inc. for the year ended December 31, 2002 and 2001 is as follows:

                                                                                     2002                    2001
                                                                                     ----                    ----
              Correction of estimated liabilities
               on disposition of assets                                           $ 79,841
              Cancellation of indebtedness to former
               shareholders and certain other
               accounts payable                                                    302,267
              Cancellation of accrued expenses                                   -                        $59,759
              Interest income                                                        1,884                  9,178
                                                                                  --------                -------
                                                                                   383,992                 68,937
              Cancellation on sale of trademark rights                                                   ( 50,000)
              Reduction of note receivable
               upon settlement                                                   (   4,270)
                                                                                  --------                -------
              Income from discontinued operations                                 $379,722                $18,937
                                                                                  ========                =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Information Concerning the Board of Directors and Executive Officers

         The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

----------------------------------------- -------------------------------------------- --------------------------

Name of Director or
Executive Officer,
Held with Company                         For Previous Five Years                      as Director
 ----------------------------------------- -------------------------------------------- --------------------------

Ron Schutte, 46          President and    Chief Executive Officer,                     June 1, 2001
Director                                  Aug. 2000 - May 2001
                                          Brooklyn Cheesecake Company
                                          Apr. 1999 - Jul 2000
                                          Crestwood Consulting
                                          Mar 1997 - Mar 1999
                                          Mother's Kitchen
                                          July 1982 - Feb 1997
                                          Pres,Creative Bakers Inc.
                                          Brooklyn, NY

----------------------------------------- -------------------------------------------- --------------------------

Richard Fechtor, 72                       Founder of and since 1974 Executive Vice     July 11, 1996
Director                                  President of Fechtor, Detwiler & Co.,
                                          Inc., the representative of the
                                          underwriters in the Company's initial
                                          public offering; Director of Vascular
                                          Laboratories since 1989
----------------------------------------- -------------------------------------------- --------------------------

Karen Brenner, 49                         President of Fortuna Advisors, Inc., an      July 1997
Director                                  investment advisory firm in California
                                          1993 to present; founder



Karen Brenner, 49                         and President of Karen Brenner, Registered
Director                                  Investment Advisor, the predecessor to
(continued)                               Fortuna Advisors, Inc., 1984 to 1993;
                                          Managing Partner of F.C. Partners, a
                                          California limited partnership, April
                                          1996 to present; Director on DDL
                                          Electronics, Inc., a publicly held
                                          company, July 1996 to present;
                                          Director of Krug International Corp.,
                                          a publicly held company, July 1996 to
                                          present.

----------------------------------------- -------------------------------------------- --------------------------
Vincent Bucchimuzzo, 49                   Executive for CINN Worldwide                    January 2003
Director                                  Westchester Venture Group
                                          Univest Partners 1982-1995
----------------------------------------- -------------------------------------------- --------------------------

  Anthony Merante, 42                     Certified Public Accountant                    January 2003
  Director
----------------------------------------- -------------------------------------------- --------------------------

  Mel Foti, 50                            VP & Manager Credit & Marketing               January 2003
  Director                                National Bank Of Egypt, NY Branch

----------------------------------------- -------------------------------------------- --------------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

ITEM 11. EXECUTIVE COMPENSATION

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

--------------------------------------- --------- -------------------- ------------------ --------------------------

Name and Principal Position             Year      Salary ($)           Bonus ($)          Other Annual Compensation
         ------------------             ----      ----------           ---------                       ------------
 --------------------------------------- --------- -------------------- ------------------ --------------------------

Ron Schutte, CEO                        2002      $150,000             $0.00              $0.00
--------------------------------------- --------- -------------------- ------------------ --------------------------


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this Amendment to the Annual Report, by:
(i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company;
(iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended; and (iv) all directors and executive officers of the Company as a group (7 persons):


-------------------------------------------------------------------------------
    Name of                         Amount of                 Percent of
  Beneficial Owner               Beneficial Ownership    Beneficial Ownership

-------------------------------------------------------------------------------
       Yona Abrahami(3)                   500,000                    9.53%

-------------------------------------------------------------------------------
       Philip Grabow(4)                   500,000                    9.53%

-------------------------------------------------------------------------------
       Richard Fechtor(5)                 142,933                    2.0%

-------------------------------------------------------------------------------
       Raymond J. McKinstry(6)             50,000
-------------------------------------------------------------------------------

       InterEquity Capital
       Partners, L.P.(7)                  326,805                    7.0%
-------------------------------------------------------------------------------

       Ron Schutte'                       350,000
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
       Executive directors and
       officers as a group              1,819,738


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


The Purchase of the assets of Brooklyn Cheesecake Company Inc.

On March 7, 2002, the assets of the Brooklyn Cheesecake Company was purchased by Creative Bakeries Inc. for 300,000 shares of stock and $ 45,000 in cash. These assets were owned by the current C.E.O. Ron Schutte

ITEM 14. CONTROLS AND PROCEDURES

As of the year end period covered by this Annual Report on Form 10-KSB/A No.2, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2002.

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

ITEM 15. REPORTS ON FORM 8-K AND EXHIBITS


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

CREATIVE BAKERIES, INC.

By: /s/Ron Schutte
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.


 Signatures                                                Title
 -----------                                               -----

/s/Ron Schutte                      President, Chief Executive Officer/Director
 -----------------------------------------------------------------------------

Ron Schutte
 -----------------------------------------------------------------------------
/s/ Vincent Bucchimuzzo                                   Director
 -----------------------------------------------------------------------------
Vincent Bucchimuzzo
 -----------------------------------------------------------------------------

/s/ Richard Fechtor                                       Director
 -----------------------------------------------------------------------------

Richard Fechtor
 -----------------------------------------------------------------------------

 /s/ Anthony Merante                                       Director

 -----------------------------------------------------------------------------
Anthony Merante

 -----------------------------------------------------------------------------

/s/Karen Brenner                                          Director
 -----------------------------------------------------------------------------

Karen Brenner
 -----------------------------------------------------------------------------

/s/Mel Foti                                               Director
 -----------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002


I, Ron Schutte, certify that:

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




Date: May 16, 2003


/s/ Ron Schutte

Ron Schutte
Chairman and Chief Executive Officer