Form 10KSB
period 2003-12-31
CREATIVE BAKERIES INC
filed 2004-04-05
CIK 949721

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                  For the fiscal year ended: December 31, 2003

                         Commission File Number: 0-13984

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
            Title of Each Class                   on Which Registered
        -----------------------------             ---------------------
        Common Stock, $.001 per share                     OTCBB

      Securities registered under Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year was $3,369,742. As of December 31, 2003 there were 5,496,750 shares of Company's Common Stock, par value $.001 per share, outstanding. The aggregate market value of the voting stock of the issuer held by non affiliates on December 31, 2003 was approximately $342,567.

       Transitional Small Business Disclosure Format (check one):Yes__  No _X_

                             CREATIVE BAKERIES, INC.
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS


                                     PART I
                                                                           Page
         Item 1.  Description of Business                                   3

         Item 2.  Description of Property                                   5

         Item 3.  Legal Proceedings                                         5

         Item 4.  Submission of Matters to a vote of Security Holders       5

                                     PART II

         Item 5.  Market for Common Equity and Related Stockholder
                  Matters                                                   5

         Item 6.  Management's Discussion and Analysis of Financial
                  Condition and Plan of Operations                          5

         Item 7.  Financial Statements                                     14

         Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure                      30

         Item 8A. Controls and Procedures                                  30

                                    PART III


         Item 9.  Directors and Executive Officers of the Registrant       30

         Item 10. Executive Compensation                                   32

         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters               32

         Item 12. Certain Relationships and Related Transactions           33

         Item 13. Exhibits and Reports on Form 8-K                         34

         Item 14. Principal Accountant Fees and Services                   36


         SIGNATURES                                                        37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Creative Bakeries, Inc. ("Creative" or the "Company"), offers a broad line of premium quality pastries, cakes, pies, cookies and other assorted desserts which are produced at its baking facility. Such baked goods are marketed and distributed on a wholesale basis to supermarkets, restaurants, and institutional dining facilities.

Creative was incorporated in November 1993. The Company's executive offices are located at 20 Passaic Avenue, Fairfield, NJ 07004 and its telephone number is
(973) 808-8248.

The Company changed the name of its operating subsidiary to Brooklyn Cheesecake and Desserts Company in March 2002.

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

The Company's wholly owned subsidiary Brooklyn Cheesecake and Desserts Company has kosher certification and the Company believes that it can capitalize on the projected growth of this market. The Company believes that its kosher certifications will enable it to better penetrate certain market areas. The Company's products are not kosher for Passover.

CUSTOMERS

The Brooklyn Cheesecake and Desserts Company Subsidiary sells its products through food distributors to hotels, hospitals and institutional feeders such as corporate caters, restaurants, coffee shops etc. The products are also sold retail through food distributors and direct to supermarket distribution centers.

The Company maintained sales from one customer for 16% of total sales for the year. A second customer accounted for 17%.

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

DISTRIBUTION AND MARKETING

The Brooklyn Cheesecake and Desserts Subsidiary bakes all of its products in its 27,362 square foot facility in Fairfield, New Jersey. Although utilization of the facility varies based on seasonal fluctuation, the facility operates on five days a week basis. The Company believes that the Brooklyn Cheesecake and Desserts Company Subsidiary has the capacity to meet future requirements, including those arising out of the consolidation with the Company. The Brooklyn Cheesecake and Desserts Company Subsidiary delivers 90% of its products by common carrier trucks to its institutional/wholesale customers. About 10% of its customers pick up their orders directly at the bakery and utilize their own distribution networks.

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

TRADEMARKS

The JMS Subsidiary has a trademark and design registered with the United States Patent and Trademark office for The Healthy Bakery(R) (US Registration No. 1,644,559). While the Company believes that the trademarks are valid and enforceable, there can be no assurance as to the degree of protection its registered trademarks will afford the Company.

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

EMPLOYEES

As of March 31, 2004, Brooklyn Cheesecake and Desserts Company had approximately 32 full-time employees, of which 30 are employed in production, and 1 in administration and 1 in an executive position. The Brooklyn Cheesecake and Desserts Company Subsidiary does not have a union and the Company believes that the relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

As of March 30, 2004, the Company leases in Fairfield, New Jersey 27,362 square feet for its baking facility and corporate headquarters. The Company has amended its lease extending the term through August 31, 2008. The Company believes that its present facility is well maintained, in good condition and is suitable for the Company to continue to operate and meet its production needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDING

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Over the Counter Bulletin Board under the symbol "CBAK". The following table sets forth the range of quarterly high and low bid prices, as reported during the last two fiscal years.


Period                                                     High     Low
------------------------------------------------------------------------
FISCAL YEAR 2002:
First Quarter                                              .40      .20
Second Quarter                                             .25      .09
Third Quarter                                              .07      .07
Fourth Quarter                                             .04      .04

FISCAL YEAR 2003:
First Quarter                                              .15      .04
Second Quarter                                             .12      .10
Third Quarter                                              .10      .04
Fourth Quarter                                             .12      .06

The number of shareholders of record of the Common Stock on March 17, 2004 was 45 excluding 2,519,578 shares of Common Stock held by Cede & Co. The Company believes that it has in excess of 500 shareholders.

The Company has never paid cash dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The payment of future cash dividends by the Company on its Common Stock is subject to the terms of the $250,000 loan obtained in October 2003, as wells as, the discretion of the Board of Directors and will depend upon the Company's earnings (if any), general financial condition, cash flows, capital requirements and other considerations deemed relevant by the Board of Directors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

GENERAL - Recent Developments

In October of 2003, the Company entered into an amendment to the building lease at 20 Passaic Avenue, Fairfield, NJ. The amended lease will save an estimated $70,000 per annum. Additionally in October 2003, the Company obtained a $250,000 loan. These funds were used to purchase packaging and processing equipment and for working capital.

Management believes that the modest increase in net sales for 2003, as compared to 2002, does not accurately reflect the marketing efforts achieved. As a result of product streamlining, approximately 15% of items sold to customers in 2002 were no longer available in 2003. The estimated $550,000 of replaced sales revenue were from new customers purchasing primarily cheesecake items. The net effect was a slight increase in the gross profit margin.

Branding opportunities for cheesecake and other dessert items packaged under the Brooklyn Cheesecake & Desserts Company label continue to be expanded. Branded products have been sold on television and the internet by ShopNBC. A local Pizza Hut franchise group in New Jersey has featured Brooklyn Cheesecake on their dessert menu displaying the distinctive Brooklyn Cheesecake logo.

Private label opportunities have also been expanded for both cheesecake and individual portioned dessert items. Distribution of cheesecake in Japan has increased. The Company continues to explore markets for niche health food items. This includes low carbohydrate desserts.

Management will continue to refine operations and reduce costs. This includes evaluating items carried over from past financial reports.

At December 31, 2003 to the extent the company may have taxable income in future periods, there is an available net operating loss for federal income tax purposes of approximately $8,417,800, which can be used to reduce the tax on income up to that amount through the year 2021.

BUSINESS STRATEGY

The Company's business strategy is comprised of the following:

       o Institutional/Wholesale: The Company plans to increase its penetration in the institutional/wholesale food market by expanding its marketing efforts to restaurants, hotels and corporate dining facilities and by offering its products to supermarkets on a national basis. The Company plans to expand both its product line and geographic distribution through the following strategies:

       o Expand geographic distribution by acquiring new food distributors in the Connecticut and Philadelphia areas as well as key distributor areas throughout the United States. To do this, the Company intends to appoint food brokers in various states to handle sales on a commission-only basis.

       o Continue to expand the fat-free product line targeting existing customers as well as new customers.

       o Enter into co-packing arrangements whereby the Company would introduce private label products of other bakery operations.

       o Kosher Foods. The Company also is seeking to benefit from the growth of the kosher food industry. According to Prepared Foods, the kosher food industry generated approximately $33 billion in sales in 1994 and has been growing at a rate of approximately 15% per annum. The company's Brooklyn Cheesecake and Desserts
              Subsidiary has a kosher certification and the Company believes that it can benefit from the projected growth of this market.

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

RESULTS OF OPERATIONS

The Company's consolidated revenues from continuing operations aggregated $3,369,742 and $3,318,088 for the years-ended December 31, 2003 and 2002 respectively, an increase of $51,654, or 1.6%. This is in comparison to a decrease of $452,419, or 12%, to $3,318,088 from $3,770,507 for the years-ended December 31, 2002 and 2001 respectively. The increase in 2003 is due to the increase in cheesecake sales. The 2002 decrease is a result of the sale of the batter business in 2001.

The cost of goods sold were $2,904,140 and $2,893,226 for the years-ended December 31, 2003 and 2002 respectively, an increase of $10,914, or 0.4%; as opposed to a decrease of $386,693, or 11.8%, to $2,893,226 from $3,279,919 for the years-ended December 31, 2002 and 2001 respectively. Cost of goods sold increased in 2003, due to an increase in sales. The decrease in 2002 was a direct result of the sale of the batter business.

Selling, general and administrative expenses were $784,253 and $636,302 for the years-ended December 31, 2003 and 2002 respectively, an increase of $147,951, or 18.87%. The increase in 2003 was due in part to additional legal fees. This is in comparison to a decrease of $131,036, or 17%, to $636,302 from $767,338 for the year-ended December 31, 2002 and 2001 respectively. The decrease was a result of aggressive cost cutting and product streamlining.

In 2003, the Company amended its factory lease and as a result recorded income of $57,978 from an adjustment for rent straight-lining.

Interest expense increased in 2003 to $20,206 from $2,055, an increase of $18,151, or 883%, as opposed to a decrease in 2002 to $2055 from $7492, a decrease of $5,437, or 265%. The 2003 increase was a result of increased borrowing. The 2001 expense includes various bank charges. During 2002, management effectively maintained its cash accounts and substantially reduced these fees.

The result of not having the 2001 items: loss on impairment of goodwill, gain from sale of disposition of assets, and cancellation of certain liabilities, repeat in 2002 and 2003 created losses from continuing operations to be less than the loss in 2001. The loss from continuing operations increased in 2003 to $280,879 from $213,945, an increase of $66,934, or 31.3%. This is in comparison to a decrease in 2002 to $213,495 from $806,526 in 2001, a decrease of $593,031, or 73.5%.

Income from discontinued operations were $134,265 and $379,722 for the years-ended December 31, 2003 and 2002 respectively, a decrease of $245,457, or 65%. Whereas, income from discontinued operations increased to $379,722 in 2002 from $18,937 in 2001, an increase of $953,816, or 1905%. Each year's amount was a result of the write off of old accounts payable related to the WGJ Desserts operation sold in 1998. At the end of each period management wrote-off payables for which the statute of limitations had expired.

The aggregate of these adjustments amounted to a net loss in 2003 of $146,614 and net income in 2002 of $166,227, a decrease in income of $312,841, or 188%. This is in comparison to an increase in income of $953,816, or 574%, from ($787,589) in 2001 to $166,227 in 2002.


SEGMENT INFORMATION

Not applicable since retail operations were discontinued.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

As of December 31, 2003, the Company had a negative working capital of $381,077 as compared to a negative working capital of $126,326 at December 31,2002.

During 2003, the Company was able to secure a $250,000 loan from an unrelated party. Additionally, the Company received loans from the chairman and another director totaling $104,000 (see Certain Relationships and Related Transactions). The proceeds of the loans were used to acquire equipment and for working capital.

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

RISK FACTORS

The Following information sets forth facts that could cause our actual results to differ materially from those contained in forward looking statements we have made in this annual report and those we may make from time to time.

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

The reports of our independent Certified Public Accountants dated March 17, 2004 and March 6, 2003 for the December 31, 2003 and 2002 consolidated financial statements, respectively contained an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

Our Financial Condition Has Adversely Affected Our Ability to Pay Suppliers on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations Necessary to Continue Shipment and Sales of Our Products.

As of December 31, 2003 our accounts payable totaled $416,159 of which $47,163 were over sixty (60) days old. While we have negotiated payment plans with our major suppliers and vendors whereby we pay C.O.D. with a nominal pay down of any past due amounts, there can be no assurances that we will be able to continue these payment plans or obtain the necessary materials and/or ingredients to produce our baked goods. If we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers will be jeopardized and we will be unable to obtain critical supplies and services to maintain and continue to manufacture, ship and to sell our products.

The Company And the Price Of Our Shares May Be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible For Future Sale.

All but a very small number of the outstanding shares of our Common Stock are freely tradable. Sales of Common Stock in the public market could materially adversely affect the market price of our Common Stock. Such sales may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms. At our Annual Meeting of Stockholders, we intend to ask our stockholders to approve an increase in the number of authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares. Based upon current Common Stock outstanding and convertible securities, we may have an insufficient number of authorized common shares. The issuance and registration of additional shares could have a significant adverse effect on the trading price of our Common Stock.

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

In addition, we have previously procured financing from the following directors:
Ronald L. Schutte, the Chief Executive Officer and Chairman of the Board, in the amount of $141,217 and Anthony J. Merante, a Director of the Company, in the amount of $47,352. We intend to grant security interest to these two directors that will be subordinate to the recent $250,000 financing.

We Have Incurred Losses in the Past and We Expect To Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss after write off of certain old liabilities, for the fiscal year ended December 31, 2003 was $146,614 and our accumulated deficit as of December 31, 2003 was $11,368,970. We expect operating losses to continue through 2004 as we continue our marketing and sales activities and conduct additional development of our products.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The Price of Our Common Stock is Subject to Volatility

Our Common Stock has traded as low as $.04 per share and as high as $.15 per share in the twelve (12) month ended December 31, 2003. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

Our Common Stock is Currently Traded on the Over-The-Counter-Bulletin-Board and an Investor's Availability to Trade Our Common Stock May Be Limited by Trading Volume

The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2003 was approximately 2,111 shares.

RISKS RELATED TO OUR BUSINESS

We are Currently Dependent on a Few Major Customers for a Significant Portion of Our Revenues

We currently record sales from approximately 36 customers. Two of these customers accounts for in excess of 10% of our revenues. We intend to establish long-term relationships with our customers and continue to expand our customer base. While we diligently seek to become less dependent on any one customer, it is likely that certain business relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future. The loss of one or more of these significant customers may result in a material adverse effect on our revenues and our ability to become profitable or our ability to continue our business operations.

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

ITEM 7. FINANCIAL STATEMENTS


  Report of Zeller Weiss & Kahn, LLP, Independent Auditors                   15

  Consolidated balance sheet                                                 16

  Consolidated statement of operations                                       17

  Consolidated statement of stockholders' equity                             18

  Consolidated statement of cash flows                                       19

  Notes to consolidated financial statements                              20-30

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Creative Bakeries, Inc.

      We have audited the accompanying consolidated balance sheet of Creative Bakeries, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Bakeries, Inc. as of December 31, 2003, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from continuing operations for the years ended December 31, 2003 and 2002 and as of December 31, 2003 has a working capital deficiency in the amount of $493,733, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in the notes to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



ZELLER WEISS & KAHN, LLP
March 17, 2004
Mountainside, New Jersey

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2003

                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $    82,523
  Accounts receivable, less allowance for doubtful
   accounts of $400                                                     174,983
  Inventories 173,519
  Prepaid expenses                                                       66,076

    Total current assets                                                497,101

Property and equipment, net                                             301,015

Other assets:
  Security deposits                                                       4,714
  Loan acquisition costs, net of amortization                            12,798
  Tradename and licensing agreements,
   net of amortization                                                  122,106

                                                                        139,618

                                                                    $   937,734

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Long-term debt, current portion                                   $    28,100
  Notes payable                                                         297,352
  Accounts payable                                                      416,159
  Accrued expenses                                                       87,861
  Notes payable, officer                                                 45,737
  Warrants payable                                                      115,625

    Total current liabilities                                           990,834

Other liabilities:
  Long-term debt, net of current portion                                 69,435
  Deferred rent                                                           5,520
                                                                         74,955
Stockholders' equity (deficiency):
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,496,750 shares                        5,497
  Additional paid in capital                                         11,235,418
  Deficit              ( 11,368,970)

    Total stockholders' equity (deficiency)                            (128,055)

                                                                    $   937,734

                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                          2003          2002
                                                      -----------   -----------

Net sales                                             $ 3,369,742   $ 3,318,088

Cost of sales                                           2,904,140     2,893,226
                                                      -----------   -----------

Gross profit                                              465,602       424,862
                                                      -----------   -----------

Selling, general and administrative expenses              784,253       636,302

Change in estimate of straight-line rent                  (57,978)
Interest expense, net                                      20,206         2,055
                                                      -----------   -----------
                                                          746,481       638,357
                                                      -----------   -----------

Loss from continuing operations                          (280,879)     (213,495)

Discontinued operations:
  Income from operations of New York
   facility                                               134,265       379,722
                                                      -----------   -----------

Net income (loss)                                     ($  146,614)  $   166,227
                                                      ===========   ===========

Earnings per common share Basic and fully diluted:
    Continuing operations                             ($     0.05)  ($     0.04)
    Discontinued operations                                  0.02          0.07
                                                      -----------   -----------
Net income (loss) per share                           ($     0.03)  $      0.03
                                                      ===========   ===========

    Weighted average number of common
     shares outstanding                                 5,461,545     5,346,828
                                                      ===========   ===========




                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002




                                  Common stock
                                  ------------

                                                                                                                          Total
                                                      Number                Additional                                Stockholders'
                                                        of                   Paid in        Accumulated    Treasury      Equity
                                                      Shares     Amount      Capital          Deficit       Stock     (Deficiency)
                                                    ---------   -------    -----------     ------------    ---------  ------------
Balance at December 31, 2001                        5,245,250    $5,245    $11,340,530     ($11,388,583)   ($90,485)    ($133,293)

Treasury stock issued for services                                             (12,067)                      18,317         6,250

Stock issued in exchange for trade name rights        201,500       202         17,630                       72,168        90,000

Net income for the year ended December 31, 2002                                                 166,227                   166,227
                                                    ---------   -------    -----------     ------------    ---------  ------------

Balance at December 31, 2002                        5,446,750     5,447     11,346,093      (11,222,356)   ($     0)      129,184

Stock issued for professional services                 50,000        50          4,950                                      5,000

Reclassification of warrants payable                                          (115,625)                                  (115,625)

Net loss for the year ended December 31, 2003                                                  (146,614)                 (146,614)
                                                    ---------   -------    -----------     ------------    ---------  ------------

Balance at December 31, 2003                        5,496,750    $5,497    $11,235,418     ($11,368,970)   ($_____0)    ($128,055)
                                                    =========   =======    ===========     ============    =========  ============



                See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Unaudited)

                                                                   2003          2002
                                                                ---------     ---------
Operating activities:
  Loss from continuing operations                               ($280,879)    ($213,495)
  Adjustments to reconcile loss from continuing
   operations to cash used in continuing operations:
     Depreciation and amortization                                 91,981       136,828
     Common stock issued for services                               5,000         6,250
     Change in straight-line rent accounting estimate             (57,978)
     Interest on accrued long-term debt                             7,480
    Changes in other operating assets and liabilities
      from continuing operations:
        Accounts receivable                                        10,294       115,247
        Inventory                                                  17,426       (38,367)
        Prepaid expenses                                           (2,308)          673
        Security deposits                                             250
        Accounts payable                                          (43,664)       38,352
        Accrued expenses                                           20,268      (168,447)
        Deferred rent                                              (9,102)      (21,933)
                                                                ---------     ---------
        Cash used in operating activities                        (241,482)     (144,642)
        Cash provided by discontinued
         operations                                                 1,020
                                                                ---------     ---------
        Net cash used in operating activities                    (241,482)     (143,622)
                                                                ---------     ---------
Investing activities:
    Purchase of property and equipment                            (53,282)      (85,714)
        Cash (used in) investing
         activities from continuing operations                    (53,282)      (85,714)
                                                                ---------     ---------
        Cash provided by investing
         activities from discontinued operations                   70,875
                                                                ---------     ---------
        Net cash (used in)
         investing activities                                     (53,282)      (14,839)
                                                                ---------     ---------
Financing activities:
  Proceeds from officers' notes payable                            54,000        88,000
  Proceeds from notes payable                                     300,000
  Payment of officers' note payable                                (8,263)
  Payment of notes payable                                         (2,648)
  Loan acquisition costs                                          (16,957)
                                                                ---------     ---------
        Net cash provided by
         financing activities                                     326,132        88,000
                                                                ---------     ---------

Net increase(decrease) in cash and cash equivalents                31,368       (70,461)

Cash and cash equivalents, beginning of year                       51,155       121,616
                                                                ---------     ---------

Cash and cash equivalents, end of year                          $  82,523     $  51,155
                                                                =========     =========


                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

1. Going concern:

        During the year ended December 31, 2003, the Company incurred a loss from continuing operations in the amount of $280,879, and had a net working capital deficiency of $493,733. Although the Company is currently operating its businesses, their continuation is contingent upon, among other things, the continued forbearance by the Company's creditors from exercising their rights in connection with delinquent accounts payables. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

        During the year 2002, Creative Bakeries Inc. acquired certain equipment and the name and logo of the Brooklyn Cheesecake Company (see Notes 8 and 21). Upon completion of the acquisition, the operating name of the company was changed from Chatterley Elegant Desserts to Brooklyn Cheesecakes and Desserts Company. As per regulation S-X article 11, 210.11-01, no proforma information is being presented for this purchase since the Company was inactive and the presentation is not material to an understanding of future operations.

        The Company intends to raise capital either through an offering of preferred stock or conventional financing. The proceeds would be used to upgrade the production process. The Company's product line continues to be streamlined and greater emphasis has been placed on marketing portion controlled dessert items.

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

        Recent accounting pronouncements:
         In April 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Revision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Among several accounting issues, the statement changes the treatment and classification of gain or loss on extinguishment of debt as it relates to characterization as an extraordinary item. The Company has adopted this statement as of the year ended December 31, 2002.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

2. Accounting policies (continued):

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

        Comprehensive income:
         There were no items of other comprehensive income in 2003 and 2002, and thus, net income is equal to comprehensive income for each of those years.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

3. Nature of operations, risks and uncertainties:

        The Company is a manufacturer of baking and confectionery products which are sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public. Although the Company sells its products throughout the United States, its main customer base is on the East Coast of the United States.

        The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At December 31, 2003, the Company had uninsured cash balances of $66,083.

        The Company  maintained  sales with two customers  which  comprised more than 10% of total sales for the year. If these sales levels were to change this could have a significant impact on the Company's operations.

        At December 31, 2003 there were four customers whose balances included in accounts receivable comprised more than 10% of total accounts receivable. If these customers were to default on these amounts it could have a significant impact on the Company's operations.

4. Accounts receivable:

        Following is a summary of receivables at December 31, 2003:

               Trade accounts                                      $175,383
               Less allowance for doubtful accounts               (     400)
                                                                   ---------
                                                                   $174,983
                                                                   ========

        An analysis of the allowances for doubtful accounts for the year ending December 31, 2003 is as follows:

               Allowance for doubtful accounts, 01/01/03           $  4,200
               Direct write-offs against the allowance                6,766
                                                                   --------
                                                                   (  2,966)
               Less: Bad debt expense                                 2,966
               Plus: Additions to allowance for doubtful
                     accounts                                           400
                                                                   --------
               Allowance for doubtful accounts, 12/31/03           $    400
                                                                   ========

5.      Inventories:

        Inventories at December 31 consist of:

               Finished goods and work in process                  $ 36,789
               Raw materials                                         47,602
               Supplies                                              89,128
                                                                  ---------
                                                                   $173,519
                                                                   ========

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


6. Property and equipment:

        The following is a summary of property and equipment at December 31, 2003:

                    Baking equipment                             $1,402,608
                    Furniture and fixtures                           97,978
                    Leasehold improvements                          180,422
                                                                 ----------
                                                                  1,681,008
                    Less:  Accumulated depreciation
                            and amortization                      1,379,993
                                                                 ----------
                                                                 $  301,015
                                                                 ==========

        Depreciation expense charged to operations was $81,822 and $124,934 in 2003 and 2002, respectively.

        The useful lives of property and equipment for purposes of computing depreciation are:
                                                                    Years
                                                                   -------
                    Machinery and equipment                          10
                    Furniture and computers                           5
                    Leasehold improvements                          10-15


7. Loan acquisition costs:

        The Company incurred loan acquisition costs in the amount of $16,957 in connection with one of the notes payable financings the Company entered into in 2003. These costs are being amortized over the life of the loan. Loan amortization expense for the year ended December 31, 2003 amounted to $4,159.

8. Tradename and licensing agreements:

        On March 7, 2002,  the Company  purchased  the rights to the  tradenames
         Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $6,000 and $4,875, respectively, for the years ended December 31, 2003 and 2002.

        The Company has a licensing agreement for the use of the trademark and name of one of its subsidiaries and various recipes and methods used in the production of baked and other goods. The agreement calls for royalties to be paid upon reaching certain sales levels by the licensee. The carrying amount of the license agreement at December 31, 2003 was $42,981.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

9. Warrants payable:

        The Company has 1,156,250 outstanding warrants that allow the holder to redeem the warrants for consideration of $.10 and 40% of one share of common stock. The holder of these warrants is a director of the Company. Management has elected to have the expiration date of the warrants extended for a one-year period through December 31, 2004 in exchange for not redeeming the warrants. If the warrants were to be redeemed the Company would have to repurchase the warrants for a total monetary consideration of $115,625 plus shares of the Company's common stock (see Note 18).


10.     Long-term debt

        During 2002, an officer of the Company made loans to the Company in the amount of $88,000. On January 1, 2003 this short-term note was amended by an agreement extending the maturity date to December 31, 2005. The note bears interest at 8.5% per annum. Interest only payments are due on the principal balance outstanding at each month's end for the first eighteen months and principal and interest payments are due monthly thereafter until note maturity. If any amount owing under the note is not paid when due the interest rate on that unpaid portion shall be 12.5% per annum. The balance on the note was $95,480 at December 31, 2003, including accrued interest.


11. Common stock:

        During 2003 the Company issued 50,000 restricted shares of its common stock in exchange for legal services. The shares were valued at $5,000 which approximated the quoted stock price at the time of issuance. The issuance of the common stock was exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933, as amended.

        During 2002 the Company issued 325,000 restricted shares of its common stock. 25,000 shares were issued under an employee stock incentive plan (see Note 14), granted in February, 2002. The additional 300,000 shares were issued pursuant to the purchase agreement for the tradename and logo of Brooklyn Cheesecake Company, Inc. entered into in March 2002 as described in Note 16. The Company utilized all of its remaining 123,500 shares previously held as treasury stock plus new share issues to complete the stock transactions.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

12. Statement of cash flows supplemental disclosures:


        Cash paid during the year for:

        Interest:
           Continuing operations                           $12,059       $   0
                                                           =======       =====
           Discontinued operations                         $     0       $   0
                                                           =======       =====

        Non-cash investing and financing transactions:

        Stock issued for services                            $5,000      $   0
                                                           ========      =====
        Reclassification of warrants payable               $115,625      $   0
                                                           ========      =====

13. Commitments and contingencies:

        The Company entered into an amendment under an existing lease for use of 27,362 square feet of office and plant space in New Jersey. The terms call for a reduction in annual rent in the first year from $200,000 to $136,800. The amendment also shifts responsibility for snow removal and landscaping from the lessee to the lessor. The new rental amounts commenced September 1, 2003 and expire December 31, 2008.

        The minimum future rentals on the baking facility are as follows:

                        December 31, 2004             $139,200
                        December 31, 2005              148,000
                        December 31, 2006              158,000
                        December 31, 2007              164,000
                        December 31, 2008              112,000
                                                      --------
                                                      $721,200
                                                      ========

        Rent expense including real estate taxes and common area charges amounted to $226,377 in 2003 and $228,065 in 2002 and includes straight-line amortization of rent adjustments discussed in Note 2.

        The Company also leases a vehicle under an operating lease agreement that expires in December 2004. Total lease expense for 2003 was $7,200. Future minimum rentals are as follows:

                        December 31, 2004                7,200
                                                      ========

        The Company entered into an agreement for legal services commencing on November 1, 2003. The agreement calls for a monthly retainer fee of $1,500 of which $750 is to be paid in cash and $750 to be paid through the issuance of an equivalent number of restricted common shares based on an agreed upon market value formula. The shares are to be issued on a quarterly basis. At December 31, 2003 the Company included in its liabilities $1,500 representing 9,677 shares of common stock to be issued under the agreement at the end of January 2004.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

13. Commitments and Contingencies (continued):

        The Company has 1,156,250 outstanding common stock purchase warrants that give the warrant holder the right to elect that the Company repurchase each warrant for consideration consisting of $.10 per warrant plus 40% of one share of the Company's common stock or exercise the warrants at $.6875 per warrant less the $.10 feature. The warrants originally expired on December 31, 2000 and have been extended for a one-year period over the last two years. The Company has again extended the expiration date of the warrants from December 31, 2003 to December 31, 2004 in exchange for the warrant holders' forbearance. The total number of shares represented by the warrants is 462,500. These shares have been included in the computations of outstanding common stock options and warrants at Note 19.

14. Off-balance-sheet risk:

        The Company is a third co-guarantor on a vehicle lease for a former officer of the Company with a lease buyout of approximately $12,000. The lease expires on March 31, 2004.

15. Income taxes:

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

        Valuation  allowances are established  when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carryforward of approximately $8,417,800. The Company has made no provision for a deferred tax asset due to the net operating loss carryforward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

        The Company's loss carryforward of approximately $8,417,800 may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2021.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

16. Warrants:

        In order to obtain financing for the acquisition of Greenberg's -L.P., a discontinued subsidiary, the Company sold to a lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. The warrant, representing 314,715 shares, was to expire on October 1, 2001 and the lender inquired regarding exercising its right under the warrant before the expiration date. The lender, who is in bankruptcy, held discussions with the Company's management and did not act upon the warrant. The Company has not heard from the lender since and it is management's opinion the warrant will not be exercised. The representative shares have been included in the computation of outstanding stock options per Note 19.

        At December 31, 2003, the Company also had outstanding  1,156,250 common stock purchase warrants with an exercise price of $.6875 each, which expire on December 31, 2004. These warrants are the same warrants as described in Note 15, commitments and contingencies, and are exercisable as described in Note 15 or they can be used to purchase 40% of one share of common stock per one warrant. The warrants are included in the computation of outstanding stock options and warrants in Note 19.

19. Common stock options:

        In May 2001 and February 2002, the Company granted stock options to some of its employees for the purpose of advancing the interests of the Company and its stockholders by assisting the Company to obtain and retain the services of key management employees and officers. The Board of Directors has full authority and discretion to determine the eligible participants to be granted the options, the exercise option price, the date of issuance and the date of expiration. The total number of shares set aside was 325,000. At the grant date the option exercise price was equal to the fair market value of the Company's stock. The options expire five years from the grant date and there were no options granted during the calendar year 2003.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

19. Common stock options (continued):

        Information relating to stock option and warrant activity for 2003 is as follows:

                                                                                            Weighted
                                                                                            Average
                                                                   Number of                Exercise
                                                                     Shares                  Price
                                                              ---------------------   ---------------------
        Outstanding at December 31, 2002                                 1,386,315                   $0.50
           Granted                                                               0                    0.00
           Cancelled                                                     (284,100)                  (0.66)
                                                              ---------------------   ---------------------
        Outstanding at December 31, 2003                                 1,102,215                   $0.45
                                                              =====================   =====================

        Options exercisable
           at December 31, 2002                                          1,211,315                   $0.55
                                                              =====================   =====================
        Options exercisable
           at December 31, 2003                                          1,077,215                   $0.46
                                                              =====================   =====================

                                            Stock Options Outstanding

                                                                  Weighted Avg              Weighted
                                           Number of               Remaining                Average
        Range of                             Shares               Contractual               Exercise
        Exercise Prices                   Outstanding            Life in Years               Price
                                      ---------------------   ---------------------   ---------------------
        $.05-.25                                   325,000                    3.75                   $0.11
        $.26-.50                                   314,715                    1.00                    0.50
        $.51-.75                                   462,500                    1.00                    0.66
                                      ---------------------   ---------------------   ---------------------
                                                 1,102,215                    1.15                   $0.45
                                      =====================   =====================   =====================

                                            Stock Options Exercisable

                                                                  Weighted Avg              Weighted
                                           Number of               Remaining                Average
        Range of                             Shares               Contractual               Exercise
        Exercise Prices                   Outstanding            Life in Years               Price
                                      ---------------------   ---------------------   ---------------------
        $.05-.25                                   300,000                    3.92                   $0.07
        $.26-.50                                   314,715                    1.00                    0.50
        $.51-.75                                   462,500                    1.00                    0.66
                                      ---------------------   ---------------------   ---------------------
                                                 1,077,215                    1.48                   $0.46
                                      =====================   =====================   =====================

20. Earnings per share:

        Primary earnings per share is computed based on the weighted average number of shares actually outstanding plus the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods beginning after December 15, 1997, entities with a loss from continuing operations should not include the exercise of potential shares in the calculation of earnings per share since the increase would result in a lower loss per share. Thus, common stock purchase warrants and stock options as described in Notes 18 and 19 are excluded from the calculation of earnings per share.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

20. Earnings per share (continued):

        Reconciliation of shares used in computation of earnings per share:

                                                              2003        2002
                                                              ----        ----
           Weighted average of shares actually
              outstanding                                  5,461,545   5,346,828
                                                           ---------   ---------
           Common stock options and purchase warrants
           Primary and fully diluted weighted
           average common shares outstanding               5,461,545   5,346,828
                                                           =========   =========

21. Related party transactions:

        In March 2002, the Company  purchased the tradename and logo of Brooklyn
         Cheesecake Company, Inc. in exchange for 300,000 shares of the Company's common stock. Brooklyn Cheesecake Company, Inc. was wholly owned by the current chief executive officer of Creative Bakeries, Inc. The Company also purchased $45,000 of baking equipment in the same purchase transaction.

22. Discontinued operations:

        In 1998,  the Company  adopted a formal plan to close WGJ  Desserts  and
         Cafes, Inc., its New York manufacturing facility, which was done in July of 1998 and to dispose of its one remaining retail store, which was accomplished in November 1998. In November 2002, the Company received the last of its payments on the note receivable from the sale of its discontinued operations. The company determined that the statute of limitations had expired as of December 31, 2003 and 2002 on old accounts payable related to WGJ Desserts and wrote them off accordingly. Income from discontinued operations presented in the statement of operations for the year ending December 31, 2003 and 2002 includes $134,625 and $379,722, respectively, related to this adjustment. The Company does not anticipate any further income or loss from its discontinued operations in the future.

        Information  relating to  discontinued  operations  for WGJ Desserts and
         Cafes,  Inc.  for the  year  ended  December  31,  2003  and 2002 is as follows:
                                                       2003              2002
                                                    --------          --------
        Correction of estimated liabilities
         on disposition of assets                   $      -          $ 79,841
        Cancellation of indebtedness to former
         shareholders and certain other
         accounts payable                                  -           302,267
        Cancellation of accrued expenses             134,625                 -
        Interest income                                    -             1,884
                                                    --------          --------
                                                     134,625           383,992
        Reduction of note receivable
         upon settlement                                   -          (  4,270)
                                                    --------          --------
        Income from discontinued operations         $134,625          $379,722
                                                    ========          ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A. CONTROLS AND PROCEDURES

As of the year-end period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2003.


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



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning the Board of Directors and Executive Officers

         The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or
Executive Officer,
Age and Position                           Principal Occupation                                  Date of Initial
Held with Company                          For Previous Five Years                               Election as Director
------------------------------------------ ---------------------------------------------         --------------------
Ron Schutte, 47                            Chief Executive Officer,                                  June 1, 2001
President and Director                     Aug. 2000 - May 2001
                                           Brooklyn Cheesecake Company
                                           Apr. 1999 - Jul 2000
                                           Crestwood Consulting
                                           Mar 1997 - Mar 1999
                                           Mother's Kitchen
                                           July 1982 - Feb 1997
                                           Pres,Creative Bakers Inc.
                                           Brooklyn, NY

Richard Fechtor, 73                        Founder of and since 1974 Executive Vice                  July 11, 1996
Director                                   President of Fechtor, Detwiler & Co., Inc.,
                                           the representative of the underwriters in
                                           the Company's initial public offering;
                                           Director of Vascular  Laboratories since
                                           1989

Karen Brenner, 50                          President of Fortuna Advisors, Inc., an                   July 1997
Director                                   investment advisory firm in California 1993
                                           to present; founder and President of Karen
                                           Brenner, Registered Investment Advisor, the
                                           predecessor to Fortuna Advisors, Inc., 1984
                                           to 1993; Managing Partner of F.C. Partners,
                                           a California limited partnership, April
                                           1996 to present; Director on DDL
                                           Electronics, Inc., a publicly held company,
                                           July 1996 to present; Director of Krug
                                           International Corp., a publicly held
                                           company, July 1996 to present.

Vincent Bucchimuzzo, 50                    Executive for CINN Worldwide                              January 2003
Director                                   Westchester Venture Group
                                           Univest Partners 1982-1995

Anthony Merante, 43                        Certified Public Accountant                               January 2003
Director

Mel Foti, 51                               VP & Manager Credit &                                     January 2003
Director                                   Marketing National Bank
                                           Of Egypt, NY Branch


All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, officers and shareholders who beneficially own more than 10% of the Company's Common Shares (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a beneficial ownership report on a timely basis during the most recent fiscal year, except for Messrs Schutte and Merante who filed beneficial ownership reports late.


ITEM 10. EXECUTIVE COMPENSATION


Compensation of Directors

Directors of the Company who are not salaried officers receive a fee of $1,000 for attending each meeting of the Board of Directors or a committee thereof. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending such meetings.

Executive Compensation

The following table sets forth compensation paid to the Chief Executive Officer and to executive officers of the Company, excluding those executive officers who did not receive an annual salary and bonus in excess of $100,000, for the three years ended December 31, 2003

--------------------------------- ---------- -------------------- ------------------ --------------
Name and Principal Position       Year       Salary ($)           Bonus ($)          Other Annual
                                                                                     Compensation
--------------------------------- ---------- -------------------- ------------------ --------------
Ron Schutte, CEO                  2003       $100,000             $0.00              $0.00
--------------------------------- ---------- -------------------- ------------------ --------------
                                  2002       $150,000             $0.00              $0.00
--------------------------------- ---------- -------------------- ------------------ --------------

                                  2001       $150,000             $0.00              $0.00
--------------------------------- ---------- -------------------- ------------------ --------------

No other executive officer received a salary and bonus in excess of $100,000 for the three years ended December 31, 2003. The Company has not granted any stock options, stock appreciation rights or long-term incentive awards to any executive officer of the Company since its inception.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of Common Shares beneficially owned, as of December 31, 2003, by: (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended; and (iv) all directors and executive officers of the Company as a group (6 persons):

----------------------------------------- -------------------------------------- --------------------------
NAME OF BENEFICIAL OWNER                  NO. OF SHARES BENEFICIALLY OWNED       PERCENT
----------------------------------------- -------------------------------------- --------------------------
DIRECTORS AND EXECUTIVE OFFICERS:
----------------------------------------- -------------------------------------- --------------------------
Ronald L. Schutte                         660,000 (1)                            12.0%
----------------------------------------- -------------------------------------- --------------------------
David Abrahami                            450,000                                8.3%
----------------------------------------- -------------------------------------- --------------------------
Yona Gonen                                451,000                                8.3%
----------------------------------------- -------------------------------------- --------------------------
Philip Grabow                             800,000 (2)                            14.6%
----------------------------------------- -------------------------------------- --------------------------
Righthand & Co.                           500,000                                9.2%
----------------------------------------- -------------------------------------- --------------------------
Anthony J. Merante                        50,000                                 *
----------------------------------------- -------------------------------------- --------------------------
Inter Equity Capital Partners, L.P.       326,805                                6.0%
----------------------------------------- -------------------------------------- --------------------------
Richard Fechtor                           242,933(3)                             4.5%
----------------------------------------- -------------------------------------- --------------------------
Karen Brenner                              40,000 (4)                            *
----------------------------------------- -------------------------------------- --------------------------
Vincent Bucchimuzzo                       0                                      N/A
----------------------------------------- -------------------------------------- --------------------------
Carmelo L. Foti                           0                                      N/A
----------------------------------------- -------------------------------------- --------------------------
Fortuna and Fortuna Unplugged             550,000(5)                             10.0%
----------------------------------------- -------------------------------------- --------------------------
Directors and Nominal Executives as a     702,933                                12.9%
Group (6 persons)
----------------------------------------- -------------------------------------- --------------------------


* Less than 1%
(1) Includes 250,000 options exercisable at $.07 per share.
(2) Includes 300,000 warrants convertible at $.68 per share. The warrants expired December 31, 2003.
(3) Includes 100,000 warrants convertible at $.68 per share. The warrants expired December 31, 2003.
(4) Includes 40,000 warrants convertible at $.68 per share. The warrants expired December 31, 2003.
(5) Includes 550,000 warrants convertible at $.68 per share. The warrants expired November 1, 2004.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes from an Officer and member of the Board of Directors

An officer, Ron Schutte, of the Company made loans to the Company during 2003 in the amount of $54,000. The revolving credit note dated April 2, 2003 bears interest at the variable rate of the officer's corresponding bank credit line from which the note originates. The interest rate at December 31, 2003 was 8.5% per annum. Monthly payments of principal and interest correspond to the minimum monthly amount due on the credit line which was $1,270 at December 31, 2003. If any amount under the note is not paid when due the interest rate on that unpaid portion shall be at 12.5% until paid. The note matures October 15, 2004.

A note payable effective August 18, 2003 was received in the amount of $50,000 from Anthony J. Merante, a member of the Board of Directors. The note bears interest at the variable corresponding rate of the Board Members' credit line which at December 31, 2003 was 8.25%. Monthly payments of principal and interest correspond to the minimum monthly amount due on the credit line which was $947 at year-end. If any amount owing under the note is not paid when due the interest rate on the unpaid portion shall be 12.5% until paid. The note matures October 15, 2004.

The Purchase of the assets of Brooklyn Cheesecake Company Inc.

On March 7, 2002, the assets of the Brooklyn Cheesecake Company were purchased by Creative Bakeries Inc. for 300,000 shares of stock and $45,000 in cash. These assets were owned by our current C.E.O. and board member Ron Schutte.

ITEM 13. REPORTS ON FORM 8-K AND EXHIBITS

REPORTS ON FORM 8-K

None.


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

         ******10.24 Stock Purchase Agreement dated August 28, 1997, between the Company and Yona Abrahami.

         ******10.25 Employment Agreement dated August 28, 1992 between the Company and Yona Abrahami.

         ******10.26 Employment Agreement dated August 28, 1992 between the Company and David Abrahami.

         *******10.27 Amendment to Stock Purchase Agreement dated March 10, 1997, between the Company and Yona Abrahami.

         *10.28 Sixth Amendment to Lease dated October 31, 2003 between the Company and Airport Plaza Shopping Center, L.L.C.

         *10.29 Loan and Security Agreement dated October 9, 2003 between the Company and Fairfield Gourmet Food Corp.

         *******21.1  List  of  Subsidiaries  of  the  Company,   the  state  of
incorporation of each, and the names under which such subsidiaries do business.

         *31.1 Certification of Chief Executive Officer and president pursuant to the Sarbanes-Oxley Act of 2002.

         *32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley-Act of 2002.

         _____________________


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

***** Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 1996, on Form 10-KSB Commission.

****** Incorporated by reference to the Company's Current Report on Form 8-K, dated September 11, 1997 and Form 8-K/A, dated November 17, 1997.

******* Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2003, on Form 10KSB/A No. 2.



ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES


Approximately $27,000 for the December 31, 2003 audit, review of 2003 quarterly financial information and preparation of 2002 corporation income taxes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2004.

CREATIVE BAKERIES, INC.

By: /s/Ron Schutte
    ------------------------------
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2004.



Signatures                                Title
----------                                -----

/s/Ron Schutte
---------------------------------         President, Chief Executive
Ron Schutte                               Officer/Director

/s/ Vincent Bucchimuzzo                   Director
---------------------------------
Vincent Bucchimuzzo

/s/ Richard Fechtor                       Director
---------------------------------
Richard Fechtor

/s/ Anthony Merante                       Director
---------------------------------
Anthony Merante

/s/Karen Brenner                          Director
---------------------------------
Karen Brenner

/s/Mel Foti                               Director
---------------------------------
Mel Foti