Form 10QSB
period 2004-03-31
CREATIVE BAKERIES INC
filed 2004-05-25
CIK 949721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

(X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2004

                                       OR

( )  Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1939
        For the transition period from ________ to _______

                         Commission File Number 1-13984

                             CREATIVE BAKERIES, INC.
             (Exact name of Registrant as specified in its Charter)

            NEW YORK                                                  13-3832215
            --------                                                  ----------
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

                                  YES X   NO_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES_____ NO X _

As of May 14, 2004, there were 5,496,750 shares of the registrant's common stock, par value $0.001 per share, outstanding.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                      INDEX



PART I. FINANCIAL INFORMATION
         Item 1.  Condensed consolidated financial statements:

                  Balance sheet as of March 31, 2004 (unaudited)                         F-2
                  Statement of operations for the three
                           months ended March 31, 2004 and 2003 (unaudited)              F-3
                  Statement of cash flows for the three months
                  ended March 31, 2004 and 2003 (unaudited)                              F-4
                  Notes to condensed consolidated financial
                  Statements                                                      F-5 - F-10


         Item 2.  Management's discussion and analysis of
                  financial condition

         Item 3.  Controls and Procedures


PART II. OTHER INFORMATION

         Item 6.  Exhibits and reports on Form 8-A


SIGNATURES


CERTIFICATIONS

PART I. FINANCIAL INFORMATION

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET - March 31, 2004
                                   (UNAUDITED)

                                                       ASSETS

Current assets:
  Cash and cash equivalents                                                      $        858
  Accounts receivable, less allowance for doubtful
   accounts of $400                                                                   210,562
  Inventories                                                                         192,885
  Prepaid expenses                                                                     47,837
                                                                                 ------------

    Total current assets                                                              452,142
                                                                                 ------------

Property and equipment, net                                                           300,737
                                                                                 ------------

Other assets:
  Security deposits                                                                     4,714
  Loan acquisition costs, net of amortization                                           7,998
  Tradename and licensing agreements,
    net of amortization                                                               120,606
                                                                                 ------------

                                                                                      133,318

                                                                                 $    886,197
                                                                                 ============
                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Long-term debt, current portion                                                $     36,244
  Notes payable                                                                       327,158
  Accounts payable                                                                    489,250
  Accrued expenses                                                                     74,236
  Notes payable, officer                                                               85,358
  Warrants payable                                                                    115,625
                                                                                 ------------

    Total current liabilities                                                       1,127,871
                                                                                 ------------

Other liabilities:
  Long-term debt, net of current portion                                               61,265
  Deferred rent                                                                         9,660
                                                                                 ------------

                                                                                       70,925

Stockholders' equity (deficiency):
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 5,496,750 shares                                      5,497
  Additional paid in capital                                                       11,235,418
  Deficit                                                                         (11,553,514)
                                                                                 ------------

                                                                                     (312,599)

                                                                                 $    886,197
                                                                                 ============

           See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED March 31, 2004 AND 2003
                                   (UNAUDTIED)





                                       Three Months
                                      Ended March 31,
                                   2004              2003
                                -----------      -----------

Net sales                       $   515,171      $   628,036

Cost of sales                       492,335          574,498
                                -----------      -----------

Gross profit                         22,836           53,538
                                -----------      -----------

Selling, general and
 administrative expenses            194,363          173,838
Interest expense                     13,017            1,540
                                -----------      -----------
                                    207,380          175,378
                                -----------      -----------

Net (loss)                      ($  184,544)     ($  121,840)
                                ===========      ===========

Earnings per common share:
 Primary and fully diluted:
  Net (loss) per
   common share                 ($     0.03)     ($     0.02)
                                ===========      ===========

Weighted average number of
 common shares outstanding        5,496,750        5,446,750
                                ===========      ===========









           See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                                                        2004         2003
                                                                                        ----         ----
Operating activities:
  Net loss                                                                           ($184,544)    ($121,840)
  Adjustments to reconcile net loss from
   operations to cash used in
   operating activities:
     Depreciation and amortization                                                      25,578        21,623
     Interest accrued on long-term debt                                                  2,029
    Changes  in  other  operating   assets  and   liabilities   from  continuing
    operations:
      Accounts receivable                                                              (35,579)        6,011
      Inventory                                                                        (19,366)       10,864
      Prepaid expenses                                                                  18,239        21,299
      Accounts payable                                                                  73,091        25,821
      Accrued expenses                                                                 (13,625)       (8,194)
      Deferred rent                                                                      4,140        (5,483)
                                                                                      --------      --------

      Net cash used in operating activities                                           (130,037)      (49,899)

Investing activities:
  Purchase of property and equipment                                                   (19,000)
                                                                                      --------      --------

      Net cash used in investing activities                                            (19,000)
                                                                                      --------      --------

Financing activities:
  Proceeds from officers' note payable                                                  41,443
  Proceeds from notes payable                                                           32,315
  Payment of officers' note payable                                                     (3,877)
  Payment of notes payable                                                              (2,509)
                                                                                      --------      --------

      Net cash provided by financing activities                                         67,372
                                                                                      --------      --------

Net decrease in cash and cash equivalents                                              (81,665)      (49,899)

Cash and cash equivalents, beginning of period                                          82,523        51,155
                                                                                      --------      --------

Cash and cash equivalents, end of period                                              $    858      $  1,256
                                                                                      ========      ========

Supplemental disclosures:
  Cash paid during the year for:
      Interest:                                                                       $ 10,076      $      0
                                                                                      ========      ========





            See notes to condensed consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003



1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2003 included in its Annual Report filed on Form 10-KSB.


      Going concern:

      The Company has incurred losses from continuing operations over the last several quarters. Management has described its plan of action in regard to this uncertainty in its latest annual report filed December 31, 2003.


2. Principles of consolidation:

      The accompanying  condensed  consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.


3. Nature of operations, risks and uncertainties:

      The Company is a manufacturer of baking and confectionery products, which are sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public. Although the Company sells its products throughout the United States, its main customer base is on the East Coast of the United States.

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

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At March 31, 2004, the Company had no uninsured cash balances.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003



4. Accounts receivable:

      Following is a summary of receivables at March 31, 2004:

           Trade accounts                                            $  210,962
           Less allowance for doubtful accounts                     (       400)
                                                                     ----------

                                                                     $  210,562

5. Inventories:

      Inventories at March 31, 2004 consist of:

           Finished goods                                            $   55,623
           Raw materials                                                 41,058
           Supplies                                                      96,204
                                                                     ----------

                                                                     $  192,885

6. Property and equipment:

      The following is a summary of property and equipment at March 31, 2004.

           Baking equipment                                          $1,421,608
           Furniture and fixtures                                        97,978
           Leasehold improvements                                       180,422
                                                                     ----------
                                                                      1,700,008
           Less:  Accumulated depreciation
                   and amortization                                   1,399,271
                                                                     -----------
                                                                     $  300,737

      Depreciation expense was $19,278 and $20,123, respectively, for the quarters ended March 31, 2004 and 2003.

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


7. Loan acquisition costs:

       The Company incurred loan acquisition costs in the amount of $16,957 in connection with one of the notes payable financings the Company entered into in 2003. These costs are being amortized over the life of the loan. Loan amortization expense for the quarter ended March 31, 2004 amounted to $4,800.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


8.      Tradename and licensing agreements:

        On March 7, 2002,  the Company  purchased  the rights to the  tradenames
         Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $1,500 for each of the quarters ended March 31, 2004 and 2003.

        The Company has a licensing agreement for the use of the trademark and name of one of its subsidiaries and various recipes and methods used in the production of baked and other goods. The agreement calls for royalties to be paid upon reaching certain sales levels by the licensee. The carrying amount of the license agreement at March 31, 2004 was $42,981.


9. Notes payable:

        During the quarter a member of the Board of Directors made additional loans to the Company in the amount of $29,806, net of repayments. The loans carry an interest rate of 8.25% and are due on demand.

        The terms of the loan transactions by the Company's Board member were on a fair and reasonable basis and on terms more favorable to the Company than could have been obtained with non-affiliated parties as a result of the tenuous financial condition at the time.

        The Company has a note payable in the amount of $250,000 that requires the Company to meet certain covenant requirements. At March 31, 2004 the Company was not in compliance with one of the covenants in respect to certain sales levels. The Company's Chief Executive Officer has negotiated an alternative source of capital to replace this note and pay it in full.


10. Notes payable, officer:

        During the quarter an officer made additional loans to the Company in the amount of $37,566, net of repayments. The loans carry an interest rate of 8.25% and are due on demand.

        The terms of the loan transactions by the Company's officer were on a fair and reasonable basis and on terms more favorable to the Company than could have been obtained with non-affiliated parties as a result of the tenuous financial condition at the time.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

11.     Long-term debt

        During 2002, an officer of the Company made loans to the Company in the amount of $88,000. On January 1, 2003 this short-term note was amended by an agreement extending the maturity date to December 31, 2005. The note bears interest at 8.5% per annum. Interest only payments are due on the principal balance outstanding at each month's end for the first eighteen months and principal and interest payments are due monthly thereafter until note maturity. If any amount owing under the note is not paid when due the interest rate on that unpaid portion shall be 12.5% per annum. The balance on the note was $97,509 at March 31, 2004, including accrued interest.

        Maturities for long-term debt are as follows:

        March 31, 2005                                                  $ 36,244
        March 31, 2006                                                    61,265
                                                                        --------
                                                                        $ 97,509


12.     Commitments and contingencies:

        In August 2003, the Company entered into an amendment under a net lease for its office and plant facility in New Jersey. The terms call for a 2,000 square foot reduction in rental space and a reduction in current annual rent from $200,000 to $136,800 during the first year. The amendment also shifts responsibility for snow removal and landscaping from the lessee to the lessor. The rental amounts under the lease amendment commenced September 1, 2003 and expire August 31, 2008. The minimum future rentals on the facility over the next five years are as follows:

           March 31, 2005                                               $141,000
           March 31, 2006                                                151,000
           March 31, 2007                                                159,500
           March 31, 2008                                                165,500
           Thereafter                                                     70,000
                                                                        --------
                                                                        $687,000

        Rental expense for all operating leases were $51,051 and $59,238, respectively, for the quarters ended March 31, 2004 and 2003.

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

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


12.     Commitments and contingencies (continued):

        The Company  entered into an  agreement  for legal  services  commencing
         November 1, 2003. The agreement calls for half of the monthly retainer fee of $1,500 to be paid through the issuance of an equivalent number of restricted common shares based on an agreed upon market value formula. At March 31, 2004 18,741 shares of the Company's common stock were due under the agreement with 9,063 shares representing the amount due under the agreement for the quarter ending March 31, 2004.


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

        The Company has a loss carryforward of approximately $9,000,000 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2023.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

14.     Warrants:

        In order to obtain financing for the acquisition of Greenberg's -L.P., a discontinued subsidiary, the Company sold to a lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. The warrant, representing 314,715 shares, was to expire on October 1, 2001 and the lender inquired regarding exercising its right under the warrant before the expiration date. The lender, who is in bankruptcy, held discussions with the Company's management and did not act upon the warrant. The Company has not heard from the lender since and it is management's opinion the warrant will not be exercised. The representative shares have been included in the computation of outstanding stock options as described in the Company's December 31, 2003 annual report filed on Form 10-KSB.

        At March 31,  2004 the Company  also had  outstanding  1,156,250  common stock purchase warrants with an exercise price of $.6875 each, which expire on December 31, 2004. These warrants are the same warrants as described in Note 11, commitments and contingencies, and are exercisable as described in Note 11 or they can be used to purchase 40% of one share of common stock per one warrant. The warrants are included in the computation of outstanding stock options and warrants as described in the Company's December 31, 2003 annual report filed on Form 10-KSB.

15.     Earnings per share:

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

        Reconciliation of shares used in computation of earnings per share:

                                                             2004          2003
                                                             ----          ----

         Weighted average of shares actually
           outstanding                                  5,496,750     5,446,750
                                                        ---------     ---------
         Common stock purchase warrants
         Primary and fully diluted weighted
           average common shares outstanding            5,496,750     5,446,750
                                                        =========     =========

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

         Inclement weather, record high commodities prices and reduced purchases from a high volume customer, contributed to a first quarter loss of $ 184,544. The reduction in gross sales for the first quarter of 2004 as compared to the same period of 2003, was the result of attempting to raise prices on marginally priced items. A large retailer of muffins representing approximately $150,000 in sales for the same period of 2003, discontinued using most of our muffin products. In the short run the loss of sales revenue contributed to the severe lack of working capital, however, in the long run the products discontinued were not included in the planned product mix of the future.

         Management continues to recruit quality employees who can be multi-tasked to maximize efficiency of operations and reduce costs. Key employees were hired to work in the accounting department, warehouse operations and quality control.

         New product development to support items for export, low carbohydrate markets, and portion controlled specialty vendors continues to be a high priority for management.

         Management will continue to refine operations and control costs. Active solicitation for companies to be acquired by or merged with Brooklyn Cheesecakes & Desserts Company, continue to be evaluated.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

          The Company had consolidated net sales of $515,171 and $628,036 for the three months ended March 31, 2004 and 2003 respectively, a decrease of $112,865, or 18%. The decrease in sales is a result of the large retailer's discontinued use of our muffin products.

          The cost of sales were $492,535 and $574,498 for the three months ended March 31, 2004 and 2003 respectively, a decrease of $81,963, or 14%. The reduction was a direct result of the decreased sales. Gross profit percentages for the three months ended March 31, 2004 and 2003 were 4% and 9%, respectively. Increased costs was the leading contribution to this decline.

          Operating expenses totaled $194,363 and $173,838 for the three months ended March 31, 2004 and 2003. This was an increase of $20,525, or 12%. This was a result of increased professional fees, healthcare costs, and amortization of loan costs.

          Interest expense was $13,017 and $1,540 for the three-months ended March 31, 2004 and 2003 respectively, an increase of $11,477 or 745%. The increase is a result of additional borrowing.

SEGMENT INFORMATION

          Not applicable since retail operations were discontinued.

LIQUIDITY AND CAPITAL RESOURCES

          Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

          As of March 31, 2004, the Company had a negative working capital from continuing operations of approximately $675,729 as compared to a negative working capital of $232,026 at March 31, 2003.

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

         The report of our independent Certified Public Accounts dated March 17, 2004 for the December 31, 2003 consolidated financial statements contained an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

Our Financial Condition Has Adversely Affected Our Ability to Pay Suppliers on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations Necessary to Continue Shipment and Sales of Our Products.

         As of March 31, 2004 our accounts payable totaled $489,250 of which $161,131 were over sixty (60) days old. While we have negotiated payment plans with our major suppliers and vendors whereby we pay C.O.D. with a nominal pay down of any past due amounts, there can be no assurances that we will be able to continue these payment plans or obtain the necessary materials and/or ingredients to produce our baked goods. If we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers will be jeopardized and we will be unable to obtain critical supplies and services to maintain and continue to manufacture, ship and to sell our products.

         The Company And the Price Of Our Shares May Be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible For Future Sale.

         All but a very small number of the outstanding shares of our Common Stock are freely tradable. Sales of Common Stock in the public market could materially adversely affect the market price of our Common Stock. Such sales may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms. At our Annual Meeting of Stockholders anticipated to be held this year, we intend to ask our stockholders to approve an increase in the number of authorized shares of Common Stock from 10,000,000 shares to 30,000,000 shares and an increase in the number of authorized shares of Preferred Stock 10,000,000 to 20,000,000 shares. Based upon current Common Stock outstanding and convertible securities, we may have an insufficient number of authorized common shares. The issuance and registration of additional shares could have a significant adverse effect on the trading price of our Common Stock.

          We Have Not Issued Shares of Common Stock We May be Required to Issue Pursuant to a Warrant.

          Inter-Equity Capital Partners, L.P., is a holder of a warrant for six percent (6%) of the total number of shares of each class of our capital stock outstanding, on a fully diluted basis after giving effect to the exercise of the warrant and all other warrants, options and rights to acquire any shares of our capital stock and the conversion of all the convertible securities (if any) thereto issued by us. Inter-Equity Capital Partners, L.P., exercised its warrant on October 1, 2001 but we have refrained from issuing the underlying shares. In lieu of the shares, we have offered to make cash payments of $10,000. If we cannot agree to a resolution of this matter, we may be required to issue 314,715 shares to Inter Equity Capital Partners, L.P.

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

         In addition, we have previously procured financing from the following directors: Ronald L. Schutte, the Chief Executive Officer and Chairman of the Board, in the amount of $182,867 and Anthony J. Merante, a Director of the Company, in the amount of $77,158. We intend to grant security interest to these two directors that will be subordinate to the recent $250,000 financing.

          We Have Incurred Losses in the Past and We Expect To Incur Losses in the Future.

         We have incurred losses in each year since our inception. Our net loss for the fiscal year ended December 31, 2003 was $146,614 and our accumulated deficit as of December 31, 2003 was $11,368,970. We expect operating losses to continue through 2004 as we continue our marketing and sales activities and conduct additional development of our products.

                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

         The Price of Our Common Stock is Subject to Volatility

         Our Common Stock has traded as low as $0.04 per share and as high as $1.02 per share in the twelve (12) month ended March 31, 2004. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

         The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the month ended March 31, 2004 was approximately 2,652 shares.

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

         Competition

         The baking industry is a highly competitive and highly fragmented industry. Creative Bakeries competes with national, regional and local bakeries as well as supermarket chains that have in-store bakeries. Many of these competitors are larger, more established and have greater financial and other resources than we do. Competition in both the retail and institutional/wholesale baking industry is based on product quality, brand name loyalty, price and customer service. Competitors with significant economic resources in the baking industry could, at any time, enter the wholesale or retail bakery/cafe business.

         Quarterly Fluctuations; Seasonality; Possible Volatility of Stock Price

         Creative Bakeries' operating results may be subject to seasonal fluctuations, especially during the Thanksgiving, Christmas, Chanukah, Easter and Passover seasons. Such variations could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock markets in the United States have, from time to time, experienced significant price and volume fluctuations that are unrelated or disproportionate to the operating performance of individual companies. Such fluctuations may adversely affect the price of the Company's Common Stock.

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

ITEM 3. CONTROLS AND PROCEDURES

         As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the quarter ended March 31, 2004.

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


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      31.1  Certification  of President and Chief Executive  Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

      (b) Reports on Form 8-K

            None.

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2004.

CREATIVE BAKERIES, INC.

By: /s/Ron Schutte
    ----------------------
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 24, 2004.


  Signatures                                                   Title
                                                               -----

  /s/Ron Schutte                     President, Chief Executive Officer/Director
  -------------------------------
  Ron Schutte