Form 10QSB
period 2004-06-30
CREATIVE BAKERIES INC
filed 2004-08-16
CIK 949721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)
(X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended June 30, 2004

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

                                 (973) 808-9292
                                 --------------
              (Registrant's telephone number, including area code)

Former name:  William Greenberg Jr. Desserts and Cafes, Inc.

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES   X    NO
                                      -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  YES        NO   X
                                      -----     -----

As of August 16, 2004, there were 6,501,211 shares of the registrant's common stock, par value $0.001 per share, outstanding.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                      INDEX

PART I. FINANCIAL INFORMATION

         Item 1.  Condensed consolidated financial statements:

                  Balance sheet as of June 30, 2004 (unaudited)          F-2

                  Statement of operations for the six and
                  three months ended June 30, 2004 and 2003 (unaudited)  F-3

                  Statement of cash flows for the six months
                  ended June 30, 2004 and 2003 (unaudited)               F-4

                  Notes to condensed consolidated financial
                  Statements                                        F-5 - F-11


         Item 2.  Management's discussion and analysis of
                  financial condition

         Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

         Item 6.  Exhibits and reports on Form 8-A


SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET - JUNE 30, 2004

                                     ASSETS

Current assets:
  Cash and cash equivalents                                        $      1,744
  Accounts receivable, less allowance for doubtful
   accounts of $400                                                     249,553
  Inventories                                                           154,308
  Prepaid expenses                                                       22,681
                                                                   ------------

    Total current assets                                                428,286
                                                                   ------------

Property and equipment, net                                             354,392
                                                                   ------------

Other assets:
  Security deposits                                                       5,765
  Tradename and licensing agreements,
    net of amortization                                                 119,106
                                                                   ------------
                                                                        124,871
                                                                   ------------

                                                                   $    907,549
                                                                   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Long-term debt, current portion                                  $     43,947
  Notes payable, officer, current portion                               434,999
  Accrued expenses                                                       52,835
  Accounts payable                                                      468,593
  Warrants payable                                                      115,625
                                                                   ------------

    Total current liabilities                                         1,115,999
                                                                   ------------

Other liabilities:
  Long-term debt, net of current portion                                 85,057
  Notes payable, officer, net of current portion                         83,869
  Deferred rent                                                          13,800
                                                                   ------------
                                                                        182,726
                                                                   ------------

Stockholders' equity (deficiency):
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 10,000,000
   shares, issued and outstanding 6,501,211 shares                        6,501
  Additional paid in capital                                         11,388,163
  Deficit                                                           (11,785,840)
                                                                   ------------

                                                                       (391,176)
                                                                   ------------

                                                                   $    907,549
                                                                   ============

                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                           Six Months                   Three Months
                                                          Ended June 30                Ended June 30,
                                                       2004           2003           2004           2003
                                                       ----           ----           ----           ----

Net sales                                       $ 1,157,905    $ 1,479,315    $   642,734    $   851,279

Cost of sales                                     1,038,150      1,300,030        545,815        725,532
                                                -----------    -----------    -----------    -----------

Gross profit                                        119,755        179,285         96,919        125,747
                                                -----------    -----------    -----------    -----------

Selling, general and

 administrative expenses                            504,158        377,392        309,795        203,554
Interest expense                                     32,467          3,823         19,450          2,283
                                                -----------    -----------    -----------    -----------
                                                    536,625        381,215        329,245        205,837
                                                -----------    -----------    -----------    -----------


Net income (loss)                               ($  416,870)   ($  201,930)   ($  232,326)   ($   80,090)
                                                ===========    ===========    ===========    ===========

Earnings per common share:
 Primary and fully diluted:
  Net loss per common share                     ($     0.07)   ($     0.04)   ($     0.04)   ($     0.01)
                                                ===========    ===========    ===========    ===========

Weighted average number of
 common shares outstanding                        5,667,840      5,446,750      5,838,929      5,446,750
                                                ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                            2004           2003
                                                            ----           ----
Operating activities:
  Net Loss                                           $  (416,870)   $  (201,930)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation and amortization                        55,643         43,245
     Common stock issued for services                    100,000
     Bad debt
    Changes in other operating assets and
    liabilities from operations:
      Accounts receivable                                (74,570)       (54,603)
      Inventory                                           19,211          9,955
      Prepaid expenses                                    43,395         41,260
      Security Deposits                                   (1,051)            --
      Accounts payable                                   106,184         27,159
      Accrued expenses                                   (30,925)        23,563
      Deferred rent                                        8,280        (10,967)
                                                    ------------   ------------

      Net cash used in operating activities             (190,703)      (122,318)
                                                    ------------   ------------

Investing activities:
  Purchase of property and equipment                     (93,222)            --
                                                    ------------   ------------

      Net cash used in investing activities              (93,222)            --
                                                    ------------   ------------

Financing activities:
  Proceeds from notes payable                             81,652         16,450
  Payment of notes payable                              (250,000)            --
  Proceeds from officers' loans                          375,800             --
  Payment of officers' loans                              (4,306)        56,512
                                                    ------------   ------------

      Net cash provided by financing activities          203,146         72,962
                                                    ------------   ------------

Net decrease in cash and cash equivalents                (80,779)       (49,356)
                                                    ------------   ------------

Cash and cash equivalents, beginning of period            82,523         51,155
                                                    ------------   ------------

Cash and cash equivalents, end of period            $      1,744   $      1,799
                                                    ============   ============


Supplemental disclosure:
  Cash paid during the period for:
      Interest:                                     $     22,332   $        743
                                                    ============   ============

                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At June 30, 2004, the Company had no uninsured cash balances.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

4.    Accounts receivable:

      Following is a summary of receivables at June 30, 2004:

           Trade accounts                                 $  249,953
           Less allowance for doubtful accounts                 (400)
                                                          ----------

                                                          $  249,553
                                                          ==========

5.    Inventories:

      Inventories at June 30, 2004 consist of:

           Finished goods                                 $   24,900
           Raw materials                                      54,166
           Supplies                                           75,242
                                                          ----------

                                                          $  154,308
                                                          ==========

6.    Property and equipment:

      The following is a summary of property and equipment at June 30, 2004.

           Baking equipment                               $1,492,810
           Furniture and fixtures                            100,998
           Leasehold improvements                            180,422
                                                          ----------
                                                           1,774,230

           Less:  Accumulated depreciation

                   and amortization                        1,419,838
                                                          ----------
                                                          $  354,392
                                                          ==========

      Depreciation expense was $39,843 and $40,245, respectively, for the six months ended June 30, 2004 and 2003.

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


7.    Loan acquisition costs:

      The Company incurred loan acquisition costs in the amount of $16,957 in connection with one of the notes payable financings the Company entered into in 2003. In June 2004, the related note was paid in full and the remaining acquisition costs were expensed. Loan amortization expense for the three and six months ended June 30, 2004 were $7,998 and $12,798 respectively.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

8.    Tradename and licensing agreements:

      On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $3,000 for each of the six months ended June 30, 2004 and 2003.

      The Company has a licensing agreement for the use of the trademark and name of one of its subsidiaries and various recipes and methods used in the production of baked and other goods. The agreement calls for royalties to be paid upon reaching certain sales levels by the licensee. The carrying amount of the license agreement at June 30, 2004 was $42,981.

9.    Notes payable, officer:

      Note dated May 21, 2004 in the amount of $54,000, payable on demand, with interest at the rate of 8.5% per annum. The note is secured by all of the Company's assets. This note consolidates in a single promissory note several loan advances received by the Company in the first quarter of 2004 plus an additional $20,000 during the quarter ended June 30, 2004.

      Note dated June 15, 2004 in the amount of $317,000, with interest at the rate of 13% per annum. Interest payments are due on the last day of each month with the note maturing on August 31, 2004. The note is secured by all of the Company's assets.

      This note repaid and retired a former note payable in the amount of $250,000 that was to become due on August 31, 2004.

      Note payable effective April 2, 2003 in the original amount of $54,000, with a variable interest rate that was 8.4% at June 30, 2004. Monthly payment of principal and interest are approximately $1,300. Note is unsecured and due on demand. The outstanding balance on the loan was $47,043 at June 30, 2004.

      Note dated January 1, 2003 in the original amount of $88.000 with an interest rate of 8.5% per annum. Interest only payments are due for the first eighteen months and principal and interest are due monthly thereafter until the maturity date of December 31, 2005. The balance on the note was $100,825 at June 30, 2004 including accrued interest.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003



9.    Notes payable, officer (continued):

      Maturities for the next five years are as follows:

      June 30, 2005                                           $ 434,999
      June 30, 2006                                              58,694
      June 30, 2007                                              11,556
      June 30, 2008                                              11,556
      June 30, 2009                                               2,063
                                                              ---------

                                                              $ 518,868

10.   Long-term debt:

      Note dated May 25, 2004 in the amount of $28,020, payable on demand, with interest at the rate of 8.5% per annum. The note is secured by all of the assets of the Company. This note consolidates in a single promissory note several loan advances received in the first quarter of 2004 plus an additional $3,000 during the quarter ended June 30, 2004. The holder of the note is a member of the board of directors.

      Capitalized lease with an order date of March 9, 2004, in the amount of $47,940 plus a 10% buyout amount of $4,794. Monthly payments of principal and interest in the amount of $1,051 commencing April 7, 2004, payable over 60 months. The lease matures in April 2009. The balance of the lease was $50,846 at June 30, 2004. The note is guaranteed by a member of the Board of Directors.

      Note payable effective August 18, 2003 in the original amount of $50,000, with a variable interest rate that was 8.25% at June 30, 2004. Monthly payments of principal and interest are approximately $1,000. Note is unsecured and due on demand. The outstanding balance on the loan was $50,158 at June 30, 2004. The holder of the note is a member of the board of directors.

      Maturities for the next five years are as follows:

      June 30, 2005                                         $  43,947
      June 30, 2006                                            16,762
      June 30, 2007                                            17,659
      June 30, 2008                                            18,648
      June 30, 2009                                            21,430
      Thereafter                                               10,558
                                                            ---------

                                                            $ 129,004
                                                            =========

11.   Common Stock:

      During the quarter ended June 30, 2004 the Company issued 20,854 shares of its common stock in exchange for legal services.

      327,869 shares were issued in exchange for a note payable due to a member of the board of directors. 655,738 shares were issued to the Company's chief executive officer as part of his compensation agreement dated Ma 1, 2004.

      The shares were at the average price of the Company's common stock during the period the services were rendered. The issuance of the common stock was exempt from registration pururant to Section 4(2) of The Securities Act of 1933, as amended.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

12.   Commitments and contingencies:

      The Company rents office, plant and warehouse space in New Jersey under a five-year lease that expires August 31, 2008. Rental expense for the six months ended June 30, 2004 and 2003 was $98,502 and $131,127, respectively.

      The minimum future rentals on the facilities are as follows:

      June 30, 2005                                           $ 131,400
      June 30, 2006                                             154,000
      June 30, 2007                                             161,000
      June 30, 2008                                             167,000
      June 30, 2009                                              28,000
                                                              ---------

                                                              $ 641,400
                                                              =========

      Rental expense for all operating leases were $51,051 and $59,238, respectively, for the quarters ended June 30, 2004 and 2003.

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

      The Company entered into an agreement for legal services commencing November 1, 2003. The agreement calls for half of the monthly retainer fee of $1,500 to be paid through the issuance of an equivalent number of restricted common shares based on an agreed upon market value formula. At June 30, 2004 5,948 shares of the Company's common stock was due under the agreement.

      On May 1, 2004 the Company entered into an employment agreement with its chief executive officer to extend his employment for an additional three years through May 1, 2007. The contract calls for a salary of $200,000 per year with $100,000 in the first year payable in common stock of the Company. Additional compensations in the form of a bonus of up to 250% of the base salary may be awarded based upon performance criteria and goals as established by the compensation committee.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

14.   Warrants:

      In order to obtain financing for the acquisition of Greenberg's -L.P., a discontinued subsidiary, the Company sold to a lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock. The warrant contains anti-dilutive provisions throughout its six (6) year life which entitles the holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. The warrant, representing 314,715 shares, was to expire on October 1, 2001 and the lender inquired regarding exercising its right under the warrant before the expiration date. The lender, who is in bankruptcy, held discussions with the Company's management and has agreed to exercise the warrant under its original terms. The representative shares have been included in the computation of outstanding stock options as described in the Company's December 31, 2003 annual report filed on Form 10-KSB.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

14.   Warrants (continued):

      At June 30, 2004 the Company also had outstanding 1,156,250 common stock purchase warrants with an exercise price of $.6875 each, which expire on December 31, 2004. These warrants are the same warrants as described in
      Note 12, commitments and contingencies, and are exercisable as described in Note 12 or they can be used to purchase 40% of one share of common stock per one warrant. The warrants are included in the computation of outstanding stock options and warrants as described in the Company's December 31, 2003 annual report filed on Form 10-KSB.

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

      Reconciliation of shares used in computation of earnings per share:

                                                               2004        2003
                                                               ----        ----

         Weighted average of shares actually
           outstanding                                    5,667,840   5,446,750
                                                          ---------   ---------
         Common stock purchase warrants
         Primary and fully diluted weighted
           average common shares outstanding              5,667,840   5,446,750
                                                          =========   =========

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Record high prices paid for cream cheese and freight contributed to the second quarter loss of $ 232,326. The reduction in gross sales for the second quarter of 2004 as compared to the same period of 2003, was the result of raising prices on marginally priced items (muffins and mini cakes), which resulted in the items being replaced by the retailers. Approximately, $ 300,000 of sales was lost as a result of raising prices. $ 90,000 of new business (cheesecake and tart shells) for the quarter was generated to offset the sales decline. An extensive analysis of the costs associated with producing each item has provided management with critical information to determine the most profitable product mix.

      In an effort to attract and develop new business from large distributors, Management implemented a complete quality control program. This includes a full Hazards Analysis and Critical Control Points (HAACP) plan and establishing policies and procedures to become ISO 9002 certified by the end of the first quarter of 2005.

      New products have been developed to support items for export and the low carbohydrate markets.

      Lack of sufficient cash flow has created the necessity for management to provide direct financing to the company. $ 317,000 (as well as prior amounts) were loaned to the company by the C.E.O. to prevent a default of a note and subsequent foreclosure of the business.

      Management will continue to refine operations and control costs. Active solicitation for companies to be acquired by or merged with Brooklyn Cheesecakes & Desserts Company, continue to be evaluated.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

      The Company had consolidated net sales of $642,734 and $851,279 for the three months ended June 30, 2004 and 2003 respectively, a decrease of $208,545, or 24%. Consolidated net sales for the six months ended June 30, 2004 and 2003 were $1,157,905 and $1,479,315 respectively, a decrease of $321,410, or 22%. The decrease in sales is a result of the large retailer's discontinued use of our muffin products.

      The cost of sales was $545,815 and $725,532 and $1,038,150 and $1,300,030
for the three and six months ended June 30, 2004 and 2003 respectively, a decrease of $179,717 (25%) and $261,880 (20%) respectively. The reduction was a direct result of the decreased sales. The gross profit percentages for the three and six months ended June 30 average 15% and 10% respectively.

      Operating expenses totaled $309,795 and $203,554 for the three months ended June 30, 2004 and 2003 and $504,158 and $377,392 for the six months ended June 30, 2004 and 2003 respectively. This was an increase of $106,241 or 52% and $126,766 or 34% respectively. This was a result of increased professional fees, healthcare costs, amortization of loan costs and officer's salary.

      Interest expense was $19,450 and $2,283 for the three-months ended June 30, 2004 and 2003 respectively, an increase of $17,167 or 752%. The increase of $28,644 or 749% to $32,467 from $3,823 for the six months ended June 30, 2004 and June 30, 2003 is a result of additional borrowing.

SEGMENT INFORMATION

      Not applicable since retail operations were discontinued.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

      As of June 30, 2004, the Company had a negative working capital from continuing operations of approximately $687,713 as compared to a negative working capital of $295,978 at June 30, 2003.

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

      If We Are Unable to Obtain Additional Funds, We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

      Management believes that profitable operations are essential for the Company to become viable. The present business plan contemplates profitable operations will be achieved. However, in the event that profitable operations are not achieved, our present financial resources should allow us to continue operations through September 30, 2004. If additional financing is required and not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels or at all. We are engaged in seeking additional financing and we continue to impose actions designed to minimize our operating loses. We would consider strategic opportunities, including investment in the Company, a merger or other acceptable transactions, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurances that additional capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional financing or to arrange a suitable strategic opportunity, our business will be placed in significant financial jeopardy.

      Our Independent Auditors have Stated that Our Recurring Losses from Operations and Our Accumulated Deficit Raise Substantial Doubt About Our Ability to Continue as a Going Concern.

      The report of our independent Certified Public Accountant dated March 17, 2004 for the December 31, 2003 consolidated financial statements contained an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

      Our Financial Condition Has Adversely Affected Our Ability to Pay Suppliers on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations Necessary to Continue Shipment and Sales of Our Products.

      As of June 30, 2004 our accounts payable totaled $468,593 of which $133,195 were over sixty (60) days old. While we have negotiated payment plans with our major suppliers and vendors whereby we pay C.O.D. with a nominal pay down of any past due amounts, there can be no assurances that we will be able to continue these payment plans or obtain the necessary materials and/or ingredients to produce our baked goods. If we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers will be jeopardized and we will be unable to obtain critical supplies and services to maintain and continue to manufacture, ship and to sell our products.

      The Company and the Price of Our Shares May be Adversely Affected by the Public Sale of a Significant Number of the Shares Eligible For Future Sale.

      All but a very small number of the outstanding shares of our Common Stock are freely tradable. Sales of Common Stock in the public market could materially adversely affect the market price of our Common Stock. Such sales may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms. At our Annual Meeting of Stockholders held August 4, 2004 our stockholders approved an increase in the number of authorized shares of Common Stock from 10,000,000 shares to 30,000,000 shares. The issuance and registration of additional shares could have a significant adverse effect on the trading price of our Common Stock.

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

                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

      The Price of Our Common Stock is Subject to Volatility

      Our Common Stock has traded as low as $.04per share and as high as $1.02 per share in the twelve (12) month period ended June 30, 2004. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

      The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the month ended June 30, 2004 was approximately 7,426 shares.

                          RISKS RELATED TO OUR BUSINESS

      We are Currently Dependent on a Few Major Customers for a Significant Portion of Our Revenues

We currently record sales from approximately 43 customers. We intend to establish long-term relationships with our customers and continue to expand our customer base. While we diligently seek to become less dependent on any one customer, it is likely that certain business relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future. The loss of one or more of these significant customers may result in a material adverse effect on our revenues and our ability to become profitable or our ability to continue our business operations.

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

      Possible Adverse Effect of Issuance of Preferred Stock

Creative Bakeries' Restated Certificate of Incorporation authorizes the issuance of 2,000,000 (increased to 3,000,000 at August 4, 2004 annual meeting ) shares of Preferred Stock, with designations, rights and preferences as determined from time to time by the Board of Directors. As a result of the foregoing, the Board of Directors can issue, without further shareholder approval, Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock could, under certain circumstances, discourage, delay or prevent a change in control of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

      As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

      (b)   Reports on Form 8-K

            None.

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2004.

CREATIVE BAKERIES, INC.

By: /s/Ron Schutte
   ----------------------------------
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 16, 2004.


  Signatures                        Title
                                    -----


                                    President, Chief Executive Officer/Director

  /s/Ron Schutte
  ----------------------------
  Ron Schutte