Form 10QSB
period 2004-09-30
CREATIVE BAKERIES INC
filed 2004-11-16
CIK 949721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark one)

(X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended September 30, 2004

                                       OR

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939 For the transition period from to

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

                             YES X          NO __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES __         NO X

As of November 15, 2004, there were 6,815,926 shares of the registrant's common stock, par value $0.001 per share, outstanding.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                      INDEX

PART I. FINANCIAL INFORMATION

         Item 1.  Condensed consolidated financial statements:

                  Balance sheet as of September 30, 2004                     F-2

                  Statement of operations for the nine and
                  three months ended September 30, 2004 and 2003             F-3

                  Statement of cash flows for the nine months
                  ended September 30, 2004 and 2003                          F-4

                  Notes to condensed consolidated financial
                  statements                                          F-5 - F-11

         Item 2.  Management's discussion and analysis of            F-12 - F-17
                  financial condition

         Item 3.  Controls and Procedures                                   F-18

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders       F-19

         Item 6.  Exhibits and reports on Form 8-K                          F-19

SIGNATURES                                                                  F-20

CERTIFICATIONS                                                       F-21 - F-22

PART I. FINANCIAL INFORMATION

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2004

                                     ASSETS

Current assets:
  Cash and cash equivalents                                           $      1,569
  Accounts receivable, less allowance for doubtful
   accounts of $400                                                        268,852
  Inventories                                                              231,370
  Prepaid expenses                                                          33,394
                                                                      ------------

    Total current assets                                                   535,185
                                                                      ------------

Property and equipment, net                                                333,825
                                                                      ------------

Other assets:
  Security deposits                                                          5,765
  Tradename and licensing agreements,
    net of amortization                                                     74,625
                                                                      ------------
                                                                            80,390
                                                                      ------------

                                                                      $    949,400
                                                                      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:

  Long-term debt, current portion                                     $     48,567
  Notes payable, officer, current portion                                  578,294
  Accounts payable                                                         555,215
  Accrued expenses                                                          91,799
  Warrants payable                                                         115,625
                                                                      ------------

    Total current liabilities                                            1,389,500
                                                                      ------------

Other liabilities:
  Long-term debt, net of current portion                                    82,168
  Notes payable, officer, net of current portion                            51,076
  Deferred rent                                                             17,340
                                                                      ------------
                                                                           150,584

Stockholders' equity (deficiency):
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 30,000,000
   shares, issued and outstanding 6,815,926 shares                           6,815
  Additional paid in capital                                            11,387,849
  Deficit                                                              (11,985,348)
                                                                      ------------
                                                                          (590,684)
                                                                      ------------

                                                                      $    949,400
                                                                      ============

                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                           Nine Months                       Three Months
                                          Ended Sept 30                     Ended Sept 30,
                                      2004             2003             2004             2003
                                  -----------      -----------      -----------      -----------
Net sales                         $ 1,746,549      $ 2,222,256      $   588,644      $   742,941

Cost of sales                       1,573,260        1,958,231          535,110          658,201
                                  -----------      -----------      -----------      -----------

Gross profit                          173,289          264,025           53,534           84,740
                                  -----------      -----------      -----------      -----------

Selling, general and
 administrative expenses              732,745          560,344          228,587          182,952
Write-off of tradename rights          17,981               --           17,981               --
Gain on sale of asset                 (10,000)              --          (10,000)              --
Cancellation of
 indebtedness                              --          (57,978)              --          (57,978)
 Interest expense                      48,941            6,860           16,474            3,037
                                      789,667          509,226          253,042          128,011
Loss from continuing
 operations                          (616,378)        (245,201)        (199,508)         (43,271)

Income from discontinued
 operations                                --          134,265               --          134,265
                                  -----------      -----------      -----------      -----------

Net income (loss)                 ($  616,378)     ($  110,936)     ($  199,508)     $    90,994
                                  ===========      ===========      ===========      ===========

Earnings per common share:
 Primary and fully diluted:
  Loss from continuing
   operations                     ($     0.10)     ($     0.04)     ($     0.03)     $      0.00
  Discontinued operations                0.00             0.02             0.00             0.02
                                  -----------      -----------      -----------      -----------

  Net income (loss) per
   common share                   ($     0.10)     ($     0.02)     ($     0.03)     $      0.02
                                  ===========      ===========      ===========      ===========

Weighted average number of
 common shares outstanding          5,991,304        5,449,680        6,631,202        5,455,446
                                  ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                          2004           2003
                                                       ---------      ---------
Operating activities:
  Loss from continuing operations                      ($616,378)     ($245,201)
  Adjustments to reconcile loss from
   continuing operations to cash used in
   operating activities:
     Depreciation and amortization                        77,710         64,869
     Common stock issued for services                    100,000          5,000
     Write-off of tradename rights                        17,981             --
     Gain on sale of equipment                           (10,000)            --
     Cancellation of indebtedness                             --        (57,978)
   Changes in other operating assets and
    liabilities from operations:
      Accounts receivable                                (93,869)      (100,637)
      Inventory                                          (57,851)         8,858
      Prepaid expenses                                    32,682         22,433
      Security deposits                                   (1,051)            --
      Accounts payable                                   192,806         45,669
      Accrued expenses                                    10,155         28,720
      Deferred rent                                       11,820        (13,242)
                                                       ---------      ---------

      Net cash used in operating activities             (335,995)      (241,509)
                                                       ---------      ---------

Investing activities:
  Purchase of property and equipment                     (93,222)            --
  Sale of tradename rights and equipments                 35,000             --
                                                       ---------      ---------

      Net cash used in investing activities              (58,222)            --
                                                       ---------      ---------

Financing activities:
  Proceeds from notes payable                             90,152         50,124
  Payment of notes payable                              (256,769)            --
  Proceeds from officers loans                           487,107        144,563
  Payment of officers' loans                              (7,227)            --
                                                       ---------      ---------

      Net cash provided by financing activities          313,263        194,687
                                                       ---------      ---------

Net decrease in cash and cash equivalents                (80,954)       (46,822)
                                                       ---------      ---------

Cash and cash equivalents, beginning of period            82,523         51,155
                                                       ---------      ---------

Cash and cash equivalents, end of period               $   1,569      $   4,333
                                                       =========      =========

Supplemental disclosures:
  Cash paid during the year for:
    Interest:                                          $  25,786      $      --
                                                       =========      =========


                See notes to consolidated financial statements.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At September 30, 2004, the Company had no uninsured cash balances.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


4.    Accounts receivable:

      Following is a summary of receivables at September 30, 2004:

          Trade accounts                                    $ 269,252
          Less allowance for doubtful accounts                   (400)
                                                            ---------

                                                            $ 268,852
                                                            =========

5.    Inventories:

      Inventories at September 30, 2004 consist of:

          Finished goods                                      $ 98,569
          Raw materials                                         57,619
          Supplies                                              60,182
          Work in process                                       15,000
                                                              --------

                                                              $231,370
                                                              ========


6.    Property and equipment:

      The following is a summary of property and equipment at September 30, 2004.

          Baking equipment                                  $1,482,810
          Furniture and fixtures                               100,998
          Leasehold improvements                               180,422
                                                            ----------
                                                             1,774,230

          Less: Accumulated depreciation
                  and amortization                           1,430,405
                                                            ----------
                                                            $  333,825
                                                            ==========

      Depreciation expense was $60,409 and $60,369 respectively, for the nine months ended September 30, 2004 and 2003.

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


7.    Loan acquisition costs:

      The Company incurred loan acquisition costs for October 2003 in the amount of $16,957 in connection with one of the notes payable financings the Company entered into in 2003. In June 2004, the related note was paid in full and the remaining acquisition costs were expensed. Loan amortization expense for the three and nine months ended September 30, 2004 were $0 and $12,798.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


8.    Tradename and licensing agreements:

      On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $4,500 for each of the nine months ended September 30, 2004 and 2003.

      The Company had a licensing agreement for the use of the trademark and name of one of its subsidiaries and various recipes and methods used in the production of baked and other goods. The agreement calls for royalties to be paid upon reaching certain sales levels by the licensee. The trademark rights were sold on August 26, 2004 for $25,000.

9.    Notes payable to executive officer:

      Note dated May 21, 2004 in the amount of $54,000, payable on demand, with interest at the rate of 8.5% per annum. The note is secured by all of the Company's assets. This note consolidates in a single promissory note several loan advances received by the Company in the first quarter of 2004 plus an additional $20,000 during the quarter ended June 30, 2004.

      Note dated June 15, 2004 in the amount of $317,000, with interest at the rate of 13% per annum. Interest payments are due on the last day of each month with the note maturing on August 31, 2004. The note is secured by all of the Company's assets. The note has been extended to November 30, 2004.

      This note repaid and retired a former note payable in the amount of $250,000 that was to become due on August 31, 2004.

      Note payable effective April 2, 2003 in the original amount of $54,000, with a variable interest rate that was 8.4% at September 30, 2004. Monthly payment of principal and interest are approximately $1,300. Note is unsecured and due on demand. The outstanding balance on the loan was $47,022 at September 30, 2004.

      Note dated January 1, 2003 in the original amount of $88,000 with an interest rate of 8.5% per annum. Interest only payments are due for the first eighteen months and principal and interest are due monthly thereafter until the maturity date of December 31, 2005. The balance on the note was $102,941 at September 30, 2004 including accrued interest.

      Note dated September 30, 2004 in the amount of $108,407, payable on demand, with interest at the rate of 8.5% per annum. The note is secured by all of the Company's assets. This note consolidates in a single promissory note several loan advances received by the Company in the third quarter of 2004.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


9.    Notes payable to executive officer (continued):

      Maturities for the next five years are as follows:

          September 30, 2005                                  $578,294
          September 30, 2006                                    26,854
          September 30, 2007                                    11,400
          September 30, 2008                                    11,400
          September 30, 2009                                     1,422
                                                              --------

                                                              $629,370
                                                              ========

10.   Long-term debt:

      Note dated May 25, 2004 in the amount of $31,000, payable on demand, with interest at the rate of 8.5% per annum. The note is secured by all of the assets of the Company. This note consolidates in a single promissory note several loan advances received in during 2004. The holder of the note is a member of the Board of Directors.

      Capitalized lease with an order date of March 9, 2004, in the amount of $47,940 plus a 10% buyout amount of $4,794. Monthly payments of principal and interest in the amount of $1,051 commencing April 7, 2004, payable over 60 months. The lease matures in April 2009. The balance of the lease was $48,911 at September 30, 2004. The note is guaranteed by a member of the Board of Directors.

      Note payable effective August 18, 2003 in the original amount of $50,000, with a variable interest rate that was 8.25% at September 30, 2004. Monthly payments of principal and interest are approximately $1,000. Note is unsecured and due on demand. The outstanding balance on the loan was $48,324 at September 30, 2004. The holder of the note is a member of the Board of Directors.

      Note dated June 28, 2004 in the amount of $2,500, payable on demand, with interest at the rate of 8.5% per annum. The holder of the note is a member of the Board of Directors.

      Maturities for the next five years are as follows:

          September 30, 2005                                  $ 48,567
          September 30, 2006                                    16,542
          September 30, 2007                                    17,400
          September 30, 2008                                    18,214
          September 30, 2009                                    19,488
          Thereafter                                            10,524
                                                              --------

                                                              $130,735
                                                              ========

11.   Common Stock:

      During the quarter ended June 30, 2004 the Company issued 314,715 shares of its common stock upon exercise of warrants.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

11.   Common Stock (continued):

      The issuance of the common stock was exempt from registration  pursuant to
      Section 4(2) of The Securities Act of 1933, as amended.

12.   Commitments and contingencies:

      The Company rents office, plant and warehouse space in New Jersey under a five-year lease that expires August 31, 2008. Rental expense for the nine months ended September 30, 2004 and 2003 was $149,351 and $180,838, respectively.

      The minimum future rentals on the facilities are as follows:

          September 30, 2005                                   145,000
          September 30, 2006                                   156,500
          September 30, 2007                                   162,500
          September 30, 2008                                   154,000
                                                              --------

                                                              $618,000
                                                              ========

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

      The Company entered into an agreement for legal services commencing November 1, 2003. The agreement calls for half of the monthly retainer fee of $1,500 to be paid through the issuance of an equivalent number of restricted common shares based on an agreed upon market value formula. At September 30, 2004 18,682 shares of the Company's common stock was due under the agreement.

13.   Concentration of Credit Risk

      As of September 30, 2004, the Company had included in accounts receivable two customers whose outstanding balances equaled or exceeded 10% of total accounts receivable. If either of the customers should default, it could have a significant impact on the Company's operation.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


14.   Income taxes:

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

      The Company has a loss carryforward of $9,860,154 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2023.

15.   Warrants:

      At September 30, 2004 the Company had outstanding 1,156,250 common stock purchase warrants with an exercise price of $.6875 each, which expire on December 31, 2004. These warrants are the same warrants as described in
      Note 12, commitments and contingencies, and are exercisable as described in Note 12 or they can be used to purchase 40% of one share of common stock per one warrant. The warrants are included in the computation of outstanding stock options and warrants as described in the Company's December 31, 2003 annual report filed on Form 10-KSB.

                    CREATIVE BAKERIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

      Reconciliation of shares used in computation of earnings per share:

                                                    2004          2003
                                                  ---------     ---------

          Weighted average of shares actually
            outstanding                           5,991,304     5,449,680
                                                  =========     =========
          Common stock purchase warrants
          Primary and fully diluted weighted
            average common shares outstanding     5,991,304     5,449,680
                                                  =========     =========

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The company continues to seek additional financing required for its continued operations. The company continues to streamline its operations. This includes upgrading its accounting, shipping and receiving departments as well as funding a quality control staff. Established quality assurance systems must be in place to attract both domestic and international high volume distributors.

      Increased cost of staff as well as historically high costs of raw materials and freight contributed to the third quarter loss of $ 199,508. The $ 154,297, reduction in gross sales for the third quarter of 2004 as compared to the same period of 2003, can be attributed to raising prices on marginally priced items (muffins and mini cakes), The result was retailers either purchasing from a different vendor or discontinuing the items.

      New products have been developed to support items for export and the low carbohydrate markets.

      Management will continue to refine operations and control costs. Active solicitation for companies to be acquired by or merged, continue to be evaluated.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

      The Company had consolidated net sales of $588,644 and $742,941 for the three months ended September 30, 2004 and 2003 respectively, a decrease of $154,297, or 20.8%. Consolidated net sales for the nine months ended September 30, 2004 and 2003 were $1,746,549 and $2,222,264 respectively, a decrease of $475,715, or 21.4%. The decrease in sales is a result of raising prices for which customers either changed vendors or discontinued items.

      The cost of sales were $535,110 and $658,201 and $1,573,260 and $1,958,231 for the three and nine months ended September 30, 2004 and 2003 respectively, a decrease of $123,091 (18.7%) and $384,971 (19.7%) respectively. The reduction was a direct result of the decreased sales. The gross profit percentages for the three and nine months ended September 30 average 9.1% and 9.9% respectively. The inability to purchase ingredients efficiently, due to poor cash flow, and the slow summer season, were the leading contributors to these decreases.

      Selling, general and administrative expenses however, totaled $228,587 and $182,952 for the three months ended September 30, 2004 and 2003 and $732,745 and $560,344 for the nine months ended September 30, 2004 and 2003 respectively. This was an increase of $45,635 (24.9%) and $172,401 (30.8%) respectively. This was a result of managements upgrade of various departments personnel.

      During the quarter ended September 30, 2004, the Company wrote off the balance of trademark rights after selling such rights for $25,000. Additionally, the Company sold fully depreciated equipment for $10,000. There were no similar transactions for the quarter ended September 30, 2003.

      The company had a cancellation of debt in the three months ended September 30, 2003 of $57,978, which was a result of renegotiating its current warehouse lease. The write-off was for an accumulated rent straight-lining liability. There was no cancellation of debt as of September 30, 2004.

      Interest expense was $16,474 and $3,037 for the three-months ended September 30, 2004 and 2003 respectively, an increase of $13,437 or 442.4%. The increase of $42,081 or 613.4% to $48,941 from $6,860 for the nine months ended September 30, 2004 and September 30, 2003 were due substantially to additional loans from the Chairman and Chief Executive Officer and a second director.

SEGMENT INFORMATION

      Not applicable since retail operations were discontinued.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

      As of September 30, 2004, the Company had a negative working capital from continuing operations of approximately $854,315 as compared to a negative working capital of $372,879 at September 30, 2003.

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

      If We Are Unable to Obtain Additional Funds, We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

      Management believes that profitable operations are essential for the Company to become viable. The present business plan contemplates profitable operations will be achieved. However, in the event that profitable operations are not achieved, our present financial resources should allow us to continue operations through December 31, 2004. If additional financing is required and not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels or at all. We are engaged in seeking additional financing and we continue to impose actions designed to minimize our operating loses. We would consider strategic opportunities, including investment in the Company, a merger or other acceptable transactions, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurances that additional capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional financing or to arrange a suitable strategic opportunity, our business will be placed in significant financial jeopardy.

      Our Independent Auditors have Stated that Our Recurring Losses from Operations and Our Accumulated Deficit Raise Substantial Doubt About Our Ability to Continue as a Going Concern.

      The report of our independent Certified Public Accountants dated March 17, 2004 for the December 31, 2003 consolidated financial statements contained an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

      Our Financial Condition Has Adversely Affected Our Ability to Pay Suppliers on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations Necessary to Continue Shipment and Sales of Our Products.

      As of September 30, 2004 our accounts payable totaled $555,215 of which $105,109 were over sixty (60) days old. While we have negotiated payment plans with our major suppliers and vendors whereby we pay C.O.D. with a nominal pay down of any past due amounts, there can be no assurances that we will be able to continue these payment plans or obtain the necessary materials and/or ingredients to produce our baked goods. If we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers will be jeopardized and we will be unable to obtain critical supplies and services to maintain and continue to manufacture, ship and to sell our products.

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

      We have previously procured financing to continue our operations at arms length transaction from the following directors: Ronald L. Schutte, the Chief Executive Officer and Chairman of the Board, in the amount of $629,370 and Anthony J. Merante, a Director of the Company, in the amount of $79,324. We intend to grant security interest to these two directors.

      We HAVE Incurred Losses in the Past and We Expect To Incur Losses in the Future.

      We have incurred losses in each year since our inception. Our net loss after write off of certain old liabilities, for the fiscal year ended December 31, 2003 was $146,614 and our accumulated deficit as of December 31, 2003 was $11,368,970. We expect operating losses to continue for the foreseeable future as we continue our marketing and sales activities and conduct additional development of our products.

                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

      The Price of Our Common Stock is Subject to Volatility

      Our Common Stock has traded as low as $.06 per share and as high as $1.02 per share in the twelve (12) month ended September 30, 2004. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

      Our Common Stock is Currently Traded on the Over-The-Counter-Bulletin-Board and an Investor's Availability to Trade Our Common Stock May Be Limited by Trading Volume

      The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the month ended September 30, 2004 was approximately 3,772 shares.

                          RISKS RELATED TO OUR BUSINESS

      We are Currently Dependent on a Few Major Customers for a Significant Portion of Our Revenues

      We currently record sales from approximately 53 customers. None of these customers account for 10% of our revenues. We intend to establish long-term relationships with our customers and continue to expand our customer base. While we diligently seek to become less dependent on any one customer, it is likely that certain business relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future.

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

      Possible Adverse Effect of Issuance of Preferred Stock

      Creative Bakeries' Restated Certificate of Incorporation authorizes the issuance of 1,000,000 (increased to 2,000,000 at August 4, 2004 annual meeting ) shares of Preferred Stock, with designations, rights and preferences as determined from time to time by the Board of Directors. As a result of the foregoing, the Board of Directors can issue, without further shareholder approval, Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock could, under certain circumstances, discourage, delay or prevent a change in control of the Company.

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2004.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


      The company held its 2004 Annual Meeting of Stockholders on August 4, 2004 with the following proposal being submitted:

1. To elect six directors of the Company to hold office until their successors are elected and have been qualified.

2. To approve authorization to the Board of Directors to amend the Certificate of Incorporation to authorize a reverse split of the outstanding shares of common stock in any split ratio between 1:2 and 1:25 at the discretion of the Board of Directors.

3. To approve an increase of authorized capital stock from 10,000,000 shares of common stock to 30,000,000 shares of common stock and from 1,000,000 shares of preferred stock to 2,000,000 shares of preferred stock.

4. To approve authorization of the Board of Directors to amend the Certificate of Incorporation at their discretion to change the name of the Company.

5. To approve Creative Bakeries, Inc. 2004 Stock Incentive Plan.

6. To ratify the appointment of Zeller, Weiss, & Kahn, LLP as Creative Bakeries, Inc.'s independent auditors for the fiscal year ending December 31, 2004.

7. To transact any other business that may properly come before the meeting or any adjournment or postponement thereof.

      The record date for determining stockholders eligible to vote at the meeting was June 11, 2004. On the record date, there were 6,501,211 shares of the Company's common stock outstanding and eligible to vote. There were present at the meeting 5,425,637 shares, representing 83.46% of the common stock outstanding.

Each nominee for the Board of Directors was elected at the 2004 Annual Meeting. The following number of votes was cast for and against each nominee.

                                     For               Against
                                     ---               -------

          Ronald Schutte           4,556,537             0
          Vincent Bocchimmuzzo     4,937,037             0
          Anthony Merante          4,937,037             0
          Carmelo L. Foti          4,937,037             0
          Ben Borsellino           4,937,037             0
          David Rabe               4,937.037             0

The stockholders also approved the five remaining proposals. The following votes were tabulated.

                                        For          Against       Abstain
                                        ---          -------       -------

          Proposal             2     4,921,312        23,500       480,825
          Proposal             3     4,551,537       394,100       480,000
          Proposal             4     4,939,037         6,600       480,000
          Proposal             5     2,947,236       393,900     2,084,501
          Proposal             6     4,939,037         4,600       482,000
          Proposal             7     4,484,183       389,200       552,254


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


Dated November 15, 2004


          Signatures                                  Title
          ----------                                  -----

  /s/Ron Schutte                    President, Chief Executive Officer/Director
-----------------------------
  Ron Schutte