Form 10KSB
period 2004-12-31
Brooklyn Cheesecake & Desert Com
filed 2005-04-15
CIK 949721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.

                  For the fiscal year ended: December 31, 2004

                         Commission File Number: 0-13984

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (Formerly Creative Bakeries, Inc.)
                 (Name of Small Business Issuer in Its Charter)

             New York                                    13-3832215
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    20 Passaic Avenue, Fairfield, NJ                        07004
    --------------------------------                        -----
(Address of Principal Executive Offices)                  (Zip Code)

      Issuer's telephone number:                         (973) 808-8248


         Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
      Title of Each Class                              on Which Registered
      -------------------                              -------------------
Common Stock, $.001 per share                                  OTCBB

      Securities registered under Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year was $3,035,323. As of December 31, 2004 there were 8,495,296 shares of Company's Common Stock, par value $.001 per share, outstanding. The aggregate market value of the voting stock of the issuer held by non-affiliates on December 31, 2004 was approximately $466,147.

      Transitional Small Business Disclosure Format (check one):Yes __No _X_

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

      Item 1.  Description of Business                                         3

      Item 2.  Description of Property                                         5

      Item 3.  Legal Proceedings                                               5

      Item 4.  Submission of Matters to a Vote of Security Holders             5

                                                   PART II

      Item 5.  Market for Common Equity and Related Stockholder
               Matters                                                         5

      Item 6.  Management's Discussion and Analysis of Financial
               Condition and Plan of Operations                                6

      Item 7.  Financial Statements                                           13

      Item 8.  Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure                            32

      Item 8A. Controls and Procedures                                        32

           Item 8B.     Other Information                                     33

                                    PART III

      Item 9.  Directors and Executive Officers of the Registrant             33

      Item 10. Executive Compensation                                         34

      Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
35

      Item 12. Certain Relationships and Related Transactions                 35

      Item 13. Exhibits                                                       36

      Item 14. Principal Accountant Fees and Services                         40


      SIGNATURES                                                              41

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      Brooklyn Cheesecake & Desserts Company, Inc. ("Brooklyn Cheesecake" or the "Company"), offers a high-end gourmet line of premium quality frozen cheesecakes, sugar free cheesecakes, traditional apple cakes, and tart shells. The products are marketed and distributed on a wholesale basis through foodservice distributors, export, fund raising distributors and e-commerce.

      Brooklyn Cheesecake & Desserts Company, Inc. was incorporated in November 1993. The Company's executive offices are located at 20 Passaic Avenue, Fairfield, NJ 07004 and its telephone number is (973) 808-8248.

      The Company's operates through its wholly owned subsidiary Brooklyn Cheesecake & Desserts Company.

PRODUCTS

Baked Goods

      The Brooklyn Cheesecake & Desserts Company Subsidiary markets a full line of premium quality frozen baked products such as cheesecakes, apple cakes and tart shells. We continue to work toward developing new products and seek to cater to specific customer requests.

Kosher Foods

      Kosher foods generally are consumed by persons of the Jewish faith as well as Muslims, Seven Day Adventists and others who perceive kosher certification as a seal of purity. Kosher is a biblical term originally used to denote that which is "fit" and "proper".

      Our wholly owned subsidiary Brooklyn Cheesecake & Desserts Company has kosher certification and we believe that we can capitalize on the projected growth of this market. We believe that our kosher certifications will enable us to better penetrate certain market areas despite the fact that our products are currently not kosher for Passover.

CUSTOMERS

      Our operating subsidiary sells its products through food distributors to hotels, hospitals and institutional feeders such as corporate caters, restaurants, coffee shops etc. The products are also sold retail through food distributors and direct to supermarket distribution centers as well as exported to Japan and sold through high-end school and organization fundraiser distributors.

      We accounted for sales from one customer of 26% of our total sales for the year ended December 31, 2004. For the year ended December 31, 2003 sales to two customers accounted for 16% and 17% of total sales.

INGREDIENTS AND PRINCIPAL SUPPLIERS

      We seek to use only the highest quality ingredients available. We inspect all raw ingredients before their intended use.

      The primary ingredients that we use consist of cream cheese, flour, eggs, sugar, and chocolate. All ingredients that we use are subject to substantial price fluctuations. Historically we have been able to pass any significant price increases in ingredients through to our customers however, no assurance can be given that we will be able to continue this practice in the future. Any substantial increase in the prices of ingredients could, if not offset by a corresponding increase in product prices, have a material adverse effect on our business, financial condition or results of operations. We do not believe the loss of any of our suppliers would have a material adverse effect on our business and believe that other suppliers could readily provide such products if necessary.

DISTRIBUTION AND MARKETING

      Our Brooklyn Cheesecake & Desserts subsidiary bakes all of its products in our Fairfield, New Jersey facility. Although utilization of the facility varies based on seasonal fluctuation, the facility operates on a five day a week basis. We believe that the Brooklyn Cheesecake & Desserts Company subsidiary has the capacity to meet future requirements. Our Brooklyn Cheesecake & Desserts Company subsidiary delivers 31% of its products by common carrier trucks to its institutional/wholesale customers. About 69% of its customers pick up their orders directly at our bakery and utilize their own distribution networks.

      Historically, we have relied upon word-of-mouth and customer satisfaction to market our products to new customers and to make existing customers aware of new products.

COMPETITION

      The baking industry is a highly competitive and highly fragmented industry. We compete with national, regional and local bakeries as well as supermarket chains that have in-store bakeries. Many of these competitors are larger, more established and have greater financial and other resources. Competition in both the retail and institutional/wholesale baking industry is based on product quality, brand name loyalty, price and customer service.

TRADEMARKS

      Our JMS subsidiary has a trademark and design registered with the United States Patent and Trademark office for the mark The Healthy Bakery(R) (US Registration No. 1,644,559) and has a pending application for the marks Brooklyn Cheesecake Company Inc.(Serial # 78/324,044) and Brooklyn Cheesecakes & Desserts Company, Inc. (Serial # 78/324,035). While the Company believes that the trademarks are valid and enforceable, there can be no assurance as to the degree of protection its registered trademarks will afford the Company.

PLAN OF OPERATION

      Future mergers and acquisitions:

      The Company continues to seek business in markets it does not currently serve and is continuing to pursue mergers and acquisition opportunities.

GOVERNMENT REGULATION

      We are subject to numerous state regulations relating to the preparation and sale of food. We are also subject to federal and state laws governing our relationship with employees, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements. The failure to obtain or retain required food licenses or to be in compliance with applicable governmental regulations, or any increase in the minimum wage rate, employee benefits costs (including costs associated with mandated health insurance coverage) or other costs associated with employees, could adversely affect our business, results of operations or financial condition.


EMPLOYEES

      As of December 31, 2004, Brooklyn Cheesecake & Desserts Company had approximately 34 employees, of which 20 are full-time production, 10 are seasonal production, and 3 in administration and 1 in an executive position. The Brooklyn Cheesecake & Desserts Company Subsidiary does not have a union and the Company believes that the relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

      We currently lease our 27,362 square foot baking facility and corporate headquarters in Fairfield, New Jersey. We have a lease that extends through August 31, 2008. We believe that our present facility is well maintained, in good condition and is suitable for us to continue to operate and meet our production needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDING

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BCAK" effective February 23, 2005. Prior to that, the Company's Common Stock was quoted on the OTCBB under the symbol "CBAK". The following table sets forth the range of quarterly high and low bid prices, as reported during the last two fiscal years.

Period                                           High      Low
------------------------------------------

FISCAL YEAR 2003:
First Quarter                                      .15    .04
Second Quarter                                     .12    .10
Third Quarter                                      .10    .04
Fourth Quarter                                     .12    .06

Fiscal Year 2004:
First Quarter                                    1.02     .07
Second Quarter                                     .50    .14
Third Quarter                                      .35    .12
Fourth Quarter                                     .12    .06


      The number of shareholders of record of the Common Stock on December 31, 2004 was 55 excluding 2,579,578 shares of Common Stock held by Cede & Co. The Company believes that it has in excess of 200 shareholders.

      The Company has never paid cash dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The payment of future cash dividends is subject to the discretion of the Board of Directors and will depend upon the Company's earnings (if any), general financial condition, cash flows, capital requirements and other considerations deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

GENERAL - Recent Developments

      Management has streamlined the company's product line to focus on the production of cheesecake, tart shells and apple cakes. The margins and markets for the three categories preserved offer the greatest earnings potential.

      Branding opportunities for cheesecake packaged under the Brooklyn Cheesecake & Desserts Company label continue to be expanded. A commercial grade web site is in the process of being developed. The site is anticipated to be launched by the end of April 2005. Target audiences include both individual and corporate gift givers.

      Private label opportunities have also been expanded for both cheesecake and tart shells. Distribution of cheesecake in Japan has been increasing at a steady level.

      Management will continue to refine operations and reduce costs. The Company has been approved for a grant from the State of New Jersey to obtain ISO 9000 certification. This is a quality management program, which is certified by third party auditing. This certification is international recognized

      As of December 31, 2004, and to the extent the Company may have taxable income in future periods; there is an available net operating loss for federal income tax purposes of approximately $8,886,000, which can be used to reduce the tax on income up to that amount through the year 2024.

BUSINESS STRATEGY

      The Company's business strategy is comprised of the following:

      Institutional/Wholesale: The Company plans to increase its penetration in the institutional/wholesale food market by expanding its marketing efforts to restaurants, hotels and corporate dining facilities and by offering its products to supermarkets on a national basis. The Company plans to expand both its product line and geographic distribution through the following strategies:

      - Expand geographic distribution by acquiring new food distributors in the state of Connecticut and in the Philadelphia Pennsylvania areas as well as key distributor areas throughout the United States. To do this, the Company intends to appoint food brokers in various states to handle sales on a commission-only basis.

      -     Develop Web Site for E-Commerce business

      -     Obtain ISO 9000 Certification

      - Enter into co-packing arrangements whereby the Company would produce private label products for other bakery operations.

      Kosher Foods. The Company also is seeking to benefit from the growth of the kosher food industry. According to prepared foods, the food industry trade publication, the kosher food industry generated approximately $33 billion in sales in 1994 and has been growing at a rate of approximately 15% per annum. The Company's Brooklyn Cheesecake & Desserts Subsidiary has a kosher certification and the Company believes that it can benefit from the projected growth of this market.

BUSINESS PHILOSOPHY

      High Quality Ingredients. The Company believes that developing and maintaining premium quality products is the key to its future success. The Company uses the highest quality ingredients in its products including, cream cheese, whole eggs, premium fruits, nuts, and chocolates blended for the Company's unique recipes. The Company seeks to maintain rigorous standards for freshness, quality, and consistency.

      Customer Service. The Company depends on and enjoys a high rate of repeat business. The Company believes that the quality of the relationship between its employees and its customers is critical to its success. The Company strives to hire and train well-qualified, highly motivated employees committed to providing superior levels of customer service.

RESULTS OF OPERATIONS

      The Company's consolidated revenues from continuing operations aggregated $3,035,323 and $3,369,742 for the years-ended December 31, 2004 and 2003 respectively, a decrease of $334,419, or 9.9%. This is in comparison to an increase of $51,654, or 1.6%, to $3,369,742 from $3,318,088 for the years-ended December 31, 2003 and 2002 respectively. The decrease in 2004 is a result of raising prices for which customers either changed vendors of discontinued items. The increase in 2003 is due to the increase in cheesecake sales.

      The cost of goods sold were $2,555,536 and $2,904,140 for the years-ended December 31, 2004 and 2003 respectively, a decrease of $348,604, or 12%; as opposed to an increase of $10,914, or 0.4%, to $2,904,140 from $2,893,226 for the years-ended December 31, 2003 and 2002 respectively. The decrease in 2004 was due to the decrease in sales. Cost of goods sold increased in 2003, due to an increase in sales.

      Selling, general and administrative expenses were $963,669 and $784,253 for the years-ended December 31, 2004 and 2003 respectively, an increase of $179,416, or 22.9%. This is in comparison to an increase of $147,951, or 23.3%, to $784,253 from $636,302 for the year-ended December 31, 2003 and 2002 respectively. The 2004 increase was a result of management's upgrading of various department personnel. The increase in 2003 was due in part to additional legal fees.

      In 2003, the Company had a cancellation of debt, which was a result of renegotiating its current warehouse lease. The write-off was for an accumulated rent straight-lining liability of $57,978. There was no cancellation of debt in 2004.

      During 2004 the Company wrote-off the $42,981, balance of trade name rights after selling such rights for $25,000. Additionally, the Company sold fully depreciated equipment for $10,000. There were no similar transactions in 2003.

      Interest expense increased in 2004 to $96,213 from $20,206, an increase of $76,007, or 376.2%, in comparison to an increase in 2003 to $20,206 from $2,055, an increase of $18,151, or 883%. The 2004 and 2003 increases were a result of increased borrowing.

      Other income of $13,752 is the final payment of royalties from the sale of the batterbake line. There was no similar transaction in 2003.

      The loss from continuing operations increased in 2004 to $574,324 from $280,879, an increase of $293,445, or 104.5%. This is in comparison to an increase in 2003 to $280,879 from $213,945 in 2002, an increase of $66,934, or
31.3%.

      Income from discontinued operations was $134,265 for the ended December 31, 2003. This income was a result of the write off of old accounts payable related to the WGJ Desserts operation sold in 1998. Management wrote-off the payables since the statute of limitations had expired. The aggregate of these adjustments amounted to a net loss in 2004 of $574,324 and net loss in 2003 of $146,614, a decrease in income of $427,710, or 291.72%. This is in comparison to a net loss in 2003 of $146,614 and net income in 2002 of $166,227, a decrease in income of $312,841, or 188%.

SEGMENT INFORMATION

      Not applicable since retail operations were discontinued.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

      As of December 31, 2004, the Company had a negative working capital of $659,923 as compared to a negative working capital of $493,733 at December 31,2003.

      During 2004, the Company was able to secure a $317,000 loan from the chairman of the Board of Directors. Additionally, the Company received loans from the chairman and another director totaling $104,000 (see Certain Relationships and Related Transactions). The proceeds of the loans were used to acquire equipment and for working capital.

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

RISK FACTORS

      The Follot 6 0 wing information sets forth facts that could cause our actual results to differ materially from those contained in forward looking statements we have made in this annual report and those we may make from time to time.

      If We Are Unable to Obtain Additional Funds, We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

      Management believes that profitable operations are essential for the Company to become viable. The present business plan contemplates profitable operations will be achieved. However, in the event that profitable operations are not achieved, our present financial resources should allow us to continue operations through June 30, 2005. If additional financing is required and not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels or at all. We are engaged in seeking additional financing and we continue to impose actions designed to minimize our operating loses. We would consider strategic opportunities, including investment in the Company, a merger or other acceptable transactions, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurances that additional capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional financing or to arrange a suitable strategic opportunity, our business will be placed in significant financial jeopardy.

      Our Independent Auditors have Stated that Our Recurring Losses from Operations and Our Accumulated Deficit Raise Substantial Doubt About Our Ability to Continue as a Going Concern.

      The reports of our independent Certified Public Accountants dated March 15, 2005 and March 17, 2004 for the December 31, 2004 and 2003 consolidated financial statements, respectively contained an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

      Our Financial Condition Has Adversely Affected Our Ability to Pay Suppliers on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations Necessary to Continue Shipment and Sales of Our Products.

      As of December 31, 2004 our accounts payable totaled $450,981 of which $33,235 were over sixty (60) days old. While we have negotiated payment plans with our major suppliers and vendors, there can be no assurances that we will be able to continue these payment plans or obtain the necessary materials and/or ingredients to produce our baked goods. If we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers will be jeopardized and we will be unable to obtain critical supplies and services to maintain and continue to manufacture, ship and to sell our products.

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

      We have previously procured interim financing to continue our operations at arms length transaction from the following directors: Ronald L Schutte, the Chief Executive Officer and Chairman of the Board, in the amount of $633,560 and Anthony J. Merante, Director of the Company, in the amount of $85,931. A $317,000 note to Mr. Schutte is secured by all the assets. In the event of default, the directors will obtain, in addition to other remedies, the right to all of our assets as well as the right to appoint qualified members to our Board of Directors that would constitute a majority.

      We Have Incurred Losses in the Past and We Expect To Incur Losses in the Future.

      We have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2004 was $574,324 and our accumulated deficit as of December 31, 2004 was $11,943,294. We expect operating losses to continue through 2005 as we continue our marketing and sales activities and conduct additional development of our products.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

      The Price of Our Common Stock is Subject to Volatility

      Our Common Stock has traded as low as $.06 per share and as high as $1.02 per share in the twelve (12) month ended December 31, 2004. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

      The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2004 was approximately 4,712 shares.

RISKS RELATED TO OUR BUSINESS

      We are Currently Dependent on a Few Major Customers for a Significant Portion of Our Revenues

      We currently record sales from approximately 31 customers. One customer and two customers accounted for in excess of 10% of our revenues in the years ended December 31, 2004 and 2003, respectively. We intend to establish long-term relationships with our customers and continue to expand our customer base. While we diligently seek to become less dependent on any one customer, it is likely that certain business. The loss of one or more of these significant customers may result in a material adverse effect on our revenues and our ability to become profitable or our ability to continue our business operations.

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

      We Use Certain Names that Do Not Have Protection under Federal or State Trademark Laws.

      Our use of the names, "Brooklyn Cheesecake & Desserts Company, Inc.," "Brooklyn Cheesecake Company, Inc." and "Brooklyn Cheesecake & Desserts
Company," under which Brooklyn Cheesecake & Desserts Company, Inc. conducts business and has established goodwill may be subject to legal challenge since there are other businesses operating under similar names and we have not registered trademarks for these names with either federal or state agencies. In addition, we utilize packaging with depictions of the Brooklyn Bridge in designed or stylized formats in conjunction with the names, "Brooklyn Cheesecake Company, Inc." and "Brooklyn Cheesecake & Deserts Company," which have not been registered with either federal or state agencies. In that we do not possess registered trademarks for our trade names or trade dress, we may face opposition to our usage of same that may require us to discontinue usage of certain trade names or packaging, which in turn will require us to re-establish goodwill associated with our product names and packaging. We are seeking trademark registrations with the United States Patent and Trademark Office but there can be no assurances that we will be successful in obtaining a registered mark.

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

      Geographic Concentration in New York City Tri-State Area

      Most of Brooklyn Cheesecake & Desserts Company, Inc. retail and institutional/wholesale customers are located in the New York City metropolitan area. Adverse changes in economic conditions in the New York City metropolitan area are more likely to affect the Company's business, financial condition and results of operations than if its operations were spread over a larger market area.

      Government Regulation: Maintenance of Licenses and Certification

      Brooklyn Cheesecake & Desserts Company, Inc. is subject to numerous state regulations relating to the preparation and sale of food. It is also subject to federal and state laws governing the Company's relationship with employees, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements. The failure to obtain or retain the required food licenses or to be in compliance with applicable governmental regulations, or any increase in the minimum wage rate, employee benefits costs (including costs associated with mandated health insurance coverage) or other costs associated with employees, could adversely affect our business, financial condition or results of operations. In addition, the Company's products are certified as kosher by independent entities. We believe that we will continue to meet the kosher certification requirements. However, the failure to retain or obtain such certification in the future could have a material adverse effect on our business, financial condition or results of operations.

      Continuing Changes in Food Service Industry

      The results of operations of food service businesses are affected by, among other things, changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing units. Multi-unit food service companies also can be substantially adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating difficulties stemming from one unit or a limited number of units, or health concerns as to particular types of food or methods of preparing food. There can be no assurance that the Company will be able to maintain the quality of its food products. In addition, dependence on frequent deliveries of fresh ingredients subjects food service businesses to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients.

      Competition

      The baking industry is a highly competitive and highly fragmented industry. Brooklyn Cheesecake & Desserts Company, Inc. competes with national, regional and local bakeries as well as supermarket chains that have in-store bakeries. Many of these competitors are larger; more established and have greater financial and other resources than we do. Competition in both the retail and institutional/wholesale baking industry is based on product quality, brand name loyalty, price and customer service. Competitors with significant economic resources in the baking industry could, at any time, enter the wholesale or retail bakery/cafe business.

      Quarterly Fluctuations; Seasonality; Possible Volatility of Stock Price

      Brooklyn Cheesecake & Desserts Company, Inc. operating results may be subject to seasonal fluctuations, especially during the Thanksgiving, Christmas, Chanukah, Easter and Passover seasons. Such variations could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock markets in the United States have, from time to time, experience significant price and volume fluctuations that are unrelated or disproportionate to the operating performance of individual companies. Such fluctuations may adversely affect the price of the Company's Common Stock.

      Possible Adverse Effect of Issuance of Preferred Stock

      Brooklyn Cheesecake & Desserts Company, Inc Restated Certificate of Incorporation authorizes the issuance of 2,000,000 shares of Preferred Stock, with designations, rights and preferences as determined from time to time by the Board of Directors. As a result of the foregoing, the Board of Directors can issue, without further shareholder approval, Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock could, under certain circumstances, discourage, delay or prevent a change in control of the Company.

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


ITEM 7. FINANCIAL STATEMENTS


Report of Sherb & Co., LLP, Independent Registered Public
  Accounting Firm                                                             14

Independent Auditors' Report                                                  15

Consolidated Balance Sheet                                                    16

Consolidated Statements of Operations                                         17

Consolidated Statements of Stockholders' Equity (Deficiency)                  18

Consolidated Statements of Cash Flows                                         19

Notes to Consolidated Financial Statements                                 20-31

             Report of Independent Registered Public Accounting Firm


To The Board of Directors and shareholders
Brooklyn Cheesecake & Desserts Company, Inc.

      We have audited the accompanying consolidated balance sheet of Brooklyn Cheesecake & Desserts Company, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2004, and the results of its operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from continuing operations for the years ended December 31, 2004 and 2003 and as of December 31, 2004 has a working capital deficiency in the amount of $659,923, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in the notes to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Certified Public Accountants

New York, New York
March 15, 2005

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Brooklyn Cheesecake & Desserts Company, Inc.

      We have audited the accompanying consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended December 31, 2003 of Brooklyn Cheesecake & Desserts Company, Inc. (formerly Creative Bakeries, Inc.). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Brooklyn Cheesecake & Desserts Company, Inc. (formerly Creative Bakeries, Inc.) for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from continuing operations for the year ended December 31, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in the notes to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



ZELLER WEISS & KAHN, LLP
March 17, 2004
Mountainside, New Jersey

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2004

ASSETS
Current assets:
  Cash and cash equivalents                                        $     35,225
  Accounts receivable, less allowance for doubtful
   accounts of $400                                                     300,331
  Inventories                                                           103,802
  Prepaid expenses                                                       49,139
                                                                   ------------
    Total current assets                                                488,497
                                                                   ------------

Property and equipment, net                                             318,475
                                                                   ------------

Other assets:
  Security deposits                                                       5,765
  Tradename ,  net of
amortization
                                                                         73,125
   Total other assets                                                    78,890
                                                                   ------------

                                                                   $    885,862
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Accounts
payable
                                                                   $    450,981
 Accrued expenses                                                        43,935
 Capital lease obligation                                                 8,424
 Notes payable                                                           46,971
 Notes payable, officer                                                 598,109
                                                                   ------------
    Total current liabilities                                         1,148,420
                                                                   ------------

Other liabilities:
  Capital lease obligation, net of current portion                       38,505
  Notes payable, net of current portion                                  41,460
  Notes Payable, officer, net of current portion                         35,451
  Deferred rent                                                          19,680
                                                                   ------------
   Total other liabilities                                              135,096
                                                                   ------------

Stockholders' deficiency:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued                                                       --
  Common stock, $.001 par value, authorized 30,000,000
   shares, issued and outstanding 8,495,302 shares                        8,495
  Additional paid in capital                                         11,537,145
  Accumulated deficit                                               (11,943,294)
                                                                   ------------
    Total stockholders' deficiency                                     (397,654)
                                                                   ------------

                                                                   $    885,862
                                                                   ============

                See notes to consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Years Ended December 31,
                                                     --------------------------
                                                        2004           2003
                                                     -----------    -----------
Net sales                                            $ 3,035,323    $ 3,369,742
Cost of sales                                          2,555,536      2,904,140
                                                     -----------    -----------
Gross profit                                             479,787        465,602

Selling, general and administrative expenses             963,669        784,253
                                                     -----------    -----------
Loss from operations                                    (483,882)      (318,651)
                                                     -----------    -----------

Change in estimate of straight-line rent                      --        (57,978)
Sale of Trade name rights                                (25,000)            --
Write-off of Trade name rights                            42,981             --
Gain on sale of assets                                   (10,000)            --
Interest expense, net                                     96,213         20,206
Other Income                                             (13,752)            --
                                                     -----------    -----------
   Total other expense (income)                           90,442        (37,772)
                                                     -----------    -----------

Loss from continuing operations                         (574,324)      (280,879)
Discontinued operations:
  Income from operations of
    New York facility                                         --        134,265
                                                     -----------    -----------

Net loss                                             ($  574,324)   ($  146,614)
                                                     ===========    ===========

Earnings per common share Basic and fully diluted:
    Continuing operations                            $     (0.09)   $     (0.05)
    Discontinued operations
                                                              --           0.02
                                                     -----------    -----------
Net loss per share                                   $     (0.09)   $     (0.03)
                                                     ===========    ===========

Weighted average number of common
     shares outstanding                                6,363,545      5,461,545
                                                     ===========    ===========

                See notes to consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                               Common Stock
                                                       ---------------------------                                        Total
                                                          Number                       Additional                      Stockholders'
                                                            of                           Paid in        Accumulated       Equity
                                                          Shares          Amount         Capital          Deficit      (Deficiency)
                                                       ------------    ------------    ------------    ------------    ------------
Balance at January 1, 2003                                5,446,750    $      5,447    $ 11,346,093     (11,222,356)   $    129,184
       Stock issued for professional services                50,000              50           4,950              --           5,000
       Reclassification of warrants payable                      --              --        (115,625)             --        (115,625)
       Net loss for the year ended December 31, 2003       (146,614)       (146,614)
                                                       ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2003                              5,496,750    $      5,497      11,235,418     (11,368,970)       (128,055)
                                                       ============    ============    ============    ============    ============

       Stock issued for salary                              665,738    $        665    $     99,935    $         --    $    100,600
       Stock issued for professional services                69,534              69          10,431              --          10,500
       Stock issued for repayment of debt                   327,869             328          49,672              --          50,000
       Stock issued for warrant                             314,715             315            (315)             --              --
       Exchange of warrants payable                       1,220,696           1,221         114,404              --         115,625
       Stock issued for Directors' fees                     400,000             400          27,600              --          28,000
       Net loss for the year ended December 31, 2004       (574,324)       (574,324)
                                                       ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2004                              8,495,302    $      8,495    $ 11,537,145    $(11,943,294)   $   (397,654)
                                                       ============    ============    ============    ============    ============

                See notes to consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                           2004           2003
                                                                         ---------      ---------
Operating activities:
    Loss from continuing operations                                      ($574,324)     ($280,879)
    Adjustments to reconcile loss from continuing
     operations to cash used in continuing operations:
       Depreciation and amortization                                       100,068         91,981
       Common stock issued for services                                    139,100          5,000
       Write-off of tradename right                                         42,981             --
       Change in straight-line rent accounting estimate                         --        (57,978)
       Interest on accrued long-term debt                                       --          7,480
Changes in operating assets and liabilities from continuing operations:
              Accounts receivable                                         (125,348)        10,294
              Inventories                                                   69,717         17,426
              Prepaid expenses                                              16,937         (2,308)
              Security deposits                                             (1,051)            --
              Accounts payable                                              84,822        (43,664)
              Accrued expenses                                             (43,926)        20,268
              Deferred rent                                                 14,160         (9,102)
                                                                         ---------      ---------
              Net cash used in operating activities                       (276,864)      (241,482)
                                                                         ---------      ---------

Investing activities:
      Purchase of property and equipment                                   (98,730)       (53,282)
                                                                         ---------      ---------
Net cash used in investing activities                                      (98,730)       (53,282)
                                                                         ---------      ---------

Financing activities:
      Proceeds from officers' notes payable                                518,388         54,000
      Proceeds from notes payable                                           59,908        300,000
      Payment of officers' note payable                                         --         (8,263)
      Payment of notes payable                                            (250,000)        (2,648)
      Loan acquisition costs                                                    --        (16,957)
                                                                         ---------      ---------
Net cash provided by financing activities                                  328,296       _326,132
                                                                         ---------      ---------

Net (decrease) increase in cash and cash equivalents                       (47,298)        31,368

Cash and cash equivalents, beginning of year                                82,523         51,155
                                                                         ---------      ---------

Cash and cash equivalents, end of year                                   $  35,225      $  82,523
                                                                         =========      =========

Cash paid during the year for:
       Interest:                                                         $  88,865      $  12,059
                                                                         =========      =========

Non-cash investing and financing transactions:
       Reclassification of warrants payable                              $(115,625)     $ 115,625
                                                                         =========      =========
       Issuance of common shares for debt                                $  50,000      $      --
                                                                         =========      =========

                See notes to consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

1.    Going concern:

      During the years ended December 31, 2004 and 2003, the Company incurred losses frt 6 6 om continuing operations in the amount of $574,324 and $280,879, respectively, and as of December 31, 2004 had a net working capital deficiency of $659,923. Although the Company is currently operating its businesses, their continuation is contingent upon, among other things, the continued forbearance by the Company's creditors from exercising their rights in connection with delinquent accounts payables. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

      The Company intends to raise capital either through an offering of convertible debentures or conventional financing. The proceeds would be used to upgrade the production process. The Company's product line continues to be streamlined, and greater emphasis has been placed on marketing portion controlled dessert items.

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

2.    Summary of significant accounting policies:

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

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

2.    Summary of significant accounting policies (continued):

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

      Earnings Per Share:

      Basic earnings per share ("EPS") is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. Stock options have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive. 325,000 stock options have been excluded.

      Recognition of Revenue:

      Income from sales of product is recognized when the orders are completed and shipped or possession of product is taken by the customer provided that collection of the resulting receivable is reasonably assured. The Company's goods are shipped both Free on Board ("F.O.B.") shipping point and F.O.B. destination.

      Shipping and Handling Costs

      The Company follows the guidance of EITF 00-10, "Accounting for Shipping and Handling Fee and Costs". The Company's shipping costs of $65,468 and $73,364 for the periods ending December 31, 2004 and 2003, respectively, and are included in warehouse and delivery expenses.

      Income Taxes:

      The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company recognizes deferred tax assets and liabilities based on the differences between the book bases and the tax bases of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance is recorded when it is probable that some or all of a deferred tax asset will not be realized.

      Impairment of Long-Lived Assets:

      The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The recoverability of assets held and used in operations is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

2.    Summary of significant accounting policies (continued):

      During the year ended December 31, 2004 the Company expensed $42,981 remaining on their William Greenberg Tradename, due to their carrying amount exceeding their fair value.

      Stock Based Compensation:

      As permitted under SFAS No. 148, "Accounting for Stock-Based  Compensation
      - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. Under APB 25, if the exercise price of the Company's employee stock options or stock purchase warrants equals or exceeds the market price of the underlying stock on the date of grant no compensation expense is recognized.

      Fair Value of Financial Instruments:

      The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and long-term debt. The carrying amounts of the financial instruments reported in the consolidated balance sheet approximate fair value based on the short-term maturities of these instruments.

      Reclassifications:

      Certainreclassifications have been made to the prior year's consolidated financial statements to conform to current year's presentation.

      Recent accounting pronouncements:

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No.151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is currently evaluating the provisions of SFAS No. 151 and does not expect the adoption will have a material impact on the Company's financial position, results of operations or cash flows.

      In December 2004, the FASB finalized SFAS No. 123R "Share-Based

      Payment" ("SFAS 123R"), amending SFAS No. 123, effective beginning the Company's first quarter of fiscal 2006. SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, adoption of SFAS No. 123R will require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payments arrangements. The effect of expensing stock options on the Company's results of operations using a Black-Scholes option-pricing model as presented in Note 2. The adoption of SFAS 123R will not effect the Company's cash flows or financial position, but may have an adverse impact on results of operations if options are granted in the future.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment for APB Opinion No. 29". This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

2.    Summary of significant accounting policies (continued):

      A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company's fiscal year ended December 31, 2006. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

      In January 2003, as revised December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at the risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after December 15, 2004 for other types of entities.

      On March 3, 2005 the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or a potential VIE when specific conditions exist. The guidance shall be applied to the first reporting period beginning after March 3, 2005, but early application is permitted for periods which financial statements have not yet been issued. The adoption of FIN 46 (R)-5 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

3.    Concentration of credit risk and major customers:

      The Company is a manufacturer of baking and confectionery products, which are sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public. Although the Company sells its products throughout the United States, its main customer base is on the East Coast of the United States.

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At December 31, 2004, the Company had uninsured cash balances of $21,082.

      At December 31, 2004 there were two customers whose balances included in accounts receivable comprised 41% and 14% of total accounts receivable. During the years ended December 31, 2004 that customer accounted for 26% of total revenue. In the year ended December 31, 2003 two customers that accounted 16% and 17% of revenue.

      Purchases from three suppliers for the year ended December 31, 2004 represented approximately 75% of non-affiliated purchases. For the year ended December 31, 2003 purchases from three suppliers represented approximately 50% of non-affiliated purchases. At December 31, 2004, amounts due to the suppliers amounted to 60% of accounts payable.

4.    Accounts receivable:

      Following is a summary of receivables at December 31, 2004:
             Trade accounts                                           $ 300,731
             Less allowance for doubtful accounts                          (400)
                                                                      ---------
                                                                      $ 300,331

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

5.    Inventories:

      Inventories at December 31 consist of:

             Finished goods                                            $ 33,955
             Raw materials                                               31,288
             Supplies                                                    38,559
                                                                      --------
                                                                       $103,802

6.    Property and equipment:

      The following is a summary of property and equipment at December 31, 2004:

                  Baking equipment                                   $1,492,810
                  Furniture and fixtures                                106,509
                  Leasehold improvements                                180,422
                                                                     ----------
                                                                      1,779,741
                  Less:  Accumulated depreciation
                          and amortization                            1,461,266
                                                                     ----------
                                                                     $  318,475

      Depreciation expense charged to operations was $81,270 and $81,822 in 2004 and 2003, respectively.

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

7.    Loan acquisition costs:

      The Company incurred loan acquisition costs in the amount of $16,957 in connection with one of the notes payable financings the Company entered into in 2003. These costs are being amortized over the life of the loan. This loan was repaid in 2004, and all remaining costs were expensed. Loan amortization expense for the year ended December 31, 2004 and 2003 amounted to $12,798 and $4,159, respectively.

8.    Tradename and licensing agreements:

      On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake & Desserts
      Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $6,000 and $6,000, respectively, for the years ended December 31, 2004 and 2003.

The following is a schedule of future amortizations on the trade name:

                       Years Ended December 31,
                       ------------------------
                     2005                                    $    6,000
                     2006                                         6,000
                     2007                                         6,000
                     2008                                         6,000
                     2009                                         6,000
                     Thereafter                                  43,125
                                                             ----------
                                                             $   73,125
                                                             ==========


      The Company had a fully amortized licensing agreement for the use of the trademark and name of one of its WGJ subsidiary and various recipes and methods used in the production of baked and other goods. The agreement called for royalties to be paid upon reaching certain sales levels by the licensee. The Company sold this licensing agreement in 2004 for $25,000.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

9.    Notes payable to executive officer:

      a) Note dated May 21, 2004 in the amount of $54,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates into a single promissory note, several loan advances received by the Company in the first and second quarters of 2004.

      b) Note dated June 15, 2004 in the amount of $317,000, with interest at the rate of 13% per annum. Interest payments are due on the last day of each month with the note maturing on August 31, 2004. The note is secured by all of the Company's assets. The note was extended to November 30, 2004 and April 30, 2005, respectively.

      c) Note payable effective April 2, 2003 in the original amount of $50,000, with a variable interest rate that was 8.4% at December 31, 2004. Monthly payment of principal and interest are approximately $1,300. Note is unsecured and due on demand. The outstanding balance on the loan was $47,051 at December 31, 2004.

      d) Note dated January 1, 2003 in the original amount of $88,000 with an interest rate of 8.5% per annum. The note is unsecured. Interest only payments were due for the first eighteen months and principal and interest payments are due monthly thereafter until the maturity date of December 31, 2005. The balance on the note was $103,858 at December 31, 2004 including accrued interest.

      e) Note dated December 31, 2004 in the amount of $111,651, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received by the Company in the third and fourth quarters of 2004.

      Maturities for the next five years are as follows:

      December 31, 2005                                                 $598,109
      December 31, 2006                                                   11,400
      December 31, 2007                                                   11,400
      December 31, 2008                                                   11,400
      December 31, 2009                                                    1,251
                                                                        --------
                                                                        $633,560

10.   Long-term debt:

      Note dated May 25, 2004 in the amount of $28,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the first and second quarters of 2004. The holder of the note is a member of the Board of Directors.

      Note payable effective August 18, 2003 in the original amount of $50,000, with a variable interest rate that was 9.25% at December 31, 2004. Monthly payments of principal and interest are approximately $1,000. Note is unsecured and due on demand. The outstanding balance on the loan was $49,020 at December 31, 2004. The holder of the note is a member of the Board of Directors.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

10. Long-term debt (continued):

      Note dated June 28, 2004 in the amount of $2,500, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. The holder of the note is a member of the Board of Directors.

      Note dated December 31, 2004 in the amount of $8,911, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the third and fourth quarters of 2004. The holder of the note is a member of the Board of Directors.

      Maturities for the next five years are as follows:
      December 31, 2005                                                  $46,971
      December 31, 2006                                                    7,560
      December 31, 2007                                                    7,560
      December 31, 2008                                                    7,560
      December 31, 2009                                                    7,560
      Thereafter                                                          11,280
                                                                         -------
                                                                         $88,431
      11. Leases - Capital:

      Capitalized lease with an order date of March 9, 2004, in the amount of $47,940 plus a 10% buyout amount of $4,794. Monthly payments of principal and interest in the amount of $1,051 commencing April 7, 2004, payable over 60 months. The lease matures in April 2009. The balance of the lease was $46,929 at December 31, 2004. The note is guaranteed by a member of the Board of Directors.

      At December 31,2004 equipment held under capital leases is summarized as below:

                                                                          2004
                                                                         -------
      Manufacturing equipment                                            $53,129
      Less: Accumulated depreciation                                       2,656
                                                                         -------
                                                                         $50,743
                                                                         =======
        Minimum Future Lease Payments
        Minimum future lease payments under capital leases as of December 31, 2004 for each of the next five years and in the aggregate are:

        Year Ended December 31,
        2005                                                            $ 12,612
        2006                                                              12,612
        2007                                                              12,612
        2008                                                              12,612
        2009                                                               7,947
                                                                        --------
        Total minimum lease payments                                      58,395
        Less: Amount representing interest                                11,466
                                                                        --------
        Present value of net minimum lease payment                      $ 46,929
                                                                        ========

      The interest rate on the capitalized lease is 9.7% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

12. Common stock:

      The following common stock issuances were made in the year ended December 31, 2004:

      - The Company issued 665,738 shares of common stock for services valued at $100,600. Of these shares, 655,738 were issued to an officer of the Company, valued at $100,000, or $0.15 per share, the closing trading price on the date of issuance.

      - The Company issued 69,534 shares of common stock for services rendered valued at $10,500, pursuant to a monthly service retainer agreement. These shares were issued at various times during the year and have per share values ranging from approximately $0.04 to $0.22 per shares depending on the closing trading price on the date of issuance.

      - The Company issued 327,869 shares of common stock in settlement of a loan payable of $50,000. These shares are valued at approximately $0.15 per shares the closing trading price on the date of issuance.

      - In payment of fees to Company Board members the Company issued 400,000 shares of common stock, valued at $28,000. These shares are valued at approximately $0.07 per shares the closing trading price on the date of issuance.

      - During the year ended December 31, 2004 the Company settled their warrant liability payable of $115,625 as it related to 1,156,250 outstanding common stock purchases warrants. These warrants had given the warrant holder the right to elect that the Company repurchase each warrant for consideration consisting of $.10 per warrant plus 40% of one share of the Company's common stock or exercise the warrants at $.6875 per warrant less the $.10 feature. The warrants were to have originally expired on December 31, 2000, and had been extended for a one-year at each subsequent year end until December 31, 2004, in exchange for the warrant holders' forbearance, requiring that the Company repurchase the warrants.

            Under the terms of settlement for these warrants, the Company issued 1,220,696 shares of common stock (i) 758,197 shares of common stock, which was equivalent to the approximately $0.1525 market value per share, or $115,625, which settled the Company's obligation to
            repurchase  at  $0.10  per  share  each  of  the  1,156,250   shares
            underlying the warrant and (ii) 462,500 shares of common stock, which settled the Company's obligation to redeem the warrants at 40% of one share for each of the 1,156,250 shares underlying the warrant.

            The total value recorded for these shares is the par value of the 1,220,696 shares or $1,221. These warrants were sold by the Company's prior management in January 1997 as part of a private placement in order to finance the purchase of the Company's JM Specialties subsidiary.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

      - In July 1995, in order to obtain financing for the acquisition of Greenberg's -L.P., a discontinued subsidiary, the Company sold to a lender for $1,000, a Convertible Note which in accordance with the terms of the conversion agreement, was converted by the lender into a warrant to acquire shares of stock of the Company in a number sufficient to equal 6% of the Company's then outstanding preferred and common stock. The warrant contained anti-dilutive provisions throughout its six (6) year life which entitles the warrant holder to its applicable percentages of the Company's capital stock on the date the warrant is exercised. Under the terms of the warrant, a total of 314,715 shares, were potentially issuable on the date that the warrant expired on October 1, 2001. The lender had inquired regarding exercising its right under the warrant before the expiration date. The lender, who was in bankruptcy, had held discussions with the Company's management, and did not act upon the warrant. A trustee for lender, and the Company acted on the warrant on August 23, 2004. The Company issued 314,715 shares of common stock to the trustee, in what the Company believes is satisfaction of their obligation under these warrants at the time of their expiration. The Company has not heard from the lender's bankruptcy trustee, and has determined that their obligation under this warrant has been satisfied. The Company has recorded these 314,715 shares issued at $1,000 based on the original amount of the Company received for the right to convert the Convertible note into the warrant.

      In February 2005, the Company amended their Certificate of Incorporation and increased the number of authorized common shares to 30,000,000 from a previous 10,000,000 shares.

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

      The minimum future rentals on the baking facility are as follows:

                        December 31, 2005                       148,000
                        December 31, 2006                       158,000
                        December 31, 2007                       164,000
                        December 31, 2008                       112,000
                                                                -------
                                                               $582,000

      Rent expense including real estate taxes and common area charges amounted to $160,661 in 2004 and $226,377 in 2003 and includes straight-line amortization of rent adjustments discussed in Note 2.

      The Company entered into an agreement for legal services commencing on November 1, 2003. The agreement calls for a monthly retainer fee of $1,500 of which $750 is to be paid in cash and $750 to be paid through the issuance of an equivalent number of restricted common shares based on an agreed upon market value formula. The shares are to be issued on a quarterly basis.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

      The Company had a net loss of $574,324 during the year ended December 31, 2004 and had no Federal or State income tax obligations. The Company had no significant deferred tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2004 other than net operating losses.

      Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carryforward of approximately $8,886,000. The valuation allowance for deferred tax assets increased by approximately $160,000 during the year ended December 31, 2004. The Company has made no provision for a deferred tax asset nor for the increase in such, due due to a valuation allowance having been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

      The Company's loss carryforward of approximately $8,886,000 may be offset against future taxable income. The carryforward losses expire at the end of the years 2005 through 2024.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

15.   Common stock options:

      The Board of Directors has full authority and discretion to determine the eligible participants to be granted the options, the exercise option price, the date of issuance and the date of expiration. The total number of shares set aside was 325,000. At the grant date the option exercise price was equal to the fair market value of the Company's stock. The options expire five years from the grant date. There were no options granted during the calendar years 2004 and 2003.

      Information relating to stock option and warrant activity for 2004 is as follows:

                                                                      Weighted
                                                        Shares        Average
                                                      Underlying      Exercise
                                                       Options         Price
                                                      ----------     ----------
      Outstanding at January 1, 2003                   1,386,315     $     0.50
         Granted                                              --             --
         Cancelled                                      (284,000)         (0.66)
                                                      ----------     ----------
      Outstanding at December 31, 2003                 1,102,215     $     0.45
         Granted                                              --             --
         Cancelled                                      (777,215)          0.36
                                                      ----------     ----------
      Outstanding at December 31, 2004                   325,000     $     0.10
                                                      ==========     ==========

      Options exercisable at December 31, 2003         1,077,215     $     0.46
                                                      ==========     ==========
      Options exercisable at December 31, 2004           325,000     $     0.10
                                                      ==========     ==========

                            Stock Options Outstanding

                                                Weighted Avg       Weighted
                                   Shares        Remaining         Average
      Range of                   Underlying     Contractual        Exercise
      Exercise Prices             Options      Life in Years        Price
      ---------------          -----------     --------------     ----------
      $.05-.25                     325,000               1.91          $0.10
                               ===========     ==============     ==========

Stock Options Exercisable

                                                 Weighted Avg      Weighted
                                  Shares          Remaining        Average
      Range of                  Underlying       Contractual       Exercise
      Exercise Prices            Options        Life in Years       Price
      ---------------          -----------     --------------     ----------
      $.05-.25                     325,000               1.91          $0.10
                               ===========     ==============     ==========

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


16.   Discontinued operations:

      In 1998, the Company adopted a formal plan to close their WGJ subsidiary., its New York manufacturing facility, which was done in July of 1998 and to dispose of its one remaining retail store, which was accomplished in November 1998. In November 2002, the Company received the last of its payments on the note receivable from the sale of its discontinued operations. The Company determined that the statute of limitations had expired as of December 31, 2003 and 2002 on old accounts payable related to WGJ and wrote them off accordingly. Income from discontinued operations presented in the statement of operations for the year ending December 31, 2003 includes $134,625, related to this adjustment. The Company does not anticipate any further income or loss from its discontinued operations in the future.

      17. Subsequent Events

      Effective March 1, 2005, the Company entered into an agreement, with a computer consulting service, for the development and launching of a commercial grade E-commerce website for the sale of the Company's cheesecakes and bake goods over the Internet. Under the terms of the agreement, the principals of computer consulting company, along with E-commerce developers employed by the computer consultants who participate in the website design and development, will receive an aggregate of 2,500,000 shares of restricted common stock of the Company; 1,050,000 shares will be issued upon commencement of the work as set forth in the agreement with the balance of 1,450,000 shares to be issued upon completion and launching of the site for commercial activity. The shares of common stock when issued will be subject to a voting rights agreement whereby the holders of the shares will provide the Company's chairman a proxy to vote the shares. The Company has not valued the shares issued under these agreements as of March 31, 2005.

      In January 2005 the Company issued 1,460,000 options to employees and Board member at an exercise price of $0.08 per share, which is approximate fair value of the Company's common stock at the time of grant.

      As of January 1, 2005, the Company entered into an employment agreement with the Chief Executive Officer. The agreement is for a period of three years. Compensation will be $200,000 annually with $100,000 paid in equal, weekly installments and $100,000 payable in either cash or stock, the manner of which will be determined by mutual agreement between the Company and the Chief Executive Officer. The agreement also entitles the Chief Executive Officer to a bonus equal to 250% of salary as determined by the compensation committee. The agreement also grants 500,000 options at $0.08 per share.

      As of January 1, 2005, the Company entered into an employment agreement with the Chief Financial Officer. The agreement is for a period of three years. Compensation will be $96,000 annually with $48,000 paid in equal, weekly installments and $48,000 payable in either cash or stock, the manner of which will be determined by mutual agreement between the Company and the Chief Financial Officer. The agreement also entitles the Chief Financial Officer to a bonus equal to 250% of salary as determined by the compensation committee. The agreement also grants 200,000 options at $0.08 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On November 17, 2004, the Company's former certified accountants, Zeller, Weiss & Kahn LLP ("Zeller") informed the Company that they had resigned.

      Zeller was previously appointed as the Company's certifying accountants on January 1, 1997. Zeller's reports on the financial statements of the Company for its fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of Zeller on the financial statement of the Company for its fiscal years ended December 31, 2003 and 2002 included the following separate paragraph:

      "The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from continuing operations for the years ended December 31,2003 and 2002 and as of December 31,2003 has a working capital deficiency in the amount of $493,733, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in the noted to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty."

      During the time reports were issued and the interim period in which Zeller served as the Company's certifying accountants there were no disagreement(s) with Zeller on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Zeller, would have caused Zeller to make reference to the subject matter of such disagreement(s) in connection with its audit report

      On January 13, 2005, the Company's Board of Directors engaged Sherb & Co., LLP ("Sherb") to audit the consolidated financial statements of the Company. During the Company's two most recent fiscal years and through January 13, 2005, the Company has not consulted with Sherb regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B

ITEM 8A. CONTROLS AND PROCEDURES

      As of the year-end period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2004.

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

ITEM 8B. OTHER INFORMATION

On August 31, 2004, the $317,000 note payable to an officer matured. The note was extended to November 30, 2004 and April 30, 2005, respectively.

On December 9, 2004 the Company entered into a Warrant Exchange and Release Agreement with the Bailey Family Trust, Fortuna Investment Partners, and Fortuna Unplugged whereby the Company exchanged warrants totaling $115,625 for 1,220,696 shares of common stock.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning the Board of Directors and Executive Officers

      The following table sets forth certain information concerning the Board of Directors and executive officers of the Company:

------------------------------------------ --------------------------------------------- -------------------------
Name of Director or
Executive Officer,
Age and Position                           Principal Occupation                          Date of Initial
Held with Company                          For Previous Five Years                       Election as Director
------------------------------------------ --------------------------------------------- -------------------------
Ron Schutte, 48                            Chief Executive Officer,                      June 1, 2001
President and Director                     Aug. 2000 - May 2001
                                           Brooklyn Cheesecake Company
                                           Apr. 1999 - Jul 2000
                                           Crestwood Consulting
                                           Mar 1997 - Mar 1999
                                           Mother's Kitchen
                                           July 1982 - Feb 1997
                                           Pres,Creative Bakers Inc.
                                           Brooklyn, NY
------------------------------------------ --------------------------------------------- -------------------------

Anthony Merante, 44                        Certified Public Accountant                   January 2003
Vice-President and                         Chief Financial Officer
Director
------------------------------------------ --------------------------------------------- -------------------------

Carmelo Foti, 52                           VP & Manager Credit & Marketing National      January 2003
Director                                   Bank Of Egypt, NY Branch
------------------------------------------ --------------------------------------------- -------------------------
Vincent Bucchimuzzo, 51                    Executive for CINN Worldwide                  January 2003
Director                                   Westchester Venture Group
                                           Univest Partners 1982-1995
------------------------------------------ --------------------------------------------- -------------------------
Liborio Borsellino                         Partner, RBC and Associates                   August 2004
Director
------------------------------------------ --------------------------------------------- -------------------------
David Rabe                                 President, Interpro Systems, Inc.             August 2004
Director
------------------------------------------ --------------------------------------------- -------------------------

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Directors of the Company receive a fee of $1,000 for attending each meeting of the Board of Directors or a committee thereof. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending such meetings.

Executive Compensation

The following table sets forth compensation paid to the Chief Executive Officer and to executive officers of the Company, excluding those executive officers who did not receive an annual salary and bonus in excess of $100,000, for the three years ended December 31, 2004

                                                                                      Other Annual
 Name and Principal Position       Year       Salary ($)           Bonus ($)          Compensation
 ---------------------------       ----       ----------           ---------          -------------
 Ron Schutte, CEO                  2004       $200,000             $0.00              $0.00

                                   2003       $100,000             $0.00              $0.00

                                   2002       $150,000             $0.00              $0.00


No other executive officer received a salary and bonus in excess of $100,000 for the three years ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of Common Shares beneficially owned, as of December 31, 2004, by: (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended; and (iv) all directors and executive officers of the Company as a group (6 persons):

----------------------------------------- -------------------------------------- --------------------------
Name of Beneficial Owner                  No. of Shares Beneficially Owned       Percent
----------------------------------------- -------------------------------------- --------------------------
Directors and Executive Officers:
----------------------------------------- -------------------------------------- --------------------------
Ronald L. Schutte                          1,137,167 (1)                         13.4%
----------------------------------------- -------------------------------------- --------------------------
Anthony J. Merante                           449,298                              5.3%
----------------------------------------- -------------------------------------- --------------------------
Yona Gonen                                   451,000                              5.3%
----------------------------------------- -------------------------------------- --------------------------
Philip Grabow                                500,000                              5.9%
----------------------------------------- -------------------------------------- --------------------------
Righthand & Co.                              500,000                              5.9%
----------------------------------------- -------------------------------------- --------------------------
Bailey Family Trust                          840,041                              9.9%
----------------------------------------- -------------------------------------- --------------------------
ICM Asset Managment                          882,000                             10.4%
----------------------------------------- -------------------------------------- --------------------------
Fortuna & Fortuna Unplugged                  580,655                              6.8%
----------------------------------------- -------------------------------------- --------------------------
Directors and Nominal Executives as a      1,786,465                             21.0%
Group (6 persons)
----------------------------------------- -------------------------------------- --------------------------

*   Less than 1%
(1) Includes 250,000 options exercisable at $.07 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes from Chairman and Chief Executive Officer

Note dated May 21, 2004 in the amount of $54,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates into a single promissory note, several loan advances received by the Company in the first and second quarters of 2004.

Note dated June 15, 2004 in the amount of $317,000, with interest at the rate of 13% per annum. Interest payments are due on the last day of each month with the note maturing on August 31, 2004. The note is secured by all of the Company's assets. The note was extended to November 30, 2004 and April 30, 2005, respectively.

Note payable effective April 2, 2003 in the original amount of $50,000, with a variable interest rate that was 8.4% at December 31, 2004. Monthly payment of principal and interest are approximately $1,300. Note is unsecured and due on demand. The outstanding balance on the loan was $47,051 at December 31, 2004.

Note dated January 1, 2003 in the original amount of $88,000 with an interest rate of 8.5% per annum. The note is unsecured. Interest only payments were due for the first eighteen months and principal and interest payments are due monthly thereafter until the maturity date of December 31, 2005. The balance on the note was $103,858 at December 31, 2004 including accrued interest.

Note dated December 31, 2004 in the amount of $111,651, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received by the Company in the third and fourth quarters of 2004.

Notes from Vice-President and Chief Financial Officer

Note dated May 25, 2004 in the amount of $28,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the first and second quarters of 2004. The holder of the note is a member of the Board of Directors.

Note payable effective August 18, 2003 in the original amount of $50,000, with a variable interest rate that was 9.25% at December 31, 2004. Monthly payments of principal and interest are approximately $1,000. Note is unsecured and due on demand. The outstanding balance on the loan was $49,020 at December 31, 2004. The holder of the note is a member of the Board of Directors.

Note dated December 31, 2004 in the amount of $8,911, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the third and fourth quarters of 2004. The holder of the note is a member of the Board of Directors.

The Purchase of the assets of Brooklyn Cheesecake Company Inc.

On March 7, 2002, the assets of the Brooklyn Cheesecake Company were purchased by Brooklyn Cheesecake & Desserts Company, Inc, f/k/a Creative Bakeries Inc. for 300,000 shares of stock and $45,000 in cash. These assets were owned by our current C.E.O. and board member Ron Schutte.

ITEM 13.  EXHIBITS

EXHIBITS

2.1 Purchase and Sale Agreement, dated June 2, 1995, by and among the Company, Greenberg Dessert Associates Limited Partnership, SMG Baking Enterprises, Inc. and its limited partners. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

2.2 Stock Purchase Agreement, dated as of January 17, 1997, by and between the Company and Philip Grabow, without exhibits. Incorporated by reference to Schedule 13-D filed by Philip Grabow on SEC File Number 005-48185.

3.1 Restated Certificate of Incorporation. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.2      Amended  and  Restated  By-laws.   Incorporated  by  reference  to  the
         Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.3 Amendment to Certificate of Incorporation. Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2005.

4.1      Form of  certificate  for  shares  of  Common  Stock.  Incorporated  by
         reference  to  the  Company's   Registration  Statement  on  Form  SB-2
         Registration Number 33-96094.

4.2 Form of Representatives Warrant. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

4.3 Loan Agreement, dated July 10, 1995, by and between InterEquity Capital Partners, L.P. and the Company. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.1     Employment  Agreement,  dated July 10, 1995, by and between the Company
         and  Stephen   Fass.   Incorporated   by  reference  to  the  Company's
         Registration Statement on Form SB-2 Registration Number 33-96094.

10.2 Employment Agreement, dated as of July 10, 1995, by and between the Company and Willa Rose Abramson.

10.3 Employment Agreement, dated as of July 10, 1995, by and between the Company and Maria Maggio Marfuggi. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.4 Employment Agreement and Consulting Agreement, dated July 10, 1995, by and between the Company and Seth Greenberg. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.5 Consulting Agreement, dated July 10, 1995, by and between the Company and William Greenberg Jr. and Carol Greenberg. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.6 Departmental License Agreement effective February 1995 by and between the Company and Macy's East, Inc. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.8     Form of Warrant for InterEquity Capital Partners,  L.P. Incorporated by
         reference  to  the  Company's   Registration  Statement  on  Form  SB-2
         Registration Number 33-96094.

10.9 1995 William Greenberg Jr. Desserts and Cafes, Inc. Stock Option Plan. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.10 Lease Agreement dated July 1995 between the Company and Murray Greenstein. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.11 Lease Agreement dated January 1994 between Schnecken Baking Realty Corp. and Gerel Corporation. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.12 Assignment and Assumption of Lease dated July 1995 between the Company and Schnecken Baking Realty Corp. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.13 Lease dated April 1991 between Greenberg's 35th Street Baking Co., Inc. and Rugby Managed Asset Fund. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.14 Assignment and Assumption of Lease dated July 1995 between the Company and Greenberg's 35th Street Baking Co. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.15 Lease dated May 1989 as modified in January 1991 between Greenberg's Triple S. Baking Co., Inc. and Stahl Real Estate Co. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.16 Assignment and Assumption of Lease dated July 1995 between the Company and Greenberg's Triple S. Baking Co., Inc. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.17    Consulting  Agreement,  dated July 10, 1995, by and between the Company
         and  Marilyn  Miller.   Incorporated  by  reference  to  the  Company's
         Registration Statement on Form SB-2 Registration Number 33-96094.

10.18 Form of Indemnity Agreement. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.19 Sublease dated December 1995 between Timothy's Coffees of the World, Inc., and the Company. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.20 Lease dated March 8, 1995 between Harran Holding Corp., c/o A. J. Clarke Management and the Company. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 1995, on Form 10-KSB Commission File Number 1-13984.

10.21 Agreement dated January 13, 1996 by and between the Company and Barry Kaplan Associates. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 1995, on Form 10-KSB Commission File Number 1-13984.

10.22 Employment Agreement, dated January 23, 1997, by and between the Company and Philip Grabow. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 1996, on Form 10-KSB Commission.

10.23 Form of Warrant for the Private Placement made in conjunction with the JMS Subsidiary acquisition. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 1996, on Form 10-KSB Commission.

10.24 Stock Purchase Agreement dated August 28, 1997, between the Company and Yona Abrahami. Incorporated by reference to the Company's Current Report on Form 8-K, dated September 11, 1997 and Form 8-K/A, dated November 17, 1997.

10.25 Employment Agreement dated August 28, 1992 between the Company and Yona Abrahami. Incorporated by reference to the Company's Current Report on Form 8-K, dated September 11, 1997 and Form 8-K/A, dated November 17, 1997.

10.26 Employment Agreement dated August 28, 1992 between the Company and David Abrahami. Incorporated by reference to the Company's Current Report on Form 8-K, dated September 11, 1997 and Form 8-K/A, dated November 17, 1997.

10.27 Amendment to Stock Purchase Agreement dated March 10, 1997, between the Company and Yona Abrahami. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2002, on Form 10KSB/A No. 2.

10.28 Sixth Amendment to Lease dated October 31, 2003 between the Company and Airport Plaza Shopping Center, L.L.C. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2003, on Form 10KSB/A No. 2.

10.29 Loan and Security Agreement dated October 9, 2003 between the Company and Fairfield Gourmet Food Corp. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2003, on Form 10KSB/A No. 2.

*10.30 Loan and Security Agreement dated September 1, 2004 between the Company and Ronald L Schutte.

*10.31   Note dated September 1, 2004 between the Company and Ronald L Schutte.

*10.32 Loan and Security Agreement dated December 1, 2004 between the Company and Ronald L Schutte.

*10.33   Note dated December 1, 2004 between the Company and Ronald L Schutte.

*10.34 Employment agreement dated January 1, 2005 between the Company and Ronald L Schutte.

*10.35 Employment agreement dated January 1, 2005 between the Company and Anthony J. Merante.

10.36 Website Development and Service Agreement between the Company and Burbro Capital, Inc. dated as of March 1, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 2005.

*10.37 Form of Warrant Exchange and Release Agreement between the Company and Bailey Family Trust, Fortuna Investment Partners and Fortuna Unplugged dated December 9, 2004.

*10.38   Promissory Note dated December 31, 2004 between the Company and Anthony
         J. Merante.

21.1 List of Subsidiaries of the Company, the state of incorporation of each, and the names under which such subsidiaries do business. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2002, on Form 10KSB/A No. 2.

*31.1 Certification of Chief Executive Officer and president pursuant to the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Chief Financial Officer and vice-president pursuant to the Sarbanes-Oxley Act of 2002.

*32.1    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes Oxley-Act of 2002.

*32.2    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes Oxley-Act of 2002.

----------
* Filed Herewith.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by our principal Accountant for the 2004 and 2003 fiscal years.

                                        Fiscal 2004               Fiscal 2003
                                        -----------               -----------
Audit Fees                                 $ 34,919                  $ 27,000
Audit-Related Fees                                0                         0
Tax Fees                                          0                         0
All Other Fees                                    0                         0
                                           --------                  --------
         Total                             $ 34,919                  $ 27,000
                                           ========                  ========

Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees -- This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2004 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2005.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

By: /s/Ron Schutte
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

Signatures                                  Title
------------------------------              ------------------------------------

/s/Ron Schutte                              President, Chief Executive
------------------------------              Officer/Director
Ron Schutte

/s/ Anthony Merante                         Vice-President, Chief Financial
------------------------------              Officer/Director
Anthony Merante

/s/ Carmelo Foti                            Director
------------------------------
Carmelo Foti

/s/ Vincent Bucchimuzzo                     Director
------------------------------
Vincent Bucchimuzzo

/s/Liborio Borsellino                       Director
------------------------------
Liborio Borsellino

/s/David Rabe                               Director
------------------------------
David Rabe