Form 10QSB
period 2005-03-31
Brooklyn Cheesecake & Desert Com
filed 2005-05-16
CIK 949721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

(X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from          to
                                     --------    -------

                         Commission File Number 1-13984

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (Formerly Creative Bakeries, Inc.)
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

                                 Yes |X| No |_|

As of May 14, 2005, there were 11,733,231 shares of the registrant's common stock, par value $0.001 per share, outstanding.

Transition Small Business Disclosure Format (check one) Yes |_| No |X|

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1.  Condensed consolidated financial statements:

              Balance sheet as of March 31, 2005 (unaudited)                 F-2
              Statements of operations for the three
                       months ended March 31, 2005 and 2004 (unaudited)      F-3
              Statements of cash flows for the three months
              ended March 31, 2005 and 2004 (unaudited)                      F-4
              Notes to condensed consolidated financial
              Statements                                              F-5 - F-10

     Item 2.  Management's discussion and analysis or
              Plan of Operations

     Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

     Item 2.  Unregistered sales of equity securities and use of proceeds

     Item 6.  Exhibits and reports on Form 8K

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              CONDENSED CONSOLIDATED BALANCE SHEET - MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                        $      2,554
  Accounts receivable, less allowance for doubtful
   accounts of $400                                                     153,828
  Inventories                                                           141,866
  Prepaid expenses                                                       42,008
                                                                   ------------

    Total current assets                                                340,256
                                                                   ------------

Property and equipment, net                                             316,302
                                                                   ------------

Other assets:
  Security deposits                                                       6,242
  Website development                                                   150,000
  Tradename, net of amortization                                         71,625
                                                                   ------------

      Total other assets                                                227,867
                                                                   ------------

                                                                   $    884,425

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                 $    485,917
  Accrued expenses                                                       52,835
  Capital lease obligation                                               12,402
  Notes payable                                                           2,500
  Notes payable, officer                                                685,987
                                                                   ------------

    Total current liabilities                                         1,239,641
                                                                   ------------

Other liabilities:
  Capital lease obligation, net of current portion                       45,190
  Notes payable, officer, net of current portion                         78,480
  Deferred rent                                                          22,020
                                                                   ------------

      Total other liabilities                                           145,690
                                                                   ------------

Stockholders' deficiency:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 30,000,000
   shares, issued and outstanding 11,733,231 shares                      11,733
  Additional paid in capital                                         11,771,941
  Accumulated deficit                                               (12,284,580)
                                                                   ------------

      Total stockholders' deficiency                                   (500,906)
                                                                   ------------
                                                                   $    884,425
                                                                   ============

            See notes to condensed consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDTIED)

                                                   2005                2004
                                               ------------        ------------

Net sales                                      $    348,470        $    515,171

Cost of sales                                       324,730             492,335
                                               ------------        ------------

Gross profit                                         23,740              22,836
                                               ------------        ------------

Selling, general and
 administrative expenses                            342,221             194,363
Interest expense                                     22,807              13,017
                                               ------------        ------------
                                                    365,028             207,380
                                               ------------        ------------

Net (loss)                                     $   (341,288)       $   (184,544)
                                               ============        ============

Earnings per common share:
 Primary and fully diluted:
  Net (loss) per
   common share                                $      (0.03)       $      (0.03)
                                               ============        ============

Weighted average number of
 common shares outstanding                       10,585,302           5,496,750
                                               ============        ============

            See notes to condensed consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                             2005            2004
                                                         ------------    ------------
Operating activities:
  Net loss                                               $   (341,288)   $   (184,544)
  Adjustments to reconcile net loss from
   operations to cash used in
   operating activities:
     Depreciation and amortization                             21,337          25,578
        Common stock issued for services                      157,000              --
     Interest accrued on long-term debt                            --           2,029
    Changes in other operating assets and liabilities:
      Accounts receivable                                     146,503         (35,579)
      Inventories                                             (38,064)        (19,366)
      Prepaid expenses                                          7,131          18,239
         Security deposit                                        (477)             --
      Accounts payable                                        (34,028)         73,091
      Accrued expenses                                          8,900         (13,625)
      Deferred rent                                             2,340           4,140
                                                         ------------    ------------

      Net cash used in operating activities                   (70,646)       (130,037)

Investing activities:
  Purchase of property and equipment                          (17,664)        (19,000)
                                                         ------------    ------------

      Net cash used in investing activities                   (17,664)        (19,000)
                                                         ------------    ------------
Financing activities:
  Proceeds from officers' note payable                         44,976          37,566
  Proceeds from notes payable                                      --          29,806
  Proceeds from capital lease obligation                       10,663              --
                                                         ------------    ------------

      Net cash provided by financing activities                55,639          67,372
                                                         ------------    ------------

Net decrease in cash and cash equivalents                     (32,671)        (81,665)

Cash and cash equivalents, beginning of period                 35,225          82,523
                                                         ------------    ------------

Cash and cash equivalents, end of period                 $      2,554    $        858
                                                         ============    ============

Supplemental disclosures:
  Cash paid during the year for:
      Interest:                                          $      5,220    $     10,076
                                                         ============    ============
  Non cash transactions affecting investing
   and financing:
      Issuance of restricted common shares for debt      $     81,034    $         --
                                                         ============    ============

            See notes to condensed consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

1.    Basis of presentation:

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2004 included in its Annual Report filed on Form 10-KSB.

      The Company has incurred losses from continuing operations over the last several quarters. Management has described its plan of action in regard to this uncertainty in its latest annual report filed December 31, 2004.

2.    Principles of consolidation:

      The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

3.    Nature of operations, risks and uncertainties:

      The Company is a manufacturer of baking and confectionery products, which are sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public. The Company sells its products throughout the United States, with a concentration in the East Coast. The Company also exports cheesecake to Japan.

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

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At March 31, 2005, the Company had no uninsured cash balances.

4.    Accounts receivable:

       Following is a summary of receivables at March 31, 2005:

      Trade accounts                                         $    154,228
      Less allowance for doubtful accounts                           (400)
                                                             ------------
                                                             $    153,828
                                                             ============

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

5.    Inventories:

      Inventories at March 31, 2005 consist of:

            Finished goods                              $     46,177
            Raw materials                                     42,664
            Supplies                                          53,025
                                                        ------------
                                                        $    141,866
                                                        ============

6.    Property and equipment:

      The following is a summary of property and equipment at March 31, 2005.

            Baking equipment                            $  1,507,878
            Furniture and fixtures                           109,105
            Leasehold improvements                           180,422
                                                        ------------
                                                           1,797,405
            Less:  Accumulated depreciation
                    and amortization                       1,481,103
                                                        ------------
                                                        $    316,302
                                                        ============

      Depreciation expense was $19,837 and $19,278, respectively, for the quarters ended March 31, 2005 and 2004.

      The useful lives of property and equipment for purposes of computing depreciation are:
                                                               Years

            Machinery and equipment                               10
            Furniture and computers                                5
            Leasehold improvements                             10-15

7.    Loan acquisition costs:

      The Company incurred loan acquisition costs in the amount of $16,957 in connection with one of the notes payable financings the Company entered into in 2003. These costs were being amortized over the life of the loan. Loan amortization expense for the quarter ended March 31, 2004 amounted to $4,800. The loan was repaid in June 2004.

8.    Tradename and licensing agreements:

      On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $1,500 for each of the quarters ended March 31, 2005 and 2004.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

8.    Tradename and licensing agreements (continued):

      The following is a schedule of future amortizations on the trade name:

      2006                                           $    6,000
      2007                                                6,000
      2008                                                6,000
      2009                                                6,000
      2010                                                6,000
      Thereafter                                         41,625
                                                     ----------
                                                     $   71,625

9.    Notes payable to executive officers:

      Note dated May 21, 2004 in the amount of $54,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received by the Company in the first and second quarter of 2004.

      Note dated June 15, 2004 in the amount of $317,000, with interest at the rate of 13% per annum. Interest payments are due on the last day of each month with the note maturing on May 20, 2005. The note is secured by all of the Company's assets.

      Note payable effective April 2, 2003 in the original amount of $50,000, with a variable interest rate that was 8.4% at March 31, 2005. Monthly payment of principal and interest are approximately $1,300. Note is unsecured. The outstanding balance on the loan was $47,366 at March 31, 2005.

      Note dated January 1, 2003 in the original amount of $88,000 with an interest rate of 8.5% per annum. The note is unsecured. Interest only payments are due for the first eighteen months and principal and interest are due monthly thereafter until the maturity date of December 31, 2005. The balance on the note was $106,065 at March 31, 2005 including accrued interest.

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

      Note payable effective August 18, 2003 in the original amount of $50,000, with a variable interest rate that was 9.25% at March 31, 2005. Monthly payments of principal and interest are approximately $1,000. Note is unsecured. The outstanding balance on the loan was $50,274 at March 31, 2005.

      Note dated December 31, 2004 in the amount of $8,911, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the third and fourth quarters of 2004.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

9.    Notes payable to executive officers (continued):

      Note dated March 31, 2005 in the amount of $41,200, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the first quarter of 2005.

      Maturities for the next five years are as follows:

      March 31, 2006                                 $  685,987
      March 31, 2007                                     19,160
      March 31, 2008                                     19,160
      March 31, 2009                                     19,160
          March 31, 2010                                  8,526
         Thereafter                                      12,474
                                                     ----------

                                                     $  764,467

10.   Leases- Capital:

      Capitalized lease with an order date of March 9, 2004, in the amount of $47,940 plus a 10% buyout amount of $4,794. Monthly payments of principal and interest in the amount of $1,051 commenced April 7, 2004, payable over 60 months. The lease matures in April 2009. The balance of the lease was $44,899 at March 31, 2005. The note is guaranteed by a member of the Board of Directors.

      Capitalized lease with an order date of February 22, 2005, in the amount of $13,000. Monthly payments of principal and interest in the amount of $477 commenced March 22, 2005, payable over 36 months. The lease matures in February 2008. The balance of the lease was $12,713 at March 31, 2005. The note is guaranteed by a member of the Board of Directors.

      At March 31,2005 equipment held under capital leases is summarized as below:

                                                                2005
                                                        ------------
            Manufacturing equipment                     $     66,129
            Less: Accumulated depreciation                     4,255
                                                        ------------
                                                        $     61,874
                                                        ============
      Minimum Future Lease Payments

      Minimum future lease payments under capital leases as of March 31, 2005 for each of the next four years and in the aggregate are:

            Quarter Ended March 31,
            2006                                            $     18,336
            2007                                                  18,336
            2008                                                  17,859
            2009                                                  12,618
                                                            ------------
            Total minimum lease payments                          67,149
            Less: Amount representing interest                     9,557
                                                            ------------
            Present value of net minimum lease payment      $     57,592
                                                            ============

      The interest rates on the capitalized leases are 9.7% and 19% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

11.   Long-term debt

      Note dated June 28, 2004 in the amount of $2,500, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. The holder of the note is a member of the Board of Directors.

12.   Common Stock:

The following restricted common stock issuances were made in the quarter ended March 31, 2005:

      - The Company issued 1,850,000 shares of common stock for services valued at $148,000. All the shares were issued to officers of the Company, valued at $148,000, or $0.08 per share on January 13, 2005, the closing trading price on the date of issuance.

      - The Company issued 225,427 shares of common stock in settlement of an account payable of $18,034. These shares are valued at approximately $0.08 per share the closing trading price on the date of issuance.

      - In payment of fees to Company Board members and Corporate Secretary, the Company issued 112,500 shares of common stock, valued at $9,000. These shares are valued at $0.08 per share the closing trading price on the date of issuance.

      - The Company issued 1,050,000 shares of common stock in settlement of website development costs of $63,000. These shares are valued at $0.06 per share the closing trading price on the date the agreement was made.

      The issuance of the common stock was exempt from registration pursuant to
      Section 4(2) of The Securities Act of 1933, as amended.

13.   Commitments and contingencies:

      The Company rents office, plant and warehouse space in New Jersey under a five-year lease that expires August 31, 2008. Rental expense for the three months ended March 31, 2005 and 2004 was $49,709 and $51,051, respectively.

      The minimum future rentals on the facilities are as follows:

            March 31, 2006                              $    151,000
            March 31, 2007                                   159,500
            March 31, 2008                                   165,500
            Thereafter                                        70,000
                                                        ------------
                                                        $    546,000
                                                        ============

      The Company entered into an agreement for legal services commencing February 1, 2005. The agreement calls for one-third of the monthly retainer fee of $3,000 to be paid through the issuance of an equivalent number of restricted common shares based on an agreed upon market value formula. The shares are to be issued on a quarterly basis.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

14.   Concentration of Credit Risk

      As of March 31, 2005, the Company had included in accounts receivable three customers whose outstanding balances equaled or exceeded 10% of total accounts receivable. The totals were 13.6%, 17.8%, and 23.4%. If any of the customers should default, it could have a significant impact on the Company's operation. During the three months ended March 31, 2005 those customers accounted for 54% of total revenue. In the three months ended March 31, 2004, two customers accounted for 12% and 10% of revenue.

      Purchases from one supplier for the three months ended March 31, 2005 represented approximately 51% of non-affiliated purchases. For the three months ended March 31, 2004 purchases from three suppliers represented approximately 80% of non-affiliated purchases. At March 31, 2005, amounts due to the suppliers amounted to 44% of accounts payable.

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

      The Company has a loss carryforward of $8,886,000 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2005 through 2024.

Item 2.  Managements Discussion and Analysis or Plan of Operations

Overview

      The reduction of sales revenue for this period as compared to the same period for 2004, shows a reduction of $ 166,701. This is attributed to the consolidation and streamlining efforts of management to determine the correct product mix. The company earned $ 904 more in gross profit in 2005 than they did in 2004 with $ 166,701 less in sales. Management continues to evaluate production processes and product mix with the goal of reducing cost of goods sold expenses and increasing gross profit. Machinery upgrades which will facilitate savings have been identified.

      The increased Selling, General and Administrative expenses as compared to 2004, are due to the issue of common stock in lieu of salaries to key management personnel. The value of this stock was $ 148,000.

      E-Commerce, export and foodservice are the main areas that the company's sales and marketing efforts are focused. A commercial grade web site: www.Brooklyncheesecake.com was launched on May 8, 2005.

      Management continues active solicitation for funding sources as well as acquisition or merger candidates.

      Management will continue to refine operations and control costs. Active solicitation for companies to be acquired by or merged with Brooklyn Cheesecakes & Desserts Company, continue to be evaluated.

Results of Operations

      Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      The Company had consolidated net sales of $348,470 and $515,171 for the three months ended March 31, 2005 and 2004 respectively, a decrease of $166,701, or 32%. The decrease in sales is a result of our reduced sales of low margin products.

      The cost of sales were $324,730 and $492,335 for the three months ended March 31, 2005 and 2004 respectively, a decrease of $167,605, or 34%. The reduction was a direct result of the decreased sales. Gross profit percentages for the three months ended March 31, 2005 and 2004 were 7% and 4%, respectively. The increase was a result of eliminating the low margin products.

      Operating expenses totaled $342,221and $194,363 for the three months ended March 31, 2005 and 2004. This was an increase of $147,858, or 76%. This was a result of increased salaries paid in common stock.

      Interest expense was $22,807 and $13,017 for the three-months ended March 31, 2005 and 2004 respectively, an increase of $9,790, or 75%. The increase is a result of additional borrowing.

Liquidity and Capital Resources

      Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

      As of March 31, 2005, the Company had a negative working capital from continuing operations of $899,385 as compared to a negative working capital of $675,729 at March 31, 2004.

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

      If We Are Unable to Obtain Additional Funds, We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

      Profitable operations are essential for the Company to become viable. The present business plan contemplates profitable operations will be achieved. However, in the event that profitable operations are not achieved, our present financial resources should allow us to continue operations through June 30, 2005. If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels or at all. We are engaged in seeking additional financing and we continue to impose actions designed to minimize our operating loses. We would consider strategic opportunities, including investment in the Company, a merger or other acceptable transactions, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurances that additional capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional financing or to arrange a suitable strategic opportunity, our business will be placed in significant financial jeopardy.

      Our Independent Auditors have Stated that Our Recurring Losses from Operations and Our Accumulated Deficit Raise Substantial Doubt About Our Ability to Continue as a Going Concern.

      The report of our independent Certified Public Accounts dated March 15, 2005 for the December 31, 2004 consolidated financial statements contained an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

Our Financial Condition Has Adversely Affected Our Ability to Pay Suppliers on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations Necessary to Continue Shipment and Sales of Our Products.

      As of March 31, 2005 our accounts payable totaled $485,914 of which $103,302 were over sixty (60) days old. While we have negotiated payment plans with our major suppliers and vendors whereby we pay C.O.D. with a nominal pay down of any past due amounts, there can be no assurances that we will be able to continue these payment plans or obtain the necessary materials and/or ingredients to produce our baked goods. If we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers will be jeopardized and we will be unable to obtain critical supplies and services to maintain and continue to manufacture, ship and to sell our products.

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

      We Have Obtained Secured Financing With the Pledge of All of Our Assets.

      We have previously procured interim financing to continue operations in arms length transactions from the following directors: Ronald L. Schutte, the Chief Executive Officer and Chairman of the Board, in the amount of $636,082 and Anthony J. Merante, Director and Chief Financial Officer, in the amount of $128,385. A $317,000 note to Mr. Schutte is secured by all the assets of the Company. In the event of default, Messors Schutte and Merante will obtain, in addition to other remedies, the right to all of our assets as well as the right to appoint qualified members to our Board of Directors that would constitute a majority.

      We Have Incurred Losses in the Past and We Expect To Incur Losses in the Future.

      We have incurred losses in each year since our inception. Our net loss for the fiscal year ended December 31, 2004 was $574,324 and our accumulated deficit as of December 31, 2004 was $11,943,294. We expect operating losses to continue through 2005 as we continue our marketing and sales activities and conduct additional development of our products.

                Risks Related to the Market for Our Common Stock

      The Price of Our Common Stock is Subject to Volatility

      Our Common Stock has traded as low as $0.06 per share and as high as $0.50 per share in the twelve (12) month ended March 31, 2005. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

      Our Common Stock is Currently Traded on the Over-The-Counter-Bulletin-Board and an Investor's Availability to Trade Our Common Stock May Be Limited by Trading Volume

      The trading volume in our common shares has been extremely limited. A consistently active trading market for our Common Stock may not develop on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the month ended March 31, 2005 was approximately 10,626 shares.

                          Risks Related to Our Business

      We are Currently Dependent on a Few Major Customers for a Significant Portion of Our Revenues

      We currently record sales from approximately 35 customers. Three customers and two customers accounted for in excess of 10% of our revenues for the periods ended March 31, 2005 and 2004, respectively. We intend to establish long-term relationships with our customers and continue to expand our customer base. While we diligently seek to become less dependent on any one customer, it is likely that certain business relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future. The loss of one or more of these significant customers may result in a material adverse effect on our revenues and our ability to become profitable or our ability to continue our business operations.

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

      We Use Certain Names that Do Not Have Protection under Federal or State Trademark Laws.

      Our use of the names, "Creative Bakeries", "Brooklyn Cheesecake Company" and "Brooklyn Cheesecake & Desserts Company," under which Brooklyn Cheesecake & Desserts Company, Inc. conducts business and has established goodwill may be subject to legal challenge since there are other businesses operating under similar names and we have not registered trademarks for these names with either federal or state agencies. In addition, we utilize packaging with depictions of the Brooklyn Bridge in designed or stylized formats in conjunction with the names, "Brooklyn Cheesecake Company, Inc." and "Brooklyn Cheesecake and Deserts Company," which have not been registered with either federal or state agencies. In that we do not possess registered trademarks for our trade names or trade dress, we may face opposition to our usage of same that may require us to discontinue usage of certain trade names or packaging, which in turn will require us to re-establish goodwill associated with our product names and packaging. We are seeking trademark registrations with the United States Patent and Trademark Office but there can be no assurances that we will be successful in obtaining a registered mark.

      Attraction and Retention of Key Personnel

      Our future success depends in significant part on the continued services of key sales and senior management personnel. The loss of Ronald L. Schutte, our Chairman and Chief Executive Officer, Anthony Merante our Chief Financial Officer, or other key employees could have a material adverse affect on our business, results of operations and financial condition. There can be no assurances that we can attract, assimilate or retain other highly qualified personnel in the future.

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

      Geographic Concentration of our Business is Primarily in the New York City Tri-State Area

      Although we have expanded our customer base abroad in Japan, most of Brooklyn Cheesecake & Desserts Company, Inc. retail and institutional/wholesale customers are located in the Eastern Region of the United States. Adverse changes in economic conditions in the New York City metropolitan area are more likely to affect the Company's business, financial condition and results of operations than if its operations were spread over a larger market area.

      Government Regulation: Maintenance of Licenses and Certification

      Brooklyn Cheesecake & Desserts Company, Inc is subject to numerous state regulations relating to the preparation and sale of food. It is also subject to federal and state laws governing the Company's relationship with employees, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements. The failure to obtain or retain the required food licenses or to be in compliance with applicable governmental regulations, or any increase in the minimum wage rate, employee benefits costs (including costs associated with mandated health insurance coverage) or other costs associated with employees, could adversely affect our business, financial condition or results of operations. In addition, the Company's products are certified as kosher by independent entities. We believe that we will continue to meet the kosher certification requirements. However, the failure to retain or obtain such certification in the future could have a material adverse effect on our business, financial condition or results of operations.

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

Item 3. Controls and Procedures

      As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the quarter ended March 31, 2005.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following restricted common stock issuances were made in the quarter ended March 31, 2005:

      - The Company issued 1,850,000 shares of common stock for services valued at $148,000. All the shares were issued to officers of the Company, valued at $148,000, or $0.08 per share on January 13, 2005, the closing trading price on the date of issuance.

      - The Company issued 225,427 shares of common stock in settlement of an account payable of $18,034. These shares are valued at $0.08 per share the January 13, 2005, closing trading price on the date of the agreement.

      - In payment of fees to Company Board members and Corporate Secretary, the Company issued 112,500 shares of common stock, valued at $9,000. These shares are valued at $0.08 per share the January 13, 2005, closing trading price on the date of issuance.

      - The Company issued 1,050,000 shares of common stock in settlement of website development cost of $63,000. These shares are valued at $0.06 per share the December 29, 2004 closing trading price on the date the agreement was made.

      The issuance of the common stock was exempt from registration pursuant to
      Section 4(2) of The Securities Act of 1933, as amended.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

            32.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

      (b)   Reports on Form 8-K

      The Company filed a current report on Form 8-K/A on January 19, 2005 regarding the resignation of Zeller, Weiss & Kahn LLP as the Company's Certified Public Accountants.

            The Company filed a current report on Form 8-K on January 19, 2005 regarding the engagement of Sherb & Co., LLP as the Company's new Certified Public Accountants.

            The Company filed a current report on Form 8-K on January 20, 2005 announcing the appointment of Anthony Merante as Chief Financial Officer.

            The Company filed a current report on Form 8-K on February 22, 2005 regarding an amendment to the Company's Certificate of Incorporation changing the Company name to Brooklyn Cheesecake & Desserts Company, Inc. from Creative Bakeries, Inc.

            The Company filed a current report on Form 8-K on March 7, 2005 regarding the Company entering into an agreement for website development and issuance of an aggregate of 2,500,000 shares of common stock as consideration for service.

            The Company filed a current report on Form 8-K on March 5, 2005 regarding the extension of the due date of the $317,000 Secured promissory note in favor of Ronald L. Schutte the Company's CEO, President and Chairman.

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2005.

Brooklyn Cheesecake & Desserts Company, Inc.

By: /s/ Ronald L. Schutte
President and Chief Executive Officer

By: /s/ Anthony J. Merante
Vice-President and Chief Financial Officer