Form 10QSB
period 2005-06-30
Brooklyn Cheesecake & Desert Com
filed 2005-08-11
CIK 949721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark one)

|X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2005

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939 For the transition period from to ________

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

                                 Yes |_| No |X|

As of August 5, 2005, there were 12,783,231 shares of the registrant's common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_|  No |X|

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                      INDEX

PART I. FINANCIAL INFORMATION

 Item 1.  Condensed consolidated financial statements:

          Balance sheet as of June 30, 2005(unaudited)                       F-2

          Statements of operations for the six and
          three months ended June 30, 2005 and 2004(unaudited)               F-3

          Statements of cash flows for the six months
          ended June 30, 2005 and 2004(unaudited)                            F-4

          Notes to condensed consolidated financial
          Statements                                                  F-5 - F-10

 Item 2.  Management's discussion and analysis or
          Plan of Operations

 Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

 Item 2. Unregistered sales of equity securities and use of proceeds

 Item 6.  Exhibits

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              CONDENSED CONSOLIDATED BALANCE SHEET - JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                        $       3,771
  Accounts receivable, less allowance for doubtful
   accounts of $400                                                      193,157
  Inventories                                                            169,585
  Prepaid expenses                                                        26,809
                                                                   -------------

      Total current assets                                               393,322
                                                                   -------------

Property and equipment, net                                              308,652
                                                                   -------------

Other assets:
  Security deposits                                                        6,242
  Website development                                                    150,000
  Tradename, net of amortization                                          70,125
                                                                   -------------

      Total other assets                                                 226,367
                                                                   -------------

                                                                   $     928,341
                                                                   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Cash overdraft                                                  $      51,445
  Accounts payable                                                      386,228
  Accrued expenses                                                       68,643
  Capital lease obligation                                               12,616
  Notes payable                                                           2,500
  Notes payable, officer                                                787,170
                                                                  -------------

      Total current liabilities                                        1,308,602
                                                                  -------------

Other liabilities:
  Capital lease obligation, net of current portion                       42,196
  Notes payable, officer, net of current portion                         73,495
  Deferred rent                                                          24,360
                                                                  -------------

      Total other liabilities                                           140,051
                                                                  -------------

Stockholders' deficiency:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.001 par value, authorized 30,000,000
   shares, issued and outstanding 12,783,231 shares                      12,783
  Additional paid in capital                                         11,833,891
  Accumulated deficit                                               (12,366,986)
                                                                  -------------

      Total stockholders' deficiency                                   (520,312)
                                                                  -------------
                                                                  $     928,341
                                                                  =============

            See notes to condensed consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       SIX AND THREE MONTHS ENDED JUNE 30,
                                   (UNAUDTIED)

                                      Six Months                 Three Months
                                    Ended June 30,              Ended June 30,
                                 2005          2004           2005          2004
                                 ----          ----           ----          ----
Net sales                    $   885,558   $ 1,157,905   $   537,088   $   642,734

Cost of sales                    733,446     1,038,150       408,716       545,815
                             -----------   -----------   -----------   -----------

Gross profit                     152,112       119,755       128,372        96,919
                             -----------   -----------   -----------   -----------

Selling, general and
 administrative expenses         528,910       504,158       186,689       309,795
Interest expense                  46,895        32,467        24,088        19,450
                             -----------   -----------   -----------   -----------
                                 575,805       536,625       210,777       329,245
                             -----------   -----------   -----------   -----------

Net loss                     ($  423,693)  ($  416,870)  ($   82,405)  ($  232,326)
                             ===========   ===========   ===========   ===========

 Basic and diluted:
  Net loss per common share  ($     0.04)  ($     0.07)  ($     0.01)  ($     0.04)
                             ===========   ===========   ===========   ===========

Weighted average number of
 common shares outstanding
 Basic and diluted            11,550,589     5,667,840    12,479,897     5,838,929
                             ===========   ===========   ===========   ===========

            See notes to condensed consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                        2005            2004
                                                        ----            ----
Operating activities:
  Net Loss                                         ($   423,693)  ($   416,870)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation and amortization                       42,987         55,643
     Common stock issued for services                   157,000        100,000
   Changes in other operating assets and
    liabilities from operations:
      Accounts receivable                               107,174        (74,570)
      Inventory                                         (65,783)        19,211
      Prepaid expenses                                   22,330         43,395
      Security deposits                                    (477)        (1,051)
      Accounts payable                                  (19,274)       106,184
      Accrued expenses                                   24,708        (30,925)
      Deferred rent                                       4,680          8,280
                                                   ------------   ------------

      Net cash used in operating activities            (150,348)      (190,703)
                                                   ------------   ------------

Investing activities:
  Purchase of property and equipment                    (30,163)       (93,222)
                                                   ------------   ------------

      Net cash used in investing activities             (30,163)       (93,222)
                                                   ------------   ------------

Financing activities:
  Proceeds from notes payable                                --         81,652
  Payment of notes payable                                   --       (250,000)
  Proceeds from officers' note payable                  141,174        375,800
  Proceeds from capital lease obligations                 7,883         (4,306)
                                                   ------------   ------------

      Net cash provided by financing activities         149,057        203,146
                                                   ------------   ------------

Net decrease in cash and cash equivalents               (31,454)       (80,779)
                                                   ------------   ------------

Cash and cash equivalents, beginning of period           35,225         82,523
                                                   ------------   ------------

Cash and cash equivalents, end of period           $      3,771   $      1,744
                                                   ============   ============

Supplemental disclosure:
  Cash paid during the period for:
      Interest:                                    $      8,040   $     22,332
                                                   ============   ============

Non cash transactions affecting investing and
 financing:
    Issuance of restricted common shares for debt  $     63,000   $         --
                                                   ============   ============

            See notes to condensed consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

      The Company has incurred losses from continuing operations since inception. Management has described its plan of action in regard to this uncertainty in its latest annual report filed December 31, 2004.

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

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At June 30, 2005, the Company had no uninsured cash balances.

4. Accounts receivable:

      Following is a summary of receivables at June 30, 2005:

              Trade accounts                               $  193,557
              Less allowance for doubtful accounts               (400)
                                                           ----------
                                                           $  193,157
                                                           ==========

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

5. Inventories:

      Inventories at June 30, 2005 consist of:

           Finished goods                          $   52,385
           Raw materials                               34,785
           Supplies                                    82,415
                                                   ----------

                                                   $  169,585
                                                   ==========

6. Property and equipment:

      The following is a summary of property and equipment at June 30, 2005.

           Baking equipment                        $1,520,378
           Furniture and fixtures                     109,105
           Leasehold improvements                     180,422
                                                   ----------
                                                    1,809,905
           Less:  Accumulated depreciation
                   and amortization                 1,501,253
                                                   ----------
                                                   $  308,652
                                                   ==========

      Depreciation expense was $39,987 and $39,843, respectively, for the six months ended June 30, 2005 and 2004.

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

7. Loan acquisition costs:

      The Company incurred loan acquisition costs in the amount of $16,957 in connection with one of the notes payable financings the Company entered into in 2003. These costs were being amortized over the life of the loan. Loan amortization expense for the six months and three months ended June 30, 2004 amounted to $12,798 and 7,998 respectively. The loan was repaid in June 2004.

8. Tradename and licensing agreements:

      On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $3,000 for the six months ended June 30, 2005 and June 30, 2004.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

8. Tradename and licensing agreements (continued):

The following is a schedule of future amortizations on the trade name:

        2006                                       $    6,000
        2007                                            6,000
        2008                                            6,000
        2009                                            6,000
        2010                                            6,000
        Thereafter                                     40,125
                                                   ----------
                                                   $   70,125
                                                   ==========

9. Notes payable, officers:

      Note dated May 21, 2004 in the amount of $54,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received by the Company in the first and second quarter of 2004.

      Note dated June 15, 2004 in the amount of $317,000, with interest at the rate of 13% per annum. Interest payments are due on the last day of each month with the note maturing on September 30, 2005. The note is secured by all of the Company's assets.

      Note payable effective April 2, 2003 in the original amount of $50,000, with a variable interest rate that was 8.74% at June 30, 2005. Monthly payment of principal and interest are approximately $1,300. Note is unsecured. The outstanding balance on the loan was $48,531 at June 30, 2005.

      Note dated January 1, 2003 in the original amount of $88,000 with an interest rate of 8.5% per annum. The note is unsecured. Interest only payments are due for the first eighteen months and principal and interest are due monthly thereafter until the maturity date of December 31, 2005. The balance on the note was $108,319 at June 30, 2005 including accrued interest.

      Note dated December 31, 2004 in the amount of $111,651, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received by the Company in the third quarter of 2004.

      Note dated June 30, 2005 in the amount of $85,089, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates loans during the second quarter of 2005.

      Note dated May 25, 2004 in the amount of $28,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the first and second quarters of 2004.

      Note payable effective August 18, 2003 in the original amount of $54,000, with a variable interest rate that was 9.25% at June 30, 2005. Monthly payments of principal and interest are approximately $1,000. Note is unsecured. The outstanding balance on the loan was $52,466 at June 30, 2005.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

9. Notes payable, officers (continued):

      Note dated December 31, 2004 in the amount of $8,911, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the third and fourth quarters of 2004.

      Note dated June 30, 2005 in the amount of $46,700, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the first and second quarter of 2005.

        Maturities for the next five years are as follows:

        June 30, 2006                              $  787,170
        June 30, 2007                                  19,000
        June 30, 2008                                  19,000
        June 30, 2009                                  19,000
        June 30, 2010                                   8,366
           Thereafter                                   8,131
                                                   ----------
                                                   $  860,667
                                                   ==========

10. Leases- Capital:

      Capitalized lease with an order date of March 9, 2004, in the amount of $47,940 plus a 10% buyout amount of $4,794. Monthly payments of principal and interest in the amount of $1,051 commenced April 7, 2004, payable over 60 months. The lease matures in April 2009. The balance of the lease was $42,956 at June 30, 2005. The note is guaranteed by a member of the Board of Directors.

      Capitalized lease with an order date of February 22, 2005, in the amount of $13,000. Monthly payments of principal and interest in the amount of $477 commenced March 22, 2005, payable over 36 months. The lease matures in February 2008. The balance of the lease was $11,856 at June 30, 2005. The note is guaranteed by a member of the Board of Directors.

      At June 30, 2005 equipment held under capital leases is summarized as below:

                                                      2005
                                                   ----------
        Manufacturing equipment                    $   66,129
        Less: Accumulated depreciation                 (5,855)
                                                   ----------
                                                   $   60,274
                                                   ==========

      Minimum Future Lease Payments
      -----------------------------

      Minimum future lease payments under capital leases as of June 30, 2005 for each of the next four years and in the aggregate are:

        Quarter Ended June 30,
        2006                                       $   18,336
        2007                                           18,336
        2008                                           16,428
        2009                                            9,459
                                                   ----------
        Total minimum lease payments                   62,559
        Less: Amount representing interest             (7,747)
                                                   ----------
        Present value of net minimum lease payment $   54,812
                                                   ==========

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

10. Leases- Capital (continued):

      The interest rates on the capitalized leases are 9.7% and 19% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

11. Note Payable

      Note dated June 28, 2004 in the amount of $2,500, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. The holder of the note is a member of the Board of Directors.

12. Common Stock:

      The following restricted common stock issuances were made in the quarter ended June 30, 2005:

      o The Company issued 1,850,000 shares of common stock for services valued at $148,000. All the shares were issued to officers of the Company, valued at $148,000, or $0.08 per share on January 13, 2005, the closing trading price on the date of issuance.

      o The Company issued 225,427 shares of common stock in settlement of an account payable of $18,034. These shares are valued at approximately $0.08 per share the closing trading price on the date of issuance.

      o In payment of fees to Company Board members and Corporate Secretary, the Company issued 112,500 shares of common stock, valued at $9,000. These shares are valued at $0.08 per share the closing trading price on the date of issuance.

      o The Company issued 1,050,000 shares of common stock in settlement of website development costs of $63,000. These shares are valued at $0.06 per share the closing trading price on the date

      o The Company issued an additional 1,050,000 shares of common stock as consideration of website development costs of $63,000. These shares are valued at $0.06 per share the closing trading price on the date the agreement was made.

      The issuance of the common stock was exempt from registration pursuant to
      Section 4(2) of The Securities Act of 1933, as amended.

13. Commitments and contingencies:

      The Company rents office, plant and warehouse space in New Jersey under a five-year lease that expires August 31, 2008. Rental expense for the six months ended June 30, 2005 and 2004 was $115,207 and $98,502, respectively.

      The minimum future rentals on the facilities are as follows:

           June 30, 2006                           $  154,000
           June 30, 2007                              161,000
           June 30, 2008                              167,000
           Thereafter                                  28,000
                                                   ----------
                                                   $  510,000
                                                   ==========

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

13. Commitments and contingencies (continued):

      The Company entered into an agreement for legal services commencing February 1, 2005. The agreement calls for one-third of the monthly retainer fee of $3,000 to be paid through the issuance of an equivalent number of restricted common shares based on an agreed upon market value formula. The shares are to be issued on a quarterly basis. There are 37,342 shares due under this agreement at June 30, 2005.

14. Concentration of Credit Risk

      As of June 30, 2005, the Company had included in accounts receivable two customers whose outstanding balances equaled or exceeded 10% of total accounts receivable. The totals were 58.5%, and 18.3%. If any of the customers should default, it could have a significant impact on the Company's operation. During the six months ended June 30, 2005 those customers accounted for 38% of total revenue. In the six months ended June 30, 2004, three customers accounted for 33% of total revenue.

      Purchases from one supplier for the six months ended June 30, 2005 represented approximately 40% of non-affiliated purchases. For the six months ended June 30, 2004 purchases from three suppliers represented approximately 27% of non-affiliated purchases. At June 30, 2005, amounts due to the suppliers amounted to 36% of accounts payable.

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

16. Earnings per share:

      Basic earnings per share is computed based on the weighted average number of shares actually outstanding. Diluted earnings per share includes the shares that would have been outstanding assuming conversion of the common stock purchase warrants which are considered to be common stock equivalents. However, according to FASB 128, effective for financial statements issued and annual periods beginning after December 15, 1997, entities with a loss from continuing operations should not include the exercise of potential shares in the calculation of earnings per share since the increase would result in a lower loss per share. Thus, common stock purchase warrants and stock options are excluded from the calculation of earnings per share.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The refinement of the product mix has resulted in a nine percent increase in gross profit for the quarter as compared to the prior year. The twenty four percent gross profit margins achieved during this quarter was consistent with management's objective and supports he decisions made regarding proper product mix.

      E-Commerce sales are increasing at a consistent rate. Internet advertising and event promotions have been launched to promote the www.brooklyncheesecake.com web site. Trade show participation in Las Vegas and New York was designed to promote the Brooklyn Cheesecake products as well as establishing brand awareness. Management continues to evaluate production processes and product mix with the goal of reducing cost of goods sold expenses and increasing gross profit.

      E-Commerce, export and foodservice are the main avenues of distribution that the Company's sales and marketing efforts are focused.

      Management continues active solicitation for funding sources necessary to maintain operations as well as acquisition or merger candidates.

Results of Operations

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

      The Company had consolidated net sales of $537,088 and $642,734 for the three months ended June 30, 2005 and 2004 respectively, a decrease of $105,646, or 16%. Consolidated net sales for the six months ended June 30, 2005 and 2004 were $885,558 and $1,157,905 respectively, a decrease of $272,347, or 24%. The decrease in sales is a result of our reduced sales of low margin products.

      The cost of sales was $408,716 and $545,815 and $733,446 and $1,038,150 for the three and six months ended June 30, 2005 and 2004 respectively, a decrease of 137,099 (25%) and $304,704 (29%) respectively. The reduction was a direct result of the decreased sales. The gross profit percentages for the three and six months ended June 30, 2005 were 24% and 17% respectively. The gross profit percentages for the three and six months ended June 30, 2004 were 15% and 10% respectively.

      Selling, general and administrative expenses totaled $186,689 and $309,795 for the three months ended June 30, 2005 and 2004. The decrease of $123,106 or 40% was a result of stock based compensation paid June 2004. Selling, general and administrative expenses were $528,910 and $504,158 for the six months ended June 30, 2005 and 2004 respectively. This was an increase of $24,752 or 5%.

      Interest expense was $24,088 and $19,450 for the three-months ended June 30, 2005 and 2004 respectively, an increase of $4,638 or 24%. Interest expense increased $14,428 or 44% to $46,895 from $32,467 for the six months ended June 30, 2005 and June 30, 2004 respectively. The increases were a result of increased borrowing.

Segment Information

      Not applicable since retail operations were discontinued.

Liquidity and Capital Resources

      Since its inception the Company's sources of working capital has been the $8,455,000 received from the issuance of its securities, and $860,667 loans from officers.

      As of June 30, 2005, the Company had a negative working capital from continuing operations of approximately $915,280 as compared to a negative working capital of $687,713 at June 30, 2004.

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

      If We Are Unable to Obtain Additional Funds, We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

      Profitable operations are essential for the Company to become viable. The present business plan contemplates profitable operations will be achieved. However, in the event that profitable operations are not achieved, our present financial resources should allow us to continue operations through September 15, 2005. If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels or at all. We are engaged in seeking additional financing and we continue to impose actions designed to minimize our operating loses. We would consider strategic opportunities, including investment in the Company, a merger or other acceptable transactions, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurances that additional capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional financing or to arrange a suitable strategic opportunity, our business will be placed in significant financial jeopardy.

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

      As of June 30, 2005 our accounts payable totaled $362,228 of which $111,296 were over sixty (60) days old. While we have negotiated payment plans with our major suppliers and vendors whereby we pay C.O.D. with a nominal pay down of any past due amounts, there can be no assurances that we will be able to continue these payment plans or obtain the necessary materials and/or ingredients to produce our baked goods. If we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers will be jeopardized and we will be unable to obtain critical supplies and services to maintain and continue to manufacture, ship and to sell our products.

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

      We Have Obtained Secured Financing With the Pledge of All of Our Assets.

      We have previously procured interim financing to continue operations in arms length transactions from the following directors: Ronald L. Schutte, the Chief Executive Officer and Chairman of the Board, in the amount of $724,590 and Anthony J. Merante, Director and Chief Financial Officer, in the amount of $136,077. A $317,000 note to Mr. Schutte is secured by all the assets of the Company. In the event of default, messers Schutte and Merante will obtain, in addition to other remedies, the right to all of our assets as well as the right to appoint qualified members to our Board of Directors that would constitute a majority.

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

                Risks Related to the Market for Our Common Stock

      The Price of Our Common Stock is Subject to Volatility

      Our Common Stock has traded as low as $0.06 per share and as high as $0.42 per share in the twelve (12) month ended June 30, 2005. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

      The trading volume in our common shares has been extremely limited. A consistently active trading market for our Common Stock may not develop on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the month ended June 30, 2005 was approximately 2,964 shares.

                          Risks Related to Our Business

      We are Currently Dependent on a Few Major Customers for a Significant
                            Portion of Our Revenues

      We currently record sales from approximately 43 customers. Four customers accounted for in excess of 10% of our revenues for the period ended June 30, 2005. There were no customers for the period ending June 30, 2004 that accounted for in excess of 10% of our revenues. We intend to establish long-term relationships with our customers and continue to expand our customer base. While we diligently seek to become less dependent on any one customer, it is likely that certain business relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future. The loss of one or more of these significant customers may result in a material adverse effect on our revenues and our ability to become profitable or our ability to continue our business operations.

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

      We Use Certain Names that Do Not Have Protection under Federal or State Trademark Laws.

      Our use of the names, "Creative Bakeries", "Brooklyn Cheesecake Company" and "Brooklyn Cheesecake & Desserts Company," under which Brooklyn Cheesecake & Desserts Company, Inc. conducts business and has established goodwill may be subject to legal challenge since there are other businesses operating under similar names and we have not registered trademarks for these names with either federal or state agencies. In addition, we utilize packaging with depictions of the Brooklyn Bridge in designed or stylized formats in conjunction with the names, "Brooklyn Cheesecake Company, Inc." and "Brooklyn Cheesecake and Desserts Company," which have not been registered with either federal or state agencies. In that we do not possess registered trademarks for our trade names or trade dress, we may face opposition to our usage of same that may require us to discontinue usage of certain trade names or packaging, which in turn will require us to re-establish goodwill associated with our product names and packaging. We are seeking trademark registrations with the United States Patent and Trademark Office but there can be no assurances that we will be successful in obtaining a registered mark.

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

      We have Limited Product Liability Insurance Due to the High Cost of Same

      We manufacture, market and sell baked goods and dessert products. In the event our products are tainted/spoiled or cause illness in consumers, we may face potential claims. Due to the high cost of product liability insurance, we only maintain insurance coverage of $2,000,000 to protect against claims associated with the consumption of our products. Any claim against us, whether or not successful, may result in our expenditure of substantial funds and litigation. Further, any claims may require management's time and use of our resources and may have a materially adverse impact on us.

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

      Continuing Changes in Food Service Industry

      The results of operations of food service businesses are affected by, among other things, changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing units. Multi-unit food service companies also can be substantially adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating difficulties stemming from one unit or a limited number of units, or health concerns as to particular types of food or methods of preparing food. There can be no assurance that the Company will be able to maintain the quality of its food products. In addition, dependence on frequent deliveries of fresh ingredients also subjects food service businesses, such as Brooklyn Cheesecake & Desserts Company, Inc., to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients.

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

      Possible Adverse Effect of Issuance of Preferred Stock

      Brooklyn Cheesecake & Desserts Company, Inc. restated Certificate of Incorporation authorizes the issuance of 2,000,000 shares of Preferred Stock, with designations, rights and preferences as determined from time to time by the Board of Directors. As a result of the foregoing, the Board of Directors can issue, without further shareholder approval, Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock could, under certain circumstances, discourage, delay or prevent a change in control of the Company.

Item 3. Controls and Procedures

      As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2005.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

The following restricted common stock issuance was made in the quarter ended June 30, 2005:

      o The Company issued 1,850,000 shares of common stock for services valued at $148,000. All the shares were issued to officers of the Company, valued at $148,000, or $0.08 per share on January 13, 2005, the closing trading price on the date of issuance.

      o The Company issued 225,427 shares of common stock in settlement of an account payable of $18,034. These shares are valued at approximately $0.08 per share the closing trading price on the date of issuance.

      o In payment of fees to Company Board members and Corporate Secretary, the Company issued 112,500 shares of common stock, valued at $9,000. These shares are valued at $0.08 per share the closing trading price on the date of issuance.

      o The Company issued 1,050,000 shares of common stock in settlement of website development costs of $63,000. These shares are valued at $0.06 per share the closing trading price on the date

      o The Company issued an additional 1,050,000 shares of common stock in consideration of website development cost of $63,000. These shares are valued at $0.06 per share the closing trading price on the date the agreement was made.

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

            31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

            32.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2005.

Brooklyn Cheesecake & Desserts Company, Inc.

By: /s/Ronald L. Schutte
    --------------------
President and Chief Executive Officer

By: /s/Anthony J. Merante
    ---------------------
Vice-President and Chief Financial Officer