Form 10QSB
period 2005-09-30
Brooklyn Cheesecake & Desert Com
filed 2005-11-22
CIK 949721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

|X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended September 30, 2005

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

                                 Yes |X| No |_|

As of November 21, 2005, there were 13,525,336 shares of the registrant's common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_|  No  |X|

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

INDEX

PART I. FINANCIAL INFORMATION

        Item 1. Condensed consolidated financial statements:

                Balance sheet as of September 30, 2005 (unaudited)           F-2

                Statements of operations for the nine and three months
                  ended September 30, 2005 and 2004 (unaudited)              F-3

                Statements of cash flows for the nine months
                  ended September 30, 2005 and 2004 (unaudited)              F-4

                Notes to condensed consolidated financial
                  Statements                                          F-5 - F-11

        Item 2. Management's discussion and analysis of financial condition or plan of operations

        Item 3. Controls and Procedures

PART II.OTHER INFORMATION

        Item 2. Unregistered sales of equity securities and use of proceeds

        Item 5. Other Information

        Item 6. Exhibits

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
            CONDENSED CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                        $      1,020
  Accounts receivable, less allowance for doubtful
   accounts of $400                                                     142,722
  Inventories                                                           564,148
  Prepaid expenses                                                        6,746
                                                                   ------------
    Total current assets                                                714,636
                                                                   ------------

Property and equipment, net                                             288,504
                                                                   ------------

Other assets:
  Security deposits                                                       6,242
  Website development                                                   150,000
  Tradename and licensing agreements,
    net of amortization                                                  68,625
                                                                   ------------
                                                                        224,867
                                                                   ------------
                                                                   $  1,228,007
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Cash overdraft                                                   $      1,441
  Accounts payable                                                      497,412
  Accrued expenses                                                       92,588
  Capital lease obligation                                               12,617
  Notes payable                                                         235,060
  Notes payable, officer                                                930,872
                                                                   ------------
    Total current liabilities                                         1,769,990
                                                                   ------------

Other liabilities:
  Capital lease obligation, net of current portion                       39,003
  Notes payable, officer, net of current portion                         68,882
  Deferred rent                                                          25,700
                                                                   ------------
                                                                        133,585
                                                                   ------------
Stockholders' deficiency:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued                                                       --
  Common stock, $.001 par value, authorized 30,000,000
   shares, issued and outstanding 13,525,336 shares                      13,525
  Additional paid in capital                                         11,887,399
  Accumulated deficit                                               (12,576,492)
                                                                   ------------
    Total stockholders' deficiency                                     (675,568)
                                                                   ------------

                                                                   $  1,228,007
                                                                   ============

           See notes to condensed consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                            Nine Months                        Three Months
                                           Ended Sept 30                      Ended Sept 30,
                                     2005               2004              2005              2004
                                  ------------      ------------      ------------      ------------
Net sales                         $  1,218,321      $  1,746,549      $    332,763      $    588,644

Cost of sales                        1,002,987         1,573,260           269,541           535,110
                                  ------------      ------------      ------------      ------------

Gross profit                           215,334           173,289            63,222            53,534
                                  ------------      ------------      ------------      ------------

Selling, general and
 administrative expenses               771,013           732,745           242,103           228,587
Write-off of tradename rights               --            17,981                --            17,981
Gain on sale of asset                       --           (10,000)               --           (10,000)
Interest expense                        77,520            48,941            30,625            16,474
                                  ------------      ------------      ------------      ------------
                                       848,533           789,667           272,728           253,042
                                  ------------      ------------      ------------      ------------

Net loss                          ($   633,199)     ($   616,378)     ($   209,506)     ($   199,508)
                                  ============      ============      ============      ============

Earnings per common share:
 Primary and fully diluted:

  Net loss per common
   share - basic and diluted      ($      0.05)     ($      0.10)     ($      0.02)     ($      0.03)
                                  ============      ============      ============      ============

Weighted average number of
 common shares outstanding
 basic and diluted                  11,988,902         5,991,304        12,884,445         6,631,202
                                  ============      ============      ============      ============

           See notes to condensed consolidated financial statements.

         BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                         2005           2004
                                                      ---------      ---------
Operating activities:
  Net loss                                            ($633,199)     ($616,378)
  Adjustments to reconcile net loss
   to cash used in
   operating activities:
     Depreciation and amortization                       64,636         77,710
     Common stock issued for services                   187,250        100,000
     Write-off of tradename rights                           --         17,981
     Gain on sale of equipment                               --        (10,000)
   Changes in other operating assets and
    liabilities from operations:
      Accounts receivable                               157,609        (93,869)
      Inventory                                        (460,346)       (57,851)
      Prepaid expenses                                   42,393         32,682
      Security deposits                                    (477)        (1,051)
      Accounts payable                                   65,904        192,806
      Accrued expenses                                   48,653         10,155
      Deferred rent                                       6,020         11,820
                                                      ---------      ---------

      Net cash used in operating activities            (521,557)      (335,995)
                                                      ---------      ---------

Investing activities:
  Purchase of property and equipment                    (30,163)       (93,222)
  Sale of tradename rights and equipments                    --         35,000
                                                      ---------      ---------

      Net cash used in investing activities             (30,163)       (58,222)
                                                      ---------      ---------

Financing activities:
  Proceeds from notes payable                           232,560         90,152
  Payment of notes payable                                   --       (256,769)
  Proceeds from officers loans                          280,264        487,107
  Payment of officers' loans                                 --         (7,227)
  Proceeds from capital lease obligation                  4,691             --
                                                      ---------      ---------

      Net cash provided by financing activities         517,515        313,263
                                                      ---------      ---------

Net decrease in cash and cash equivalents               (34,205)       (80,954)
                                                      ---------      ---------

Cash and cash equivalents, beginning of period           35,225         82,523
                                                      ---------      ---------

Cash and cash equivalents, end of period              $   1,020      $   1,569
                                                      =========      =========

Supplemental disclosures:
  Cash paid during the year for:
    Interest:                                         $  77,520      $  25,786
                                                      =========      =========

Non cash transactions affecting investing
 and financing:
    Issuance of restricted common shares for debt     $ 168,034      $      --
                                                      =========      =========

            See notes to condensed consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


1.    Basis of presentation:

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2004 included in its Annual Report filed on Form 10-KSB.

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

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At September 30, 2005, the Company had no uninsured cash balances.

4.    Accounts receivable:

      Following is a summary of receivables at September 30, 2005:

           Trade accounts                                            $  143,122
           Less allowance for doubtful accounts                            (400)
                                                                     ----------
                                                                     $  142,722
                                                                     ==========

5.    Inventories:

      Inventories at September 30, 2005 consist of:

           Finished goods                                            $  414,438
           Raw materials                                                 67,305
           Supplies                                                      82,405
                                                                     ----------
                                                                     $  564,148
                                                                     ==========

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

6.    Property and equipment:

      The following is a summary of property and equipment at September 30, 2005.

           Baking equipment                                          $ 1,520,378
           Furniture and fixtures                                        109,105
           Leasehold improvements                                        180,422
                                                                     -----------
                                                                       1,809,905
           Less:  Accumulated depreciation
                   and amortization                                    1,521,401
                                                                     -----------
                                                                     $   288,504

      Depreciation expense was $60,136 and $60,409 respectively, for the nine months ended September 30, 2005 and 2004.

      The useful lives of property and equipment for purposes of computing depreciation are:

                                                                      Years

           Machinery and equipment                                       10
           Furniture and computers                                        5
           Leasehold improvements                                    10-15

7.    Loan acquisition costs:

      The Company incurred loan acquisition costs for October 2003 in the amount of $16,957 in connection with one of the notes payable financings the Company entered into in 2003. In June 2004, the related note was paid in full and the remaining acquisition costs were expensed. Loan amortization expense for the nine and three months ended September 30, 2004 were $12,798 and $0. The loan was repaid in June 2004.

8.    Tradename and licensing agreements:

      On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, and Brooklyn Cheesecake and Desserts Company, and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $4,500 for each of the nine months ended September 30, 2005 and 2004.

      The following is a schedule of future amortizations on the trade name:


        2006                                                       $ 6,000
        2007                                                         6,000
        2008                                                         6,000
        2009                                                         6,000
        2010                                                         6,000
        Thereafter                                                  38,625
                                                                   -------
                                                                   $68,625
                                                                   =======

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

9.    Notes payable, officer:

      Note dated May 21, 2004 in the amount of $54,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received by the Company in the first and second quarter of 2004.

      Note dated June 15, 2004 in the amount of $317,000, with interest at the rate of 13% per annum. Interest payments are due on the last day of each month with the note maturing on November 30, 2005. The note is secured by all of the Company's assets.

      Note payable effective April 2, 2003 in the original amount of $50,000, with a variable interest rate that was 8.74% at June 30, 2005. Monthly payment of principal and interest are approximately $1,300. Note is unsecured. The outstanding balance on the loan was $48,060 at September 30, 2005.

      Note dated January 1, 2003 in the original amount of $88,000 with an interest rate of 8.5% per annum. The note is unsecured. Interest only payments are due for the first eighteen months and principal and interest are due monthly thereafter until the maturity date of December 31, 2005. The balance on the note was $110,620 at September 30, 2005 including accrued interest.

      Note dated December 31, 2004 in the amount of $111,651, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received by the Company in the third quarter of 2004.

      Note dated September 30, 2005 in the amount of $177,089, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates loans during the second and third quarter of 2005.

      Note dated May 25, 2004 in the amount of $28,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the first and second quarters of 2004.

      Note payable effective August 18, 2003 in the original amount of $54,000, with a variable interest rate that was 9.25% at September 30, 2005. Monthly payments of principal and interest are approximately $1,000. Note is unsecured. The outstanding balance on the loan was $50,222 at September 30, 2005.

      Note dated December 31, 2004 in the amount of $8,911, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the third and fourth quarters of 2004.

      Note dated September 30, 2005 in the amount of $94,201, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the first, second, and third quarters of 2005.

      Maturities for the next five years are as follows:

        September 30, 2006                                      $   930,872
        September 30, 2007                                           18,000
        September 30, 2008                                           18,000
        September 30, 2009                                           18,000
        September 30, 2010                                            7,500
           Thereafter                                                 7,382
                                                                -----------
                                                                $   999,754
                                                                ===========

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


10.   Leases- Capital:

      Capitalized lease with an order date of March 9, 2004, in the amount of $47,940 plus a 10% buyout amount of $4,794. Monthly payments of principal and interest in the amount of $1,051 commenced April 7, 2004, payable over 60 months. The lease matures in April 2009. The balance of the lease was $40,825 at September 30, 2005. The note is guaranteed by a member of the Board of Directors.

      Capitalized lease with an order date of February 22, 2005, in the amount of $13,000. Monthly payments of principal and interest in the amount of $477 commenced March 22, 2005, payable over 36 months. The lease matures in February 2008. The balance of the lease was $10,795 at September 30, 2005. The note is guaranteed by a member of the Board of Directors.

      At September 30, 2005 equipment held under capital leases is summarized as below:

        Manufacturing equipment                                      $ 66,129
        Less: Accumulated depreciation                                 (7,454)
                                                                    ----------
                                                                     $ 58,675
                                                                    ==========

      Minimum Future Lease Payments

      Minimum future lease payments under capital leases as of September 30, 2005 for each of the next four years and in the aggregate are:

        Quarter Ended September 30,
        2006                                                          $ 18,336
        2007                                                            18,336
        2008                                                            14,997
        2009                                                             6,306
                                                                    -----------
        Total minimum lease payments                                    57,975
        Less: Amount representing interest                              (6,355)
                                                                    -----------
        Present value of net minimum lease payment                    $ 51,620
                                                                    ===========

      The interest rates on the capitalized leases are 9.7% and 19% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

11.   Note Payable

      Note dated June 28, 2004 in the amount of $2,500, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. The holder of the note is a member of the Board of Directors.

      Note payable, as per master factoring agreement addendum dated August 26, 2005 in the amount of $227,560 (the balance at September 30, 2005). The note bares interest of 1.25% for every 15 days outstanding. As of November 21, 2005 the balance due on this note is approximately $262,748. This note is expected to be paid in full by December 30, 2005.

      Employee loan dated August 23, 2005 for $5,000. This loan was repaid on October 7, 2005.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


12.   Common Stock:

      The following restricted common stock issuances were made in the fiscal year through September 30, 2005:

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

      o The Company issued 65,913 shares of common stock for services rendered valued at $8,750, pursuant to a monthly service retainer agreement. These shares were issued at various times during the quarter and have per share values ranging from approximately $0.105 to $0.175 per share depending on the closing trading price on the date of issuance.

      o In payment of fees to Company Board members and Corporate Secretary, the Company issued 76,192 shares of common stock, valued at $8,000. These shares are valued at $0.105 per share the closing trading price on the date of issuance.

      o The Company issued an additional 400,000 shares of common stock as consideration of website development costs of $24,000. These shares are valued at $0.06 per share the closing trading price on the date the agreement was made.

      o The Company issued 150,000 shares of common stock for services rendered valued at $9,000.

      o The Company issued 50,000 shares of common stock for services rendered valued at $4,500.


      The issuance of the common stock was exempt from registration pursuant to
      Section 4(2) of The Securities Act of 1933, as amended.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

13.   Commitments and contingencies:

      The Company rents office, plant and warehouse space in New Jersey under a five-year lease that expires August 31, 2008. Rental expense for the nine months ended September 30, 2005 and 2004 was $149,127 and $149,351, respectively.

      The minimum future rentals on the facilities are as follows:

           September 30, 2006                                      143,000
           September 30, 2007                                      148,500
           September 30, 2008                                      154,000
                                                                  --------
                                                                  $445,500
                                                                  ========

      The Company entered into an agreement for legal services commencing February 1, 2005. The agreement calls for one-third of the monthly retainer fee of $3,000 to be paid through the issuance of an equivalent number of restricted common shares based on an agreed upon market value formula. The shares are to be issued on a quarterly basis. There are no shares due under this agreement at September 30, 2005.

14.   Concentration of Credit Risk

      As of September 30, 2005, the Company had included in accounts receivable two customers whose outstanding balances equaled or exceeded 10% of total accounts receivable. The totals were 39%, and 30%. If any of the customers should default, it could have a significant impact on the Company's operation. During the nine months ended September 30, 2005 those customers accounted for 24% of total revenue. In the nine months ended September 30, 2004, three customers accounted for 28% of total revenue.

      Purchases from one supplier for the nine months ended September 30, 2005 represented approximately 45%. For the nine months ended September 30, 2004 purchases from two suppliers represented approximately 56% of non-affiliated purchases. At September 30, 2005, amounts due to the suppliers amounted to 56% of accounts payable.

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

            - The Company has a loss carryforward of $10,301,751 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2005 through 2024.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Operational and product refinements instituted during fiscal year 2005, has yielded a 24% increase in gross profit on 30% less sales revenue. A drop in the gross profit margin from the second quarter can be directly attributed to the increase in certain key commodities such as sugar and eggs and the increase cost of ingredients and packaging due to additional "freight in" charges resulting from higher fuel costs.

      E-Commerce sales have been increasing however, due to a lack of capital to support Internet advertising and targeted marketing to corporate gift clients expectations for growth are not realistic. Several components for the website have not been completed. On going discussions with the web developer to complete the site continues however, the site may not be fully operational even by the end of the fiscal year.

      Management has not been successful in fund raising efforts to raise capital to support marketing and operational needs of the company.

      Management will continue active solicitation for funding sources necessary to maintain operations as well as seeking acquisition or merger candidates.

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

      The Company had consolidated net sales of $332,763 and $588,644 for the three months ended September 30, 2005 and 2004 respectively, a decrease of $255,881, or 43.5%. Consolidated net sales for the nine months ended September 30, 2005 and 2004 were $1,218,321 and $1,746,549 respectively, a decrease of $528,228, or 30.2%. The decrease in sales is a result of our reduced sales of low margin products.

      The cost of sales were $269,541 and $535,110 and $1,002,987 and $1,573,260 for the three and nine months ended September 30, 2005 and 2004 respectively, a decrease of $265,569 (49.6%) and $570,273 (36.3%) respectively. The reduction was a direct result of the decreased sales. The gross profit percentages for the three and nine months ended September 30, 2005 average 19.0% and 17.7% respectively. The inability to purchase ingredients efficiently, due to poor cash flow, and the slow summer season, were the leading contributors to these decreases.

      Selling, general and administrative expenses however, totaled $242,103 and $228,587 for the three months ended September 30, 2005 and 2004 and $771,013 and $732,745 for the nine months ended September 30, 2005 and 2004 respectively. This was an increase of $13,546 (5.9%) and $38,268 (5.2%) respectively. This was a result of managements upgrade of various departments personnel.

      Interest expense was $30,625 and $16,474 for the three-months ended September 30, 2005 and 2004 respectively, an increase of $14,151 (85.9%). Interest expense increased $28,579 or 58.4% to $77,520 from $48,941 for the nine months ended September 30, 2005 and September 30, 2004, respectively. The increase was a result of increased borrowing.

Segment Information

      Not applicable since retail operations were discontinued.

Liquidity and Capital Resources

      Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities and $999,754 loans from officers.

      As of September 30, 2005, the Company had a negative working capital from continuing operations of approximately $1,055,354 compared to a negative working capital of $854,315 at September 30, 2004.

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

      If We Are Unable to Obtain Additional Funds, We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

      Profitable operations are essential for the Company to become viable. The present business plan contemplates profitable operations will be achieved. However, in the event that profitable operations are not achieved, our present financial resources should allow us to continue operations through December 31, 2005. If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels or at all. We are engaged in seeking additional financing and we continue to impose actions designed to minimize our operating loses. We would consider strategic opportunities, including investment in the Company, a merger or other acceptable transactions, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurances that additional capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional financing or to arrange a suitable strategic opportunity, our business will be placed in significant financial jeopardy.

      Our Independent Auditors have Stated that Our Recurring Losses from Operations and Our Accumulated Deficit Raise Substantial Doubt About Our Ability to Continue as a Going Concern.

      The report of our independent Certified Public Accountants dated March 15, 2005 for the December 31, 2004 consolidated financial statements contained an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

      Our Financial Condition Has Adversely Affected Our Ability to Pay Suppliers on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations Necessary to Continue Shipment and Sales of Our Products.

      As of September 30, 2005 our accounts payable totaled $497,412, of which $66,651 were over sixty (60) days old. While we have negotiated payment plans with our major suppliers and vendors whereby we pay C.O.D. with a nominal pay down of any past due amounts, there can be no assurances that we will be able to continue these payment plans or obtain the necessary materials and/or ingredients to produce our baked goods. If we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers will be jeopardized and we will be unable to obtain critical supplies and services to maintain and continue to manufacture, ship and to sell our products.

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

      We Have Obtained Secured Financing With the Pledge of All of Our Assets.

      We have previously procured interim financing to continue operations in arms length transactions from the following directors: Ronald L. Schutte, the Chief Executive Officer and Chairman of the Board, in the amount of $818,420 and Anthony J. Merante, Director and Chief Financial Officer, in the amount of $181,334. A $317,000 note to Mr. Schutte is secured by all the assets of the Company. In the event of default, messers Schutte and Merante will obtain, in addition to other remedies, the right to all of our assets as well as the right to appoint qualified members to our Board of Directors that would constitute a majority.

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

                Risks Related to the Market for Our Common Stock

      The Price of Our Common Stock is Subject to Volatility

      Our Common Stock has traded as low as $.06 per share and as high as $.42 per share in the twelve (12) month ended September 30, 2005. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

      The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the month ended September 30, 2005 was approximately 695 shares.

                          Risks Related to Our Business

      We are Currently Dependent on a Few Major Customers for a Significant Portion of Our Revenues

      We currently record sales from approximately 36 customers. Five customers accounted for in excess of 10% of our revenues for the period ended September 30, 2005. There were no customers for the period ending September 30, 2004 that accounted for in excess of 10% of our revenues. We intend to establish long-term relationships with our customers and continue to expand our customer base. While we diligently seek to become less dependent on any one customer, it is likely that certain business relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future. The loss of one or more of these significant customers may result in a material adverse effect on our revenues and our ability to become profitable or our ability to continue our business operations.

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

      Government Regulation: Maintenance of Licenses and Certification

      Brooklyn Cheesecake & Desserts Company is subject to numerous state regulations relating to the preparation and sale of food. It is also subject to federal and state laws governing the Company's relationship with employees, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements. The failure to obtain or retain the required food licenses or to be in compliance with applicable governmental regulations, or any increase in the minimum wage rate, employee benefits costs (including costs associated with mandated health insurance coverage) or other costs associated with employees, could adversely affect our business, financial condition or results of operations. In addition, the Company's products are certified as kosher by independent entities. We believe that we will continue to meet the kosher certification requirements. However, the failure to retain or obtain such certification in the future could have a material adverse effect on our business, financial condition or results of operations.

      Continuing Changes in Food Service Industry

      The results of operations of food service businesses are affected by, among other things, changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing units. Multi-unit food service companies also can be substantially adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating difficulties stemming from one unit or a limited number of units, or health concerns as to particular types of food or methods of preparing food. There can be no assurance that the Company will be able to maintain the quality of its food products. In addition, dependence on frequent deliveries of fresh ingredients also subjects food service businesses, such as Brooklyn Cheesecake & Desserts Company, to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients.

      Competition

      The baking industry is a highly competitive and highly fragmented industry. Brooklyn Cheesecake & Desserts Company competes with national, regional and local bakeries as well as supermarket chains that have in-store bakeries. Many of these competitors are larger; more established and have greater financial and other resources than we do. Competition in both the retail and institutional/wholesale baking industry is based on product quality, brand name loyalty, price and customer service. Competitors with significant economic resources in the baking industry could, at any time, enter the wholesale or retail bakery/cafe business.

      Quarterly Fluctuations; Seasonality; Possible Volatility of Stock Price

      Brooklyn Cheesecake & Desserts Company' operating results may be subject to seasonal fluctuations, especially during the Thanksgiving, Christmas, Chanukah, Easter and Passover seasons. Such variations could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock markets in the United States have, from time to time, experience significant price and volume fluctuations that are unrelated or disproportionate to the operating performance of individual companies. Such fluctuations may adversely affect the price of the Company's Common Stock.

      Possible Adverse Effect of Issuance of Preferred Stock

      Brooklyn Cheesecake & Desserts Company Restated Certificate of Incorporation authorizes the issuance of 1,000,000 (increased to 2,000,000 at August 4, 2004 annual meeting ) shares of Preferred Stock, with designations, rights and preferences as determined from time to time by the Board of Directors. As a result of the foregoing, the Board of Directors can issue, without further shareholder approval, Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock could, under certain circumstances, discourage, delay or prevent a change in control of the Company.

Item 3. Controls and Procedures

      As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2005.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

      The following restricted common stock issuance was made in the quarter ended September 30, 2005:


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

      o The Company issued 65,913 shares of common stock for services rendered valued at $8,750, pursuant to a monthly service retainer agreement. These shares were issued at various times during the quarter and have per share values ranging from approximately $0.105 to $0.175 per share depending on the closing trading price on the date of issuance.

      o In payment of fees to Company Board members and Corporate Secretary, the Company issued 76,192 shares of common stock, valued at $8,000. These shares are valued at $0.105 per share the closing trading price on the date of issuance.

      o The Company issued an additional 400,000 shares of common stock as consideration of website development costs of $24,000. These shares are valued at $0.06 per share the closing trading price on the date the agreement was made.

      o The Company issued 150,000 shares of common stock for services rendered valued at $9,000.

      o The Company issued 50,000 shares of common stock for services rendered valued at $4,500.

The issuance of the common stock was exempt from registration pursuant to
Section 4(2) of The Securities Act of 1933, as amended.

Item 5. Other Information

      The Company issued a demand promissory note for $117,089 as a result of an arms length loan from its Chairman/CEO/President. The loan bares interest at 8.5% per annum.

      The Company issued a demand promissory note for $94,201 as a result of an arms length loan from its CFO/Vice-President. The loan bares interest at 8.5% per annum.


Item 6. Exhibits

  (a) Exhibits

      10.1 Major factoring Agreement and addendum between the Company and Rockland Credit Finance LLC dated August 26, 2005.

      10.2 Promissory Note dated September 30, 2005 between the Company and Ronald L. Schutte.

      10.3 Promissory Note dated September 30, 2005 between the Company and Anthony J. Merante.

      31.1  Certification of President and Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

      32.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2005.

Brooklyn Cheesecake & Desserts Company, Inc.

By: /s/Ronald L. Schutte
    --------------------
President and Chief Executive Officer


By: /s/Anthony J. Merante
    ---------------------
Vice-President and Chief Financial Officer