Form 10KSB
period 2005-12-31
Brooklyn Cheesecake & Desert Com
filed 2006-03-28
CIK 949721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                  For the fiscal year ended: December 31, 2005

                         Commission File Number: 0-13984

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (Formerly Creative Bakeries, Inc.)
                 (Name of Small Business Issuer in Its Charter)

            New York                                    13-3832215
 --------------------------------             --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

         20 Passaic Avenue, Fairfield, NJ                07004
         --------------------------------                -----
     (Address of Principal Executive Offices)          (Zip Code)
            Issuer's telephone number:               (973) 808-8248

         Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
             Title of Each Class                     on Which Registered
      --------------------------------          --------------------------------
        Common Stock, $.025 per share                      OTCBB

      Securities registered under Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenue for its most recent fiscal year was $2,223,611. As of December 31, 2005 there were 541,013 shares of Company's Common Stock, par value $.025 per share, outstanding (based the Issuer's 1:25 reverse stock split of outstanding common stock effective March 20, 2006). The aggregate market value of the voting stock of the issuer held by non-affiliates on December 31, 2005 was approximately $326,984.

    Transitional Small Business Disclosure Format (check one):Yes [_] No [x]

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2005
                                TABLE OF CONTENTS

                                     PART I
                                                                                    Page

         Item 1.  Description of Business                                              3

         Item 2.  Description of Property                                              5

         Item 3.  Legal Proceedings                                                    5

         Item 4.  Submission of Matters to a Vote of Security Holders                  5

                                     PART II

         Item 5.  Market for Common Equity and Related Stockholder
                  Matters                                                              6

         Item 6.  Management's Discussion and Analysis of Financial
                  Condition and Plan of Operations                                     7

         Item 7.  Financial Statements                                                14

         Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure                                 32

         Item 8A. Controls and Procedures                                             32

              Item 8B.     Other Information                                          32

                                    PART III


         Item 9.  Directors and Executive Officers of the Registrant                  33

         Item 10. Executive Compensation                                              34

         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                          35

         Item 12. Certain Relationships and Related Transactions                      35

         Item 13. Exhibits                                                            37

         Item 14. Principal Accountant Fees and Services                              42

         SIGNATURES                                                                   43

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


THE FOLLOWING REPORT ON FORM 10-KSB TAKES INTO ACCOUNT THE REVERSE SPLIT OF OUR ISSUED AND OUTSTANDING COMMON STOCK EFFECTIVE MARCH 20, 2006. UNLESS OTHERWISE NOTED, ALL REFERENCES TO COMMON STOCK IN THIS REPORT TAKE INTO ACCOUNT AND
REFLECTS THE REVERSE SPLIT. THIS REPORT ALSO DISCUSSES IMPORTANT INFORMATION REGARDING THE COMPANY'S PROPOSED AGREEMENT TO EFFECTUATE A TRANSFER OF CERTAIN ASSETS OF ITS OPERATING SUBSIDIARY WITH OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER FOR THE FORGIVENESS OR THE ASSUMPTION OF THE MAJORITY OF THE COMPANY' S DEBT OBLIGATIONS. PLEASE REFER TO ITEM 8B "OTHER INFORMATION" AND THE RISK FACTORS CONTAINED HEREIN FOR IMPORANT INFORMATION REGARDING THE STATUS OF OUR BUSINESS, THE PROPOSED EXCHANGE TRANSACTION AND THE REVERSE SPLIT OF OUR COMMON STOCK.


REFER TO PART II, ITEM 8B. OTHER INFORMATION FOR STATUS OF THE BAKING BUSINESS.

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


      The Company operates through its wholly owned subsidiary Brooklyn Cheesecake & Desserts Company and has operated at a loss since inception.
Management has attempted to increase revenues through a number of business initiatives and streamline operations by undertaking a number of cost saving measures. However, despite the Company's best efforts, it has never been able to operate at a profit. Brooklyn Cheesecake has sought funding for continued operations through a number of sources including private placements of equity ("PIPE") and through loans. The Company has not been able to raise sufficient funds through PIPE's to maintain its operations and has had to rely primarily upon a series of arms length loans from certain executive officers and directors for funding of its operations. These loans have been secured by a pledge of certain assets of the Company's operating subsidiary. In addition to not having sufficient funds to maintain its business operations, Brooklyn Cheesecake has been unable to raise funds to satisfy its outstanding obligations including the loans made to it by its executive officers and directors that have been used to maintain business operations. In turn, the Company has entered into a non-binding letter of intent with its Chief Executive Officer and President whereby it would exchange certain assets for satisfaction of and assumption of a majority of the Company's outstanding obligations and liabilities. The proposed transaction is subject to a satisfactory fairness opinion and customary closing conditions. Additionally, should the proposed transaction occur, the nature of the Company's business operations will change significantly. For additional information please refer to "Risk Factors" and Item 8b. Other Information contained herein.


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

      We accounted for sales from one customer of 27% of our total sales for the year ended December 31, 2005. For the year ended December 31, 2004 sales to one customer accounted for 26% of total sales.

INGREDIENTS AND PRINCIPAL SUPPLIERS

      We seek to use only the highest quality ingredients available. We inspect all raw ingredients before their intended use.

      The primary ingredients that we use consist of cream cheese, flour, eggs, sugar, and chocolate. All ingredients that we use are subject to substantial price fluctuations. Historically we have been able to pass any significant price increases in ingredients through to our customers; however no assurance can be given that we will be able to continue this practice in the future. Any substantial increase in the prices of ingredients could, if not offset by a corresponding increase in product prices, have a material adverse effect on our business, financial condition or results of operations. We do not believe the loss of any of our suppliers would have a material adverse effect on our business and believe that other suppliers could readily provide such products if necessary.

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

TRADEMARKS

      Our JMS subsidiary has registered trademarks with the United States Patent and Trademark office for the mark The Healthy Bakery(R) (US Registration No. 1,644,559), Brooklyn Cheesecake Company Inc. (US Registration No. 3,040,023) and Brooklyn Cheesecakes & Desserts Company, Inc. (US Registration No. 3,017,300). The Company believes that the trademarks are a significant asset, are valid, and enforceable, however there can be no assurance as to the degree of protection its registered trademarks will afford the Company.

PLAN OF OPERATION

      The Company continues to seek business in markets it does not currently serve. As noted herein, the Company has entered into a non-binding letter of intent with its Chief Executive Officer and President whereby it would exchange certain assets for satisfaction of and assumption of a majority of the Company's outstanding obligations and liabilities. The proposed transaction is subject to a satisfactory fairness opinion and customary closing conditions. Additionally, should the proposed transaction occur, the nature of the Company's business operations will change significantly from a company that manufactures and sells baked goods to a company that holds and licenses intellectual property.

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

EMPLOYEES

      As of December 31, 2005, Brooklyn Cheesecake & Desserts Company had approximately 33 employees, of which 18 are full-time production, 10 are seasonal production, and 3 in administration and 2 in an executive position. The Brooklyn Cheesecake & Desserts Company Subsidiary does not have a union and the Company believes that the relationship with its employees is good.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     THIS SECTION AND FURTHER REFERENCES TO SHARES OF COMMON STOCK HAVE BEEN
        ADJUSTED TO EFFECUATE A MARCH 20, 2006 1:25 REVERSE STOCK SPLIT.


      The Company's Common Stock is quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BCKE" effective March 22, 2006. Prior to that, the Company's Common Stock was quoted on the OTCBB under the symbol "BCAK". The following table sets forth the range of quarterly high and low bid prices, as reported during the last two fiscal years.

Period                                                     High      Low
------------------------------------------

FISCAL YEAR 2004:
First Quarter                                             25.50      1.75
Second Quarter                                            12.50      3.50
Third Quarter                                              8.75      3.00
Fourth Quarter                                             3.00      1.50

Fiscal Year 2005:
First Quarter                                             10.50      1.50
Second Quarter                                             4.50      2.50
Third Quarter                                              3.25      2.00
Fourth Quarter                                             2.00       .50

Fiscal Year 2006
First Quarter (through March 24)                           1.25       .50

      The number of shareholders of record of the Common Stock on December 31, 2005 was 62 excluding 146,075 shares of Common Stock held by Cede & Co. The Company believes that it has in excess of 200 shareholders.

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


RECENT SALES OF UNREGISTERED SECURITIES


On February 17, 2006 the Company issued 143,417 shares of common stock in exchange for and in satisfaction of 143,417 stock options to consultants and directors. The shares were issued pursuant to Regulation D of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

GENERAL - Recent Developments

      Brooklyn Cheesecake has operated at a loss since inception. Management has attempted to streamline operations by undertaking a number of cost saving measures. However, despite the Company's best efforts, it has never been able to operate at a profit. Brooklyn Cheesecake has sought funding for continued operations through a number of sources including private placements of equity ("PIPE") and through loans. The Company has not been able to raise sufficient funds through PIPE's to maintain its operations and has had to rely primarily upon a series of arms length loans from certain executive officers and directors. These loans have been secured by a pledge of certain assets of the Company's operating subsidiary. Brooklyn Cheesecake has been unable to raise sufficient funds to satisfy its outstanding obligations including the loans made by its executive officers and directors that have been used to maintain business operations. In turn, the Company has entered into a non-binding letter of intent with its Chief Executive Officer and President whereby it would exchange certain assets for satisfaction of and assumption of a majority of the Company's outstanding obligations and liabilities. The proposed transaction is subject to a satisfactory fairness opinion and due diligence. Additionally, should the proposed transaction occur, the nature of the Company's business operations will change significantly. For additional information please refer to "Risk Factors" and Item 8b. Other Information contained herein.


REFER TO ITEM 8B. "OTHER INFORMATION" AND THE RISK FACTORS CONTAINED HEREIN FOR INFORMATION REGARDING MANAGEMENT'S ACTIONS.

BUSINESS STRATEGY

      The   Company's current business strategy is comprised of the following:

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

RESULTS OF OPERATIONS

      The Company's consolidated revenues from continuing operations aggregated $2,223,611 and $3,035,323 for the years-ended December 31, 2005 and 2004 respectively, a decrease of $811,712, or 26.7%. This is in comparison to a decrease of $334,419, or 9.9%, to $3,035,323 from $3,369,742 for the years-ended
December 31, 2004 and 2003 respectively. The decrease in 2005 and 2004 is a result of the decrease in international sales and the streamlining of products produced.

      The cost of goods sold were $1,833,989 and $2,555,536 for the years-ended December 31, 2005 and 2004 respectively, a decrease of $721,547, or 28.2%; as opposed to a decrease of $348,604, or 12%, to $2,555,536 from $2,904,140 for the years-ended December 31, 2004 and 2003 respectively. The decrease in 2005 and 2004 was due to the decrease in sales.

      Selling, general and administrative expenses were $1,301,567 and $963,669 for the years-ended December 31, 2005 and 2004 respectively, an increase of $337,898, or 35.1%. This is in comparison to an increase of $179,416, or 22.9%, to $963,669 from $784,253 for the year-ended December 31, 2004 and 2003 respectively. The increase in 2005 and 2004 increase was a result of management's upgrading of various department personnel. Also there was an impairment loss of $201,887 on the valuation of the Company's website.

      During 2004, the Company wrote-off the $42,981, balance of trade name rights after selling such rights for $25,000. Additionally, the Company sold fully depreciated equipment for $10,000.

      Interest expense increased in 2005 to $152,366 from $96,213, an increase of $56,153, or 58.4%, in comparison to an increase in 2004 to $96,213 from $20,206, an increase of $76,007, or 376.2%. The 2005 and 2004 increases were a result of increased borrowing.

      Other income of $13,752 in 2004 is the final payment of royalties from the sale of the batterbake line. There was no similar transaction in 2005.

      The net loss increased in 2005 to $1,064,311 from $574,324, an increase of $489,987, or 85.3%. This is in comparison to a net loss in 2004 of $574,324 and net loss in 2003 of $146,614, a decrease of $427,710, or 291.72%. This is a direct result of decrease in sales.

SEGMENT INFORMATION

      Not   applicable.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.


      As of December 31, 2005, the Company had a negative working capital of $1,252,005 as compared to a negative working capital of $659,923 at December 31, 2004.

      During 2005, the Company was able to secure loans totaling $185,089 from the chairman of the Board of Directors. Additionally, the Company received loans from the Chief Financial Officer totaling $94,201 (see Certain Relationships and Related Transactions). The proceeds of the loans were used to acquire equipment and for working capital. Although the Company has previously been successful in obtaining sufficient capital funds through issuance of common stock and warrants, there can be no assurance that the Company will be able to do so in the future.

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

      If We Are Unable to Obtain Additional Funds, We May Have to Significantly Modify Our Operations and Alter Our Business Model.

      Management believes that profitable operations are essential for the Company to become viable. In the event we are unable to obtain immediate additional funding,, management believes that our current business operations will be in financial jeopardy as our present financial resources will only allow us to continue operations through March 31, 2006. As such we may be unable to continue our operations at current levels or at all. We are engaged in seeking additional financing and we continue to impose actions designed to minimize our operating loses. We would consider strategic opportunities, including investment in the Company, a merger or other acceptable transactions, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurances that additional capital will be available to us on acceptable terms, or at all. In light of our current financial condition, we have entered into a non-binding letter of intent with our Chief Executive Officer and President whereby we would exchange certain assets for satisfaction of and assumption of a majority of the Company's outstanding obligations and liabilities. The proposed transaction is subject to a satisfactory fairness opinion and customary closing conditions. Additionally, should the proposed transaction occur, the nature of the Company's business operations will change significantly from a company that manufactures and sells baked goods to a company that holds and licenses intellectual property.


      Our Independent Auditors have Stated that Our Recurring Losses from Operations and Our Accumulated Deficit Raise Substantial Doubt About Our Ability to Continue as a Going Concern.

      The reports of our independent Certified Public Accountants dated March 15, 2006 and March 15, 2005 for the December 31, 2005 and 2004 consolidated financial statements, respectively contained an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.


      Our Financial Condition Has Adversely Affected Our Ability to Pay Suppliers on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations Necessary to Continue Shipment and Sales of Our Products.

      As of December 31, 2005, our accounts payable totaled $548,447 of which $156,283 were over sixty (60) days old. While we have negotiated payment plans with our major suppliers and vendors, there can be no assurances that we will be able to continue these payment plans or obtain the necessary materials and/or ingredients to produce our baked goods. If we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers will be jeopardized and we will be unable to obtain critical supplies and services to maintain and continue to manufacture, ship and to sell our products.


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

      We Have Incurred Losses in the Past and We Expect To Incur Losses in the Future.

      We have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2005 was $1,064,311 and our accumulated deficit as of December 31, 2005 was $13,007,605. We expect operating losses to continue through 2006 as we continue our marketing and sales activities and conduct additional development of our products.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

      Risk Factors Associated With Our 1:25 Reverse Stock Split

There can be no assurance that the total market capitalization of Brooklyn Cheesecake common stock (the aggregate value of all Brooklyn Cheesecake common stock at the then market price) after the Reverse Stock Split will be equal to or greater than the total market capitalization before the Reverse Stock Split or that the per share market price of our common stock following the Reverse Stock Split will either equal or exceed the current per share market price.

There can be no assurance that the market price per new share of Brooklyn Cheesecake common stock after the Reverse Stock Split will remain unchanged or increase in proportion to the reduction in the number of old shares of Brooklyn Cheesecake common stock outstanding before the Reverse Stock Split.

Accordingly, the total market capitalization of Brooklyn Cheesecake common stock after the Reverse Stock Split may be lower than the total market capitalization before the Reverse Stock Split and, in the future, the market price of Brooklyn Cheesecake common stock following the Reverse Stock Split may not exceed or remain higher than the market price prior to the Reverse Stock Split.

A decline in the market price of our common stock after the Reverse Stock Split may result in a greater percentage decline than would occur in the absence of a Reverse Stock Split, and the liquidity of Brooklyn Cheesecake common stock could be adversely affected following such a Reverse Stock Split.

If the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a Reverse Stock Split. The market price of our common stock will, however, also be based on our performance and other factors, which are unrelated to the number of shares outstanding. Furthermore, the reduced number of shares outstanding after the Reverse Stock Split could adversely affect the liquidity of our common stock.

      The Price of Our Common Stock is Subject to Volatility

      Our Common Stock has traded as low as $.50 per share and as high as $10.50 per share in the twelve (12) month ended December 31, 2005. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

      The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2005 was approximately 153 shares.

RISKS RELATED TO OUR BUSINESS

We are Currently Dependent on a Few Major Customers for a Significant Portion of Our Revenues

      We currently record sales from approximately 35 customers. Four customers and one customer accounted for in excess of 10% of our revenues in the years ended December 31, 2005 and 2004, respectively. We intend to establish long-term relationships with our customers and continue to expand our customer base. While we diligently seek to become less dependent on any one customer, it is likely that certain business. The loss of one or more of these significant customers may result in a material adverse effect on our revenues and our ability to become profitable or our ability to continue our business operations.

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

      Disposition of Baking Business

      On December 23, 2005, the Company entered into a non-binding letter of intent with its Chairman and CEO whereby it would exchange certain assets for satisfaction of and assumption of a majority of the Company's outstanding obligations and liabilities. The proposed transaction is subject to a satisfactory fairness opinion and customary closing conditions. Additionally, should the proposed transaction occur, the nature of the Company's business operations will change significantly from a company that manufactures and sells baked goods to a company that holds and licenses intellectual property.

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


ITEM 7. FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                       14

Consolidated Balance Sheet                                                    15

Consolidated Statements of Operations                                         16

Consolidated Statements of Stockholders' (Deficiency)                         17

Consolidated Statements of Cash Flows                                         18

Notes to Consolidated Financial Statements                                 19-30

             Report of Independent Registered Public Accounting Firm


To The Board of Directors and shareholders
Brooklyn Cheesecake & Desserts Company, Inc.

      We have audited the accompanying consolidated balance sheet of Brooklyn Cheesecake & Desserts Company, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred significant losses from operations for the years ended December 31, 2005 and 2004 and as of December 31, 2005 has a working capital deficiency in the amount of $1,252,005, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in the notes to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

Boca Raton, Florida
March 15, 2006

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2005

                                     ASSETS
Current assets:
  Cash and cash equivalents                               $      7,444
  Accounts receivable, less allowance for doubtful
   accounts of $400                                            103,865
  Inventories                                                  200,328
  Prepaid expenses                                              33,205
                                                          ------------
    Total current assets                                       344,842
                                                          ------------

Property and equipment, net                                    268,352
                                                          ------------
Other assets:
  Security deposits                                              6,242
  Website development, net of amortization                     112,103
  Financing cost, net                                            2,342
  Tradename, net of amortization                                67,125
                                                          ------------
Total other assets                                             187,812
                                                          ------------

                                                          $    801,006
                                                          ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
 Accounts payable
                                                          $    548,447
 Accrued expenses                                               86,310
 Capital lease obligation                                       18,367
 Notes payable                                                   2,500
 Notes payable, officer                                        941,223
                                                          ------------
    Total current liabilities                                1,596,847
                                                          ------------
Other liabilities:
  Capital lease obligation, net of current portion              30,232
  Notes payable, officer, net of current portion                64,518
  Deferred rent                                                 25,040
                                                          ------------
   Total other liabilities                                     119,790
                                                          ------------
Stockholders' deficiency:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued                                              --
  Common stock, $.025 par value, authorized 30,000,000
   shares, issued and outstanding 541,013 shares                13,525
  Additional paid-in capital                                12,078,449
  Accumulated deficit                                      (13,007,605)
                                                          ------------
    Total stockholders' deficiency                            (915,631)
                                                          ------------

                                                          $    801,006
                                                          ============

                 See notes to consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Years Ended December 31,
                                                 --------------------------
                                                    2005           2004
                                                 -----------    -----------
Net sales                                        $ 2,223,611    $ 3,035,323
Cost of sales                                      1,833,989      2,555,536
                                                 -----------    -----------
Gross profit                                         389,622        479,787

Selling, general and administrative expenses       1,301,567        963,669
                                                 -----------    -----------
Loss from operations                                (911,945)      (483,882)
                                                 -----------    -----------
Other (income) expense:
Sale of trade name rights                                 --        (25,000)
Write-off of trade name rights                            --         42,981
Gain on sale of assets                                    --        (10,000)
Interest expense, net                                152,366         96,213
Other Income                                              --        (13,752)
                                                 -----------    -----------
   Total other expense (income)                      152,366        (37,772)
                                                 -----------    -----------

Net loss                                         ($1,064,311)   ($  574,324)
                                                 ===========    ===========

Loss per common share Basic and fully diluted:
    Net loss per share                           ($     2.14)   ($     2.25)
                                                 ===========    ===========
Weighted average number of common
     shares outstanding                              496,983        254,542
                                                 ===========    ===========

                 See notes to consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                       Common Stock
                                                       ------------
                                                          Number                      Additional                         Total
                                                            of                         Paid-in       Accumulated     Stockholders'
                                                          Shares         Amount        Capital        Deficit          Deficiency
                                                       ------------   ------------   ------------    ------------    ------------
Balance at January 1, 2004                                  219,870   $      5,497   $ 11,235,418    ($11,368,970)   ($   128,055)
       Stock issued for salary                               26,630            665         99,935              --         100,600
       Stock issued for professional services                 2,782             69         10,431              --          10,500
       Stock issued for repayment of debt                    13,115            328         49,672              --          50,000
       Stock issued for warrant                              12,588            315           (315)             --              --
       Exchange of warrants payable                          48,828          1,221        114,404              --         115,625
       Stock issued for Directors' fees                      16,000            400         27,600              --          28,000
       Net loss for the year ended December 31, 2004             --             --             --        (574,324)       (574,324)
                                                       ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2004                                339,813          8,495     11,537,145     (11,943,294)       (397,654)

       Stock issued for salary                               74,000          1,850        146,150              --         148,000
       Stock issued for professional services                12,517            313         25,937              --          26,250
       Stock issued for website development                 100,000          2,500        338,550              --         341,050
       Stock issued for repayment of debt                     9,017            225         17,809              --          18,034
       Stock issued for Directors' fees                       5,666            142         12,858              --          13,000
       Net loss for the year ended December 31, 2005             --             --             --      (1,064,311)     (1,064,311)
                                                       ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2005                                541,013   $     13,525   $ 12,078,449    ($13,007,605)   ($   915,631)
                                                       ============   ============   ============    ============    ============

                See notes to consolidated financial statements.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Years Ended December 31,
                                                                                                     --------------------------
                                                                                                        2005           2004
                                                                                                     -----------    -----------
Operating activities:
    Loss from continuing operations                                                                  ($1,064,311)   ($  574,324)
    Adjustments to reconcile loss from continuing
     operations to cash used in continuing operations:
       Depreciation and amortization                                                                     113,346        100,068
       Common stock issued for services                                                                  187,250        139,100
       Write-off of tradename right                                                                           --         42,981
       Impairment Loss                                                                                   201,887

Changes in operating assets and
 liabilities from continuing operations:
       Accounts receivable                                                                               196,466       (125,348)
       Inventories                                                                                       (96,526)        69,717
       Prepaid expenses                                                                                   15,934         16,937
       Security deposits                                                                                    (477)        (1,051)
       Financing costs                                                                                    (2,342)
       Accounts payable                                                                                  115,500         84,822
       Accrued expenses                                                                                   42,375        (43,926)
       Deferred rent                                                                                       5,361         14,160
                                                                                                     -----------    -----------
       Net cash used in operating activities                                                            (285,537)      (276,864)
                                                                                                     -----------    -----------
Investing activities:
       Purchase of property and equipment                                                                (30,163)       (98,730)
                                                                                                                    -----------
Net cash used in investing activities                                                                    (30,163)       (98,730)
                                                                                                     -----------    -----------
Financing activities:
       Proceeds from officers' notes payable                                                             286,250        518,388
       Proceeds from notes payable                                                                            --         59,908
       Payment of notes payable                                                                               --       (250,000)
       Proceeds from capital lease                                                                        12,503             --
       Payment of capital lease                                                                          (10,834)            --
                                                                                                     -----------    -----------
Net cash provided by financing activities                                                                287,919        328,296
                                                                                                     -----------    -----------

Net (decrease) in cash and cash equivalents                                                              (27,781)       (47,298)

Cash and cash equivalents, beginning of year                                                              35,225         82,523
                                                                                                     -----------    -----------

Cash and cash equivalents, end of year                                                               $     7,444    $    35,225
                                                                                                     ===========    ===========

Cash paid during the year for:
       Interest:                                                                                     $    72,814    $    88,865
       Taxes
                                                                                                     ===========    ===========
                                                                                                     $        --    $        --
Non-cash investing and financing transactions:
       Stock issued for compensation                                                                 $   148,000    $   100,600
                                                                                                     ===========    ===========
       Reclassification of warrants payable
                                                                                                     $        --    ($  115,625)
                                                                                                     ===========    ===========
       Issuance of common shares for debt                                                            $    18,000    $    50,000
                                                                                                     ===========    ===========
       Issuance of stock for website development                                                     $   341,050    $        --
                                                                                                     ===========    ===========

See notes to consolidated financial statements


          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

1.    Description of business and going concern:

      The Company is a manufacturer of baking and confectionery products, which are sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public. Although the Company sells its products throughout the United States, its main customer base is on the East Coast of the United States.

      During the years ended December 31, 2005 and 2004, the Company incurred losses from continuing operations in the amount of $911,945 and $483,882, respectively, and as of December 31, 2005 had a net working capital deficiency of $1,252,005. Although the Company is currently operating its businesses, their continuation is contingent upon, among other things, the continued forbearance by the Company's creditors from exercising their rights in connection with delinquent accounts payables. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

      Accounts receivable and allowances: Accounts receivable are reported at net realizable value. The company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible.

      Inventories:    Inventories    are   stated   at   the   lower   of   cost
      (first-in-first-out) or market.

      Property and equipment: The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method for financial reporting purposes.

      Deferred rent: The accompanying consolidated financial statements reflect rent expense on a straight-line basis over the life of the lease. Rent expense charged to operations differs with the cash payments required under the terms of the real property operating leases because of scheduled rent payment increases throughout the term of the leases. The deferred rent liability is the result of recognizing rental expenses as required by

         BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
              (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

2.    Summary of significant accounting policies (continued):

      generally accepted accounting principles.

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

      Net (Loss) Income Per Share: We compute net (loss) income per share in accordance with SFAS No. 128 Earnings Per Share. Basic net (loss) income per share is based on the weighted average common shares outstanding during the same period. Diluted net (loss) income adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. Stock options have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive. 143,417 stock options have been excluded from the calculation of diluted earnings per share.

      Recognition of Revenue: Income from sales of product is recognized when the orders are completed and shipped or possession of product is taken by the customer provided that collection of the resulting receivable is reasonably assured. The Company's goods are shipped both Free on Board ("F.O.B.") shipping point and F.O.B. destination. The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

      Shipping and Handling Costs The Company follows the guidance of EITF 00-10, "Accounting for Shipping and Handling Fee and Costs". The Company's shipping costs of $83,191 and $65,468 for the periods ending December 31, 2005 and 2004, respectively, and are included in warehouse and delivery expenses.

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

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

      Reclassifications: Certain reclassifications have been made to the prior year's consolidated financial statements to conform to current year's presentation. Such reclassifications had no effect on the reported net loss or net stockholders deficit.

      Recent accounting pronouncements:

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

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

3.    Concentration of credit risk and major customers:


      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At December 31, 2005, the Company had no uninsured cash balances.

      At December 31, 2005, there were two customers whose balances included in accounts receivable comprised 27% and 14% of total accounts receivable. During the years ended December 31, 2005 those customers accounted for 41% of total revenue. In the year ended December 31, 2004 two customers accounted 26% of revenue.

      Purchases from two suppliers for the year ended December 31, 2005 represented approximately 38% of non-affiliated purchases. For the year ended December 31, 2004 purchases from three suppliers represented approximately 75% of non-affiliated purchases. At December 31, 2005, amounts due to the suppliers amounted to 43% of accounts payable.

4.    Accounts receivable:

      Following is a summary of receivables at December 31, 2005:
            Trade accounts                                              $104,265
            Less allowance for doubtful accounts                       (    400)
                                                                     -----------
                                                                        $103,865
                                                                     ===========

5.    Inventories:

      Inventories at December 31, 2005 consist of:

            Finished goods                                             $  98,441
            Raw materials                                                 31,452
            Supplies                                                      70,435
                                                                     -----------
                                                                        $200,328
                                                                     ===========

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

6.    Property and equipment:

      The following is a summary of property and equipment at December 31, 2005:

            Baking equipment                                          $1,520,378
            Furniture, fixtures and equipment                            109,105
            Leasehold improvements                                       180,422
                                                                     -----------
                                                                       1,809,905
            Less:  Accumulated depreciation
                   and amortization                                    1,541,553
                                                                    ------------
                                                                      $  268,352
                                                                    ============

      Depreciation expense charged to operations was $80,287 and $81,270 in 2005 and 2004, respectively.

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

7.    Website development costs:

      On March 1, 2005, the Company entered into an agreement to develop a website. In exchange the Company issued 2,500,000 shares of the Company's common stock, valued at $341,050. The Company recorded an impairment expense with regard to the website totaling $201,887. The net value of the website before amortization is $139,164. The website development is being amortized on a straight-line basis over a three-year term. Amortization expense for the year ended December 31, 2005 amounted to $27,060.

      The following is a schedule of future amortizations on the website:

      Years Ended December 31,
      ------------------------

        2006                                                           $  46,388
        2007                                                              46,388
        2008                                                              19,327
                                                                    ------------

                                                                       $ 112,103
                                                                    ============


8.    Loan acquisition costs:

      The Company incurred loan acquisition costs in the amount of $16,957 in connection with one of the notes payable financings the Company entered into in 2003. These costs were being amortized over the life of the loan. This loan was repaid in 2004, and all remaining costs were expensed. Loan amortization expense for the year ended December 31, 2004 amounted to $12,798.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

9.    Tradename and licensing agreements:

      On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake & Desserts
      Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $6,000 and $6,000, respectively, for the years ended December 31, 2005 and 2004.

      The following is a schedule of future amortizations on the trade name:

      Years Ended December 31,
      ------------------------
        2006                                                            $ 6,000
        2007                                                              6,000
        2008                                                              6,000
        2009                                                              6,000
        2010                                                              6,000
        Thereafter                                                       37,125
                                                                    ------------

                                                                        $67,125
                                                                    ============


      The Company had a fully amortized licensing agreement for the use of the trademark and name of a former subsidiary, various recipes and methods used in the production of baked and other goods. The agreement called for royalties to be paid upon reaching certain sales levels by the licensee. The Company sold this licensing agreement in 2004 for $25,000.

10.   Notes payable to executive officer:

      a) Note dated May 21, 2004 in the amount of $54,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates into a single promissory note, several loan advances received by the Company in the first and second quarters of 2004.

      b) Note dated November 30, 2005 in the amount of $317,000, with interest at the rate of 13% per annum. Interest payments are due on the last day of each month with the note maturing on January 31, 2006. The note is secured by all of the Company's assets.

      c) Note payable effective April 2, 2003 in the original amount of $50,000, with a variable interest rate that was 9.9% at December 31, 2005. Monthly payment of principal and interest are approximately $1,300. Note is unsecured and due on demand. The outstanding balance on the loan was $45,330 at December 31, 2005.

      d) Note dated January 1, 2003 in the original amount of $88,000 with an interest rate of 8.5% per annum. The note is unsecured. Interest only payments were due for the first eighteen months and principal and interest payments are due monthly thereafter until the maturity date. The balance of the note was $112,971 at December 31, 2005.

      e) Note dated December 31, 2004 in the amount of $111,651, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received by the Company in the third and fourth quarters of 2004.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

10.   Notes payable to executive officer (continued):

      f) Note dated December 31, 2005 in the amount of $185,089, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received by the Company in the third and fourth quarters of 2004.

      g) Note dated May 25, 2004 in the amount of $28,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the first and second quarters of 2004.

      h) Note payable effective August 18, 2003 in the original amount of $50,000, with a variable interest rate that was 11.25% at December 31, 2005. Monthly payments of principal and interest are approximately $1,000. Note is unsecured. The outstanding balance on the loan was $48,588 at December 31, 2005.

      i) Note dated December 31, 2004 in the amount of $8,911, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the third and fourth quarters of 2004.

      j) Note dated September 30, 2005 in the amount of $94,201, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the first, second, and third quarters of 2005.

            Maturities for the next five years are as follows:

            December 31, 2006                                         $  941,223
            December 31, 2007                                             16,800
            December 31, 2008                                             16,800
            December 31, 2009                                             16,800
            December 31, 2010                                              7,400
            Thereafter                                                     6,718
                                                                   -------------

                                                                      $1,005,741
                                                                   =============

      On January 31, 2006, Notes 10 a) thru f) were consolidated into one note to the Chief Executive Officer, inclusive of accrued interest totaling $995,818. The note is secured by the Company's assets.

      On January 31, 2006, Notes 10 g) thru j) were consolidated into one note to the Chief Financial Officer, inclusive of accrued interest totaling $187,086. The note is secured by the Company's assets and is subordinate to the Chief Executive Officer's note.

11.   Note Payable:

      Note dated June 28, 2004 in the amount of $2,500, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. The holder of the note is a member of the Board of Directors.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

12.   Leases - Capital:

      Capitalized lease with an order date of March 9, 2004, in the amount of $47,940 plus a 10% buyout amount of $4,794. Monthly payments of principal and interest in the amount of $1,051 commencing April 7, 2004, payable over 60 months. The lease matures in April 2009. The balance of the lease was $38,505 at December 31, 2005. The note is guaranteed by a member of the Board of Directors.

      Capitalized lease with an order date of February 22, 2005, in the amount of $13,000. Monthly payments of principal and interest in the amount of $477 commenced March 22, 2005, payable over 36 months. The lease matures in February 2008. The balance of the lease was $10,094 at December 31, 2005. The note is guaranteed by a member of the Board of Directors.

      At December 31, 2005 equipment held under capital leases is summarized as below:

                                                                            2005
                                                                ----------------
      Manufacturing equipment                                           $ 66,129
      Less: Accumulated depreciation                                       9,053
                                                                ----------------
                                                                        $ 57,076
                                                                ================

      Minimum Future Lease Payments
      -----------------------------
      Minimum future lease payments under capital leases as of December 31, 2005 for each of the next five years and in the aggregate are:

      Year Ended December 31,
      -----------------------
        2006                                                            $ 18,336
        2007                                                              18,336
        2008                                                              13,566
        2009                                                               7,947
                                                                ----------------
        Total minimum lease payments                                      58,185
        Less: Amount representing interest                                 9,586
                                                                ----------------
        Present value of net minimum lease payment                      $ 48,599
                                                                ================

      The interest rate on the capitalized lease is 9.7% and 19% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

13.   Common stock:

      The following common stock issuances were made in the year ended December 31, 2005:

      o On January 13, 2005 the Company issued 74,000 shares of common stock for services valued at $148,000. All the shares were issued to officers of the Company, valued at $148,000, or $2.00 per share on January 13, 2005, the closing trading price on the date of issuance.

      o On March 2, 2005 the Company issued 9,017 shares of common stock in settlement of an account payable of $18,034. These shares are valued at approximately $2.00 per share the closing trading price on the date of issuance.

      o On January 13, 2005, in payment of fees to Company Board members and Corporate Secretary, the Company issued 4,500 shares of common stock, valued at $9,000. These shares are valued at $2.00 per share the closing trading price on the date of issuance.

         BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

13.   Common stock (continued):

      o On March 2, 2005 the Company issued 42,000 shares of common stock for the initial payment of the website development costs totaling $152,250. These shares are valued at $3.63 per share the closing trading price on the date of issuance.

      o On April 27, 2005 the Company issued an additional 42,000 shares of common stock as consideration of the website development costs totaling $151,200. These shares are valued at $3.60 per share the closing trading price on the date of issuance.

      o On August 29th and September 29th, 2005 the Company issued a total of 2,637 shares of common stock for services rendered valued at $8,750, pursuant to a monthly service retainer agreement. These shares were issued at various times during the quarter and have per share values ranging from approximately $2.63 to $4.38 per share depending on the closing trading price on the date of issuance.

      o On August 29, 2005, in payment of fees to Company Board members and the Corporate Secretary, the Company issued 3,048 shares of common stock, valued at $8,000. These shares are valued at $2.63 per share the closing trading price on the date of issuance.

      o On September 29, 2005 the Company issued the final 16,000 shares of common stock as consideration of the website development costs totaling $37,600. These shares are valued at $2.35 per share the closing trading price on the date of issuance.

      o On August 29, 2005 the Company issued 6,000 shares of common stock for services rendered valued at $9,000.

      o On September 21, 2005 the Company issued 2,000 shares of common stock for services rendered valued at $4,500.

            The issuance of the common stock was exempt from registration pursuant to Section 4 (2) of The Securities Act of 1933, as amended.

            In  February  2005,  the  Company   amended  their   Certificate  of
            Incorporation and increased the number of authorized common shares to 30,000,000 from a previous 10,000,000 shares.

            The following common stock issuances were made in the year ended December 31, 2004:

      o In May 2004 the Company issued 26,630 shares of common stock for services valued at $100,600. Of these shares, 26,230 were issued to an officer of the Company, valued at $100,000, or $3.75 per share, the closing trading price on the date of issuance.

      o In May 2004 and December 2004 the Company issued 834 and 1947 shares, respectively, of common stock for services rendered valued at $10,500, pursuant to a monthly service retainer agreement. These shares were issued at various times during the year and have per share values ranging from approximately $1.00 to $5.50 per shares depending on the closing trading price on the date of issuance.

      o In May 2004 the Company issued 13,115 shares of common stock in settlement of a loan payable of $50,000. These shares are valued at approximately $3.75 per shares the closing trading price on the date of issuance.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

13.   Common stock (continued):

      o In December 2004, In payment of fees to Company Board members, the Company issued 400,000 shares of common stock, valued at $28,000. These shares are valued at approximately $1.75 per shares the closing trading price on the date of issuance.

14.   Commitments and contingencies:

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

      The minimum future rentals on the baking facility are as follows:

            December 31, 2006                                            158,000
            December 31, 2007                                            164,000
            December 31, 2008                                            112,000
                                                                       ---------
                                                                        $434,000
                                                                       =========

      Rent expense including real estate taxes and common area charges amounted to $201,884 in 2005 and $160,661 in 2004 and includes straight-line amortization of rent adjustments discussed in Note 2.

      The Company entered into an agreement for legal services commencing February 1, 2005. The agreement calls for one-third of the monthly retainer fee of $3,000 to be paid through the issuance of an equivalent number of restricted common shares based on an agreed upon market value formula. The shares are to be issued on a quarterly basis. In October 2005, the agreement was amended to discontinue the stock portion of the agreement.

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

      The Company had a net loss of $1,064,311 during the year ended December 31, 2005 and had no Federal or State income tax obligations. The Company had no significant deferred tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2005 other than net operating losses.

      Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carryforward of approximately $11,146,700. The Company has made no provision for a deferred tax asset nor for increase in such due to a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

15.   Income taxes (continued):

      The Company's loss carryforward of approximately $11,146,700 may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2025.

      The  utilization of the above loss  carryforwards,  for federal income tax
      purposes,   may  be  subject  to  limitation  resulting  from  changes  in ownership.

16.   Common stock options:

      The Board of Directors has full authority and discretion to determine the eligible participants to be granted the options, the exercise option price, the date of issuance and the date of expiration. The total number of shares set aside was 143,417. At the grant date the option exercise price was equal to the fair market value of the Company's stock. The options expire five years from the grant date. There were 143,417 and zero options granted during the calendar years 2005 and 2004.

      Information relating to stock option and warrant activity for 2005 is as follows:

                                                                        Weighted
                                                    Shares              Average
                                                   Underlying           Exercise
                                                    Options              Price
                                                   --------            --------

Outstanding at January 1, 2003                       44,089            $  11.25
   Granted                                               --                  --
   Cancelled                                         31,089            $   9.00
                                                   --------            --------
Outstanding at December 31, 2004                     13,000            $   2.50
   Granted                                          143,417            $   2.22
   Cancelled                                        (13,000)           $   2.50
                                                   --------            --------
Outstanding at December 31, 2005                    143,417            $   2.22
                                                   ========            ========

Options exercisable at December 31, 2004             13,000            $   2.50
                                                   ========            ========
Options exercisable at December 31, 2005            143,417            $   2.22
                                                   ========            ========

                            Stock Options Outstanding

                                             Weighted Avg            Weighted
                         Shares               Remaining              Average
Range of               Underlying            Contractual             Exercise
Exercise Prices         Options              Life in Years            Price
--------------      --------------          --------------        --------------
 $2.00-2.63             143,417                    3.77                   $2.22
                    ==============          ==============        ==============

                            Stock Options Exercisable

                                             Weighted Avg            Weighted
                         Shares               Remaining              Average
Range of               Underlying            Contractual             Exercise
Exercise Prices         Options              Life in Years            Price
--------------      --------------          --------------        --------------
 $2.00-2.63             143,417                    3.77                   $2.22
                    ==============          ==============        ==============

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


18.   Subsequent Events

      On February 17, 2006 the Board of directors authorized the exchange of 3,585,427 options for shares of thecompany's $.001 common stock on a one for one basis.

      On March 20, 2006 the Board of Directors effectuated a reverse stock split at a ratio of 1:25 as authorized by the shareholders on August 4, 2004. All stock references have been retroactively adjusted to reflect this split.

      The reverse split of the Company's outstanding common stock as traded on the Over The Counter Bulletin Board (OTCBB) is effective with the commencement of business on March 22, 2006. The new tradin symbol for the Company's common stock on the OTCBB following the reverse split is BCKE.


      The company has operated at a loss since inception. Management has attempted to increase revenues through a number of business initiatives and streamline operations by undertaking a number of cost saving measures. However, despite the Company's best efforts, it has never been able to operate at a profit. Brooklyn Cheesecake has sought funding for continued operations through a number of sources including private placements of equity ("PIPE") and through loans. The Company has not been able to raise sufficient funds through PIPE's to maintain its operations and has had to rely primarily upon a series of arms length loans from certain executive officers and directors for funding of its operations. These loans have been secured by a pledge of certain assets of the Company's operating subsidiary. In addition to not having sufficient funds to maintain its business operations, Brooklyn Cheesecake has been unable to raise funds to satisfy its outstanding obligations including the loans made by its executive officers and directors that have been used to maintain business operations. In turn, the Company has entered into a non-binding letter of intent with its Chief Executive Officer and President whereby it would exchange certain assets for satisfaction of and assumption of a majority of the Company's outstanding obligations and liabilities. The proposed transaction is subject to a satisfactory fairness opinion and customary closing conditions. Additionally, should the proposed transaction occur, the nature of the Company's business operations will change significantly from a company that manufactures and sells baked goods to a company that holds and licenses intellectual property.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On January 13, 2005, the Company's Board of Directors engaged Sherb & Co., LLP ("Sherb") to audit the consolidated financial statements of the Company. During the Company's two most recent fiscal years and through January 13, 2005, the Company has not consulted with Sherb regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the year-end period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2005.

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

ITEM 8B. OTHER INFORMATION


Issuance of Common Stock

      On February 17, 2006 the Board of directors authorized the exchange of 3,585,427 options for shares of the company's $.001 common stock on a one for one basis to members of the Board and certain consultants.

Reverse Stock Split

      On March 20, 2006 the Company affected a 1 for 25 reverse split of its common stock pursuant to prior shareholder approval, and filed an Amendment to its Certificate of Incorporation to implement the reverse stock split of the outstanding shares of the Company's common stock at a ratio of 1:25. The Company's authorized shares of common stock and preferred stock will not be affected by the reverse split.

      The reverse split of the Company's outstanding common stock as traded on the Over the Counter Bulletin Board (OTCBB) is effective with the commencement of business on March 22, 2006. The new trading symbol for the Company's common stock on the OTCBB following the reverse split is BCKE.

Proposed Exchange of Assets

      The Company has operated at a loss since inception. Management has attempted to increase revenues through a number of business initiatives and streamline operations by undertaking a number of cost saving measures. However, despite the Company's best efforts, it has never been able to operate at a profit. Brooklyn Cheesecake has sought funding for continued operations through a number of sources including private placements of equity ("PIPE") and through loans. The Company has not been able to raise sufficient funds through PIPE's to maintain its operations and has had to rely primarily upon a series of arms length loans from certain executive officers and directors for funding of its operations. These loans have been secured by a pledge of certain assets of the Company's operating subsidiary. In addition to not having sufficient funds to maintain its business operations, Brooklyn Cheesecake has been unable to raise funds to satisfy its outstanding obligations including the loans made to it by its executive officers and directors that have been used to maintain business operations. In turn, the Company has entered into a non-binding letter of intent with its Chief Executive Officer and President whereby it would exchange certain assets for satisfaction of and assumption of a majority of the Company's outstanding obligations and liabilities. The proposed transaction is subject to a satisfactory fairness opinion and customary closing conditions. Additionally, should the proposed transaction occur, the nature of the Company's business operations will change significantly from a company that manufactures and sells baked goods to a company that holds and licenses intellectual property.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning the Board of Directors and Executive Officers

      The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:


Name of Director or
Executive Officer,
Age and Position                           Principal Occupation                          Date of Initial
Held with Company                          For Previous Five Years                       Election as Director
------------------------------------------ --------------------------------------------- -------------------------

Ron Schutte, 49                            Chief Executive Officer,                      June 1, 2001
President and Director                     Aug. 2000 - May 2001
                                           Brooklyn Cheesecake Company
                                           Apr. 1999 - Jul 2000
                                           Crestwood Consulting
                                           Mar 1997 - Mar 1999
                                           Mother's Kitchen
                                           July 1982 - Feb 1997
                                           Pres,Creative Bakers Inc.
                                           Brooklyn, NY

Anthony Merante, 45                        Certified Public Accountant                   January 2003
Vice-President and                         Chief Financial Officer
Director



Name of Director or
Executive Officer,
Age and Position                           Principal Occupation                          Date of Initial
Held with Company                          For Previous Five Years                       Election as Director
------------------------------------------ --------------------------------------------- -------------------------

Carmelo Foti, 53                           VP & Manager Credit & Marketing National      January 2003
Director                                   Bank Of Egypt, NY Branch

Vincent Bucchimuzzo, 52                    Executive for CINN Worldwide                  January 2003
Director                                   Westchester Venture Group
                                           Univest Partners 1982-1995

Liborio Borsellino, 50                     Partner, RBC and Associates                   August 2004
Director

David Rabe, 45                             President, Interpro Systems, Inc.             August 2004
Director

Donald O'Toole, 54                         Senior Vice-president, Petry TV, Inc.         August 2005
Director


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

Executive Compensation

The following table sets forth compensation paid to the Chief Executive Officer and to executive officers of the Company, excluding those executive officers who did not receive an annual salary and bonus in excess of $100,000, for the three years ended December 31, 2005



Name and Principal Position       Year       Salary ($)           Bonus ($)          Other Annual
         -------------------      ----       ----------           ---------          Compensation
                                                                                     -------------
Ron Schutte, CEO                  2005       $200,000             $0.00              $0.00

                                  2004       $200,000             $0.00              $0.00

                                  2003       $100,000             $0.00              $0.00

No other executive officer received a salary and bonus in excess of $100,000 for the three years ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of Common Shares beneficially owned, as of December 31, 2005, by: (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended; and (iv) all directors and executive officers of the Company as a group (6 persons):


----------------------------------------- -------------------------------------- --------------------------
Name of Beneficial Owner                  No. of Shares Beneficially Owned       Percent
----------------------------------------- -------------------------------------- --------------------------
Ronald L. Schutte (officer)               125,368 (1)                            23.3%
----------------------------------------- -------------------------------------- --------------------------
Anthony J. Merante (officer)              59,852(2)                              11.1%
----------------------------------------- -------------------------------------- --------------------------
Charles Brothman                          28,000                                  5.2%
----------------------------------------- -------------------------------------- --------------------------
James Bruchetta                           28,000                                  5.2%
----------------------------------------- -------------------------------------- --------------------------
Richard Rosa                              28,000                                  5.2%
----------------------------------------- -------------------------------------- --------------------------
Bailey Family Trust                       33,602                                  6.3%
----------------------------------------- -------------------------------------- --------------------------
ICM Asset Managment                       35,280                                  6.6%
----------------------------------------- -------------------------------------- --------------------------
Directors and Nominal Executives as a     56,905(3)                              10.5%
Group (5 persons)
----------------------------------------- -------------------------------------- --------------------------

      (1) Includes 725,000 options exercisable at $.08 and $.10 per share.

      (2) Includes 425,000 options exercisable at $.08 and $.10 per share.

      (3) Includes 1,125,000 options exercisable at $.08 and $.10 per share.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes from Chairman and Chief Executive Officer

Note dated May 21, 2004 in the amount of $54,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates into a single promissory note, several loan advances received by the Company in the first and second quarters of 2004.

Note dated November 30, 2005 in the amount of $317,000, with interest at the rate of 13% per annum. Interest payments are due on the last day of each month with the note maturing on August 31, 2004. The note is secured by all of the Company's assets.

Note payable effective April 2, 2003 in the original amount of $50,000, with a variable interest rate that was 9.9% at December 31, 2005. Monthly payment of principal and interest are approximately $1,300. Note is unsecured and due on demand. The outstanding balance on the loan was $45,330 at December 31, 2005.

Note dated January 1, 2003 in the original amount of $88,000 with an interest rate of 8.5% per annum. The note is unsecured. Interest only payments were due for the first eighteen months and principal and interest payments are due monthly thereafter until the maturity date. The balance on the note was $112,971 at December 31, 2005.

Note dated December 31, 2004 in the amount of $111,651, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received by the Company in the third and fourth quarters of 2004.

Note dated December 31, 2005 in the amount of $185,089, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received by the Company in the third and fourth quarters of 2004.

On January 31, 2006 all the notes were consolidated into one note to the Chief Executive Officer, inclusive of accrued interest totaling $995,818. The note is secured by the Company's assets.

Notes from Vice-President and Chief Financial Officer

Note dated May 25, 2004 in the amount of $28,000, payable on demand, with interest at the rate of 8.5% per annum. The note is unsecured. This note consolidates in a single promissory note several loan advances received during the first and second quarters of 2004.

Note payable effective August 18, 2003 in the original amount of $50,000, with a variable interest rate that was 11.25% at December 31, 2005. Monthly payments of principal and interest are approximately $1,000. Note is unsecured. The outstanding balance on the loan was $48,588 at December 31, 2005.

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

On January 31, 2006 all the notes were consolidated into one note to the Chief Financial Officer, inclusive of accrued interest totaling $187,086. The note is secured by the Company's assets.

Proposed Exchange of Assets

These promissory notes described above and issued to the Company's Chief Executive Officer and Chairman have been secured by a pledge of certain assets of the Company's operating subsidiary. The Company currently does not have sufficient funds to satisfy the loans made to it by its executive officers and directors that have been used to maintain business operations. Resultantly, the Company has entered into a non-binding letter of intent with its Chief Executive Officer and President whereby it would exchange certain assets for satisfaction of and assumption of a majority of the Company's outstanding obligations and liabilities. The proposed transaction is subject to a satisfactory fairness opinion and customary closing conditions. Additionally, should the proposed transaction occur, the nature of the Company's business operations will change significantly from a company that manufactures and sells baked goods to a company that holds and licenses intellectual property.

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

3.2 Amended and Restated By-laws. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.3 Amendment to Certificate of Incorporation. Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2005.

3.4 Amendment to Certificate of Incorporation. Incorporated by reference to the Company's Current Report on Form 8-K, dated March 22, 2006.

4.1 Form of certificate for shares of Common Stock. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

4.2   Form  of  Representatives  Warrant.   Incorporated  by  reference  to  the
      Company's   Registration   Statement  on  Form  SB-2  Registration  Number
      33-96094.

10. Loan Agreement, dated July 10, 1995, by and between InterEquity Capital Partners, L.P. and the Company. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

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

10.30 Loan and Security Agreement dated September 1, 2004 between the Company and Ronald L Schutte. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2004, on Form 10KSB.


10.31 Note dated September 1, 2004 between the Company and Ronald L Schutte. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2004, on Form 10KSB.

10.32 Loan and Security Agreement dated December 1, 2004 between the Company and Ronald L Schutte. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2004, on Form 10KSB.

10.33 Note dated December 1, 2004 between the Company and Ronald L Schutte. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2004, on Form 10KSB.

10.34 Employment agreement dated January 1, 2005 between the Company and Ronald L Schutte. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2004, on Form 10KSB.

10.35 Employment agreement dated January 1, 2005 between the Company and Anthony J. Merante. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2004, on Form 10KSB.

10.36 Website Development and Service Agreement between the Company and Burbro Capital, Inc. dated as of March 1, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 2005.

10.37 Form of Warrant Exchange and Release Agreement between the Company and Bailey Family Trust, Fortuna Investment Partners and Fortuna Unplugged dated December 9, 2004. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2004, on Form 10KSB.

10.38    Promissory Note dated December 31, 2004 between the Company and Anthony
         J. Merante. Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2004, on Form 10KSB.

10.39 Modification agreement between the Company and Ronald L. Schutte dated April 30, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 2005.

10.40 Modification agreement between the Company and Ronald L. Schutte dated May 20, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated May 26, 2005.

10.41 Modification agreement between the Company and Ronald L. Schutte dated June 17, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated June 23, 2005.

10.42 Modification agreement between the Company and Ronald L. Schutte dated July 31, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated August 4, 2005.

*10.43 Factoring Agreement between the Company and Rockland Credit Finance LLC, dated August 26, 2005.

*10.44 Financing Agreement between the Company and Rockland Credit Finance LLC, dated August 26, 2005.

10.45 Modification agreement between the Company and Ronald L. Schutte dated November 30, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated December 7, 2005.

*10.46   Note dated January, 31 2006 between the Company and Ronald L. Schutte.

*10.47   Note dated January, 31 2006 between the Company and Anthony J. Merante.

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



      ---------------------



* Filed Herewith.

ITEM  14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by our principal Accountant for the 2005 and 2004 fiscal years.

                          Fiscal 2005      Fiscal 2004
                          -----------      -----------
Audit Fees                  $34,000          $34,919
Audit-Related Fees                0                0
Tax Fees                          0                0
All Other Fees                    0                0
                            -------          -------
         Total              $34,000          $34,919
                            =======          =======

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2005.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

By: /s/Ron Schutte
    --------------
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2005.

  Signatures
                                                               Title
                                                               -----


  /s/Ron Schutte                                               President, Chief Executive Officer/Director
  ---------------------------------------------------------
  Ron Schutte

  /s/ Anthony Merante                                          Vice-President, Chief Financial Officer/Director
  ---------------------------------------------------------
  Anthony Merante

  /s/ Carmelo Foti                                             Director
  ---------------------------------------------------------
  Carmelo Foti

  /s/ Vincent Bucchimuzzo                                      Director
  ---------------------------------------------------------
  Vincent Bucchimuzzo

  /s/Liborio Borsellino                                        Director
  ---------------------------------------------------------
  Liborio Borsellino

  /s/David Rabe                                                Director
  ---------------------------------------------------------
  David Rabe

  /s/Donald O'Toole                                            Director
  ---------------------------------------------------------
  Donald O'Toole
