Form 10QSB
period 2006-03-31
Brooklyn Cheesecake & Desert Com
filed 2006-05-23
CIK 949721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

|X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended March 31, 2006

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______ to _______

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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

                                 Yes |_| No |X|

As of May 22, 2006, there were 684,445 shares of the registrant's common stock, par value $0.025 per share, outstanding.

Transition Small Business Disclosure Format (check one) Yes |_| No |X|

            THIS REPORT WAS NOT REVIEWED DUE TO MISSING INFORMATION.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                      INDEX

PART I. FINANCIAL INFORMATION

            Item 1. Condensed financial statements:

                    Balance sheet as of March 31, 2006(unaudited)            F-1

                    Statements of operations for the three
                    months ended March 31, 2006 and 2005 (unaudited)         F-2

                    Statements of cash flows for the three months
                    ended March 31, 2006 and 2005 (unaudited)                F-3

                    Notes to condensed financial Statements            F-4 - F-9

            Item 2. Management's discussion and analysis or
                    Plan of Operations                                         3

            Item 3. Controls and Procedures                                    4

PART II. OTHER INFORMATION

            Item 2. Unregistered sales of equity securities and
                    use of proceeds                                            4

            Item 6. Exhibits and reports on Form 8K                            5

SIGNATURES                                                                     6

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Condensed financial statements

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
              CONDENSED CONSOLIDATED BALANCE SHEET - MARCH 31, 2006
                                   (UNAUDITED)


                                     ASSETS

Current assets:
  Prepaid expenses                                               $       16,240
                                                                 --------------

    Total current assets                                                 16,240
                                                                 --------------

Other assets:
  Tradename, net of amortization                                         65,625
                                                                 --------------

    Total other assets                                                   65,625
                                                                 --------------

                                                                 $       81,865
                                                                 ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accrued expenses                                               $        3,000
  Notes payable                                                         815,000
                                                                 --------------

    Total current liabilities                                           818,000
                                                                 --------------

Stockholders' deficiency:
  Preferred stock $.001 par value, authorized 2,000,000
    shares, none issued
  Common stock, $.025 par value, authorized 30,000,000
    shares, issued and outstanding 684,445 shares                        17,110
  Additional paid in capital                                         12,245,830
  Accumulated deficit                                               (12,999,075)
                                                                 --------------
                                                                       (736,135)
                                                                 --------------

    Total stockholders' deficiency                               $       81,865
                                                                 ==============

            See notes to condensed consolidated financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDTIED)


                                                      2006            2005
                                                  ------------    ------------

Net sales                                         $         --    $         --

Cost of sales                                               --              --
                                                  ------------    ------------

Gross profit                                                --              --
                                                  ------------    ------------

Selling, general and
  administrative expenses                              145,024          39,228
                                                  ------------    ------------
                                                       145,024          39,228
                                                  ------------    ------------

Loss from Continuing Operations                   $   (145,024)   $    (39,228)
                                                  ------------    ------------

Discontinued operations
 Loss from discontinued operations                  (2,676,899)       (302,060)
                                                  ------------    ------------
Net (loss)                                          (2,821,923)       (341,288)
                                                  ============    ============

Net loss per common share:

  Primary and fully diluted:
    Continuing Operations                         $      (0.23)   $      (0.09)
                                                  ============    ============
    Discontinued Operations                       $      (4.36)   $      (0.71)
                                                  ============    ============

Weighted average number of
  common shares outstanding                            612,729         423,412
                                                  ============    ============

            See notes to condensed consolidated financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                                           2006            2005
                                                       ------------    ------------
Operating activities:
  Loss from continuing operations                      $   (145,024)   $    (39,228)
  Adjustments to reconcile net loss from
    operations to cash used in
    operating activities:
Changes in discontinued operations
      Depreciation and amortization                           1,500          21,337
      Common stock issued for services                      179,271         157,000
Loss from discontinued operations                          (347,014)       (302,060)
  Changes in discontinued assets and
    liabilities:
      Accounts receivable                                   103,865         146,503
      Inventories                                           200,328         (38,064)
      Prepaid expenses                                       16,965           7,131
      Website development                                   112,103              --
      Financing costs                                         2,342              --
      Security deposit                                        6,242            (477)
      Accounts payable                                     (548,447)        (34,028)
      Accrued expenses                                      (86,310)          8,900
      Deferred rent                                         (25,040)          2,340
                                                       ------------    ------------

 Net cash used in operating activities                     (709,219)        (70,646)
                                                       ------------    ------------

Investing activities:
      Purchase of property and equipment                         --         (19,000)
      Gain on Sale of Subsidiary Stock                      675,263              --
      Sale of Property & Equipment                          268,352              --
                                                       ------------    ------------

 Net cash provided by (used in) investing activities        943,615         (19,000)
                                                       ------------    ------------

Financing activities:
  Proceeds from note payable                                 15,000          44,976
  Proceeds from capital lease obligation                         --          10,663
  Principal payments of notes payable                      (208,241)             --
  Principal payments of capital lease obligations           (48,599)             --

Net cash provided by financing activities                  (241,840)         55,639
                                                       ------------    ------------

Net decrease in cash and cash equivalents                    (7,444)        (32,671)

Cash and cash equivalents, beginning of period                7,444          35,225
                                                       ------------    ------------

Cash and cash equivalents, end of period               $         --    $      2,554
                                                       ============    ============
Supplemental disclosures:
  Cash paid during the year for:
      Taxes:                                           $         --    $         --
      Interest:                                        $         --    $      5,220
                                                       ============    ============
Non cash transactions affecting investing
  and financing:
      Issuance of restricted common shares for debt    $         --    $     81,034
                                                       ============    ============

           See notes to condensed consolidated financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005


1.    Basis of presentation:

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2005 included in its Annual Report filed on Form 10-KSB.

2.    Nature of operations, risks and uncertainties:

      The Company was formerly a manufacturer of baking and confectionery products, which were sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public. The Company sold its products throughout the United States, with a concentration in the East Coast. The Company also exported cheesecake to Japan.

      On March 28, 2006, the Company entered into an asset exchange agreement, tenant's lease assignment, and exclusive licensing agreement with the Company's former Chairman, Chief Executive Officer, and President, Ronald Schutte, whereby the Company exchanged certain assets of its operating subsidiary JM Specialties, Inc. for the assumption of $1,145,315 in liabilities of the Company by an entity established by Mr. Schutte with a personal guarantee by Mr. Schutte. As part of the agreement, Mr. Schutte also acquired the stock of JM Specialties, Inc. stock. The transaction had been subject to a satisfactory fairness opinion. Following the exchange transaction, the Company business operations changed from the manufacturing of baking and confectionary products to a licensing company of intellectual property.

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

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At March 31, 2006, the Company had no uninsured cash balances.

3.    Tradename and licensing agreements:

      On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $1,500 for each of the quarters ended March 31, 2006 and 2005.

      On March 28, 2006 the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. No income was reported for the last three days of this quarter.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005


3.    Tradename and licensing agreements (continued):

      The following is a schedule of future amortizations on the trade name:

      2007                                                      $    6,000
      2008                                                           6,000
      2009                                                           6,000
      2010                                                           6,000
      2011                                                           6,000
      Thereafter                                                    35,625
                                                                ----------
                                                                $   65,625
                                                                ==========

4.    Notes payable:

      Note dated January 31, 2006 payable to Ronald L. Schutte the former Chairman and CEO payable on demand and secured by the company's trademarks. The original amount of the loan was $ 995, 818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March 28, 2006 (see note 8.) Mr. Schutte also advanced $15,000 to cover additional expense during the period.

5.    Common Stock:

      The following restricted common stock issuances were made in the quarter ended March 31, 2006:

      - The Company issued 28,000 shares of common stock for services valued at $35,000. The shares were issued to officers of the Company, valued at $35,000, or $1.25 per share, on February 17, 2006, the closing trading price on the date of issuance.

      - The Company issued 9,017 shares of common stock for merchandise purchased valued at $11,271. The shares were issued to a vendor, valued at $11,271, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      - In payment of fees to Company Board members and Corporate Secretary, the Company issued 64,000 shares of common stock, valued at $80,000. The shares were issued to the directors and corporate secretary, valued at $80,000, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      - In payment of fees to Consultants, the Company issued 30,000 shares of common stock, valued at $37,500. The shares were issued to the consultants, valued at $37,500, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      - In payment of salaries to employees, the Company issued 12,400 shares of common stock, valued at $15,500. The shares were issued to the employees, valued at $15,500, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      The issuance of the common stock was exempt from registration pursuant to
      Section 4(2) of The Securities Act of 1933, as amended.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005


6.    Income taxes:

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

      The Company has a loss carryforward of $11,146,700 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2025.

7.    Exchange Agreement:

      On March 28, 2006 the Company entered into an exchange agreement with the Ronald L. Schutte the former Chairman and CEO whereby the Company exchanged certain assets in exchange for all liabilities of the company and a portion of the secured debt due to Mr. Schutte. The balance of Mr. Schutte's debt will be extinguished upon the Company raising additional capital. The Company also entered into an exclusive licensing agreement with Mr. Schutte and a company owned by Mr. Schutte whereby, the Company receives one percent of net sales as a royalty for use of the Company's trademarks. Mr. Schutte also acquired the stock of the Company's J.M. Specialty, Inc. subsidiary.

8.    Discontinued Operations:

      The Company's sale of its Distribution License has been accounted for under the requirements of paragraph 30 of Statements of Financial Accounting Standards 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

Item 2. Managements Discussion and Analysis or Plan of Operations

Overview

      On March 28, 2006 the Company exchanged its baking assets for debt and liabilities with its former Chairman and CEO. In addition the company entered into a licensing agreement, whereby it has licensed certain intellectual property, namely trademarks. The licensing fees derived from the license agreement, if any, will be used to offset operating costs.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

      The operating company revenue from operations, cost of goods sold and operating expenses for the three months ended March 31, 2006 and 2005 have been reclassified to discontinued operations.

      Selling, general and administrative expenses totaled $145,024 and $39,228 for the three months ended March 31, 2006 and 2005. This was an increase of $105,796 or 270%. This was a result of increased legal, professional and directors' fees. Most of these fees were paid in common stock.

Liquidity and Capital Resources

      Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

      As of March 31, 2006, the Company had a negative working capital from continuing operations of $801,760 as compared to a negative working capital of $899,385 at March 31, 2005.

Item 3. Controls and Procedures

      As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the quarter ended March 31, 2006.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

The following restricted common stock issuances were made in the quarter ended March 31, 2006:

      - The Company issued 28,000 shares of common stock for services valued at $35,000. The shares were issued to officers of the Company, valued at $35,000, or $1.25 per share, on February 17, 2006, the closing trading price on the date of issuance.

      - The Company issued 9,017 shares of common stock for merchandise purchased valued at $11,271. The shares were issued to a vendor, valued at $11,271, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      - In payment of fees to Company Board members and Corporate Secretary, the Company issued 64,000 shares of common stock, valued at $80,000. The shares were issued to the directors and corporate secretary, valued at $80,000, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      - In payment of fees to Consultants, the Company issued 30,000 shares of common stock, valued at $37,500. The shares were issued to the consultants, valued at $37,500, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      - In payment of salaries to employees, the Company issued 12,400 shares of common stock, valued at $15,500. The shares were issued to the employees, valued at $15,500, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      31.1  Certification of President and Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)   Reports on Form 8-K

      On January 12, 2006, the Company filed a current report on Form 8-K reporting the entering into a non-binding letter of intent to exchange assets for debt owed to the former Chairman and Chief Executive Officer Ronald L. Schutte.

      On February 3, 2006, the Company filed a current report on Form 8-K reporting the issuance of notes consolidating loans from Ronald L. Schutte, the Company's former Chairman and Chief Executive Officer into one $995,818 note, as well as, the consolidation of various notes from Anthony J. Merante, the current Chairman and Chief Executive Officer into one $187,086 note.

      On March 22, 2006, the Company filed a current report on Form 8-K reporting an amendment to the Company's Certificate of Incorporation effectuating a reverse split of the issued and outstanding shares of common stock of the Company at a ratio of 1:25.

      On March 29, 2006, the Company filed a current report on Form 8-K reporting the resignation of Ronald L. Schutte and the appointment of Anthony J. Merante as Chairman and Chief Executive Officer.

      On March 31, 2006, the Company filed a current report on Form 8-K reporting the exchange agreement entered into between Ronald L. Schutte the Company's former Chairman and Chief Executive Officer whereby certain assets were exchanged for debts due to Mr. Schutte and other liabilities of the Company.

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 22, 2006.


Brooklyn Cheesecake & Desserts Company, Inc.


/s/ Anthony J. Merante
----------------------------------
Anthony J. Merante
President, Chief Executive Officer, and Chief Financial Officer