Form 10QSB/A
period 2006-03-31
Brooklyn Cheesecake & Desert Com
filed 2006-05-26
CIK 949721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB (A)1

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


                                 (973) 808-9292
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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


                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1.  Condensed financial statements:

            Balance sheet as of March 31, 2006(unaudited)                 F-2

            Statements of operations for the three
            months ended March 31, 2006 and 2005 (unaudited)              F-3

            Statements of cash flows for the three months
            ended March 31, 2006 and 2005 (unaudited)                     F-4

            Notes to condensed financial Statements                 F-5 - F-7

   Item 2.  Management's discussion and analysis or
            Plan of Operations

   Item 3.  Controls and Procedures


PART II. OTHER INFORMATION

   Item 2.  Unregistered sales of equity securities and use of proceeds

   Item 6.  Exhibits

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Condensed financial statements


                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                    CONDENSED BALANCE SHEET - MARCH 31, 2006
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Prepaid expenses                                                   $14,581
                                                                 -----------

   Total current assets                                               14,581
                                                                 -----------

Other assets:
  Tradename, net of amortization                                      65,625
                                                                 -----------

      Total other assets                                              65,625
                                                                 -----------

                                                                 $    80,206
                                                                 -----------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accrued expenses                                               $     3,000
  Notes payable                                                      815,000
                                                                 -----------

    Total current liabilities                                        818,000
                                                                 -----------



Stockholders' deficiency:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.025 par value, authorized 30,000,000
   shares, issued and outstanding 684,445 shares                      17,110
  Additional paid in capital                                      12,254,135
  Accumulated defici                                             (13,009,039)
                                                                 -----------

                                                                    (737,794)

      Total stockholders' deficiency                             $    80,206
                                                                 ===========

                  See notes to condensed financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDTIED)

                                            2006         2005
                                          ---------    ---------

Net sales                                 $      --    $      --

Cost of sales                                    --           --
                                          ---------    ---------

Gross profit                                     --           --
                                          ---------    ---------

Selling, general and
 administrative expenses                    145,024       39,228
                                          ---------    ---------
                                            145,024       39,228
                                          ---------    ---------

Loss from Continuing Operations            (145,024)     (39,228)
                                          ---------    ---------

Discontinued operations
 Loss from discontinued operations         (383,781)    (302,060)
 Gain on disposal of Assets                 527,371           --
                                          ---------    ---------

Gain (loss)from discontinued operations     143,590     (302,060)
                                          ---------    ---------

Net loss                                  ($  1,434)   ($341,288)
                                          =========    =========

Net loss per common share:

 Primary and fully diluted:
  Continuing Operations                   ($   0.24)   ($   0.09)
                                          =========    =========
  Discontinued Operations                 ($   0.23)   ($   0.71)
                                          =========    =========

Weighted average number of
 common shares outstanding                  612,729      423,412
                                          =========    =========

                  See notes to condensed financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                                            2006        2005
                                                          ---------   ---------

Operating activities:
  Loss from continuing operations                         ($145,024)  ($ 39,228)
  Adjustments to reconcile net loss from
   operations to cash used in
   operating activities:
Changes in discontinued operations
     Depreciation and amortization                           33,154      21,337
     Common stock issued for services                       179,271     157,000
Loss from discontinued operations                          (383,781)   (302,060)
  Changes in discontinued assets and
    liabilities:
      Accounts receivable                                   103,865     146,503
      Inventories                                           200,328     (38,064)
      Prepaid expenses                                       18,623       7,131
      Website development                                    99,604          --
Financing costs                                               2,342          --
      Security deposit                                        6,242        (477)
      Accounts payable                                     (548,447)    (34,028)
      Accrued expenses                                      (83,310)      8,900
      Deferred rent                                         (25,040)      2,340
                                                          ---------   ---------

 Net cash used in operating activities                     (542,173)    (70,646)
                                                          ---------   ---------

Investing activities:
      Purchase of property and equipment                         --     (17,664)
      Gain on disposal of assets                            527,371          --
      Sale of Property & Equipment                          249,198          --
                                                          ---------   ---------

 Net cash provided by (used in) investing activities        776,569     (17,664)
                                                          ---------   ---------

Financing activities:
  Proceeds from note payable                                 15,000      44,976
  Proceeds from capital lease obligation                         --      10,663
  Principal payments of notes payable                      (208,241)         --
  Principal payments of capital lease obligations           (48,599)         --
                                                          ---------   ---------
Net cash provided by (used in) financing activities        (241,840)     55,639
                                                          ---------   ---------

Net decrease in cash and cash equivalents                    (7,444)    (32,671)

Cash and cash equivalents, beginning of period                7,444      35,225
                                                          ---------   ---------

Cash and cash equivalents, end of period                         $-   $   2,554
                                                          =========   =========
Supplemental disclosures:
  Cash paid during the year for:
      Taxes:                                              $      --   $      --
      Interest:                                           $      --   $   5,220
                                                          =========   =========

Non-cash transactions affecting investing and financing:
      Issuance of restricted common shares for debt       $      --   $  81,034
                                                          =========   =========

                  See notes to condensed financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC. )
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005


1.    Basis of presentation:

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2005 included in its Annual Report filed on Form 10-KSB.


2.    Nature of operations, risks and uncertainties:

      The Company was formerly a manufacturer of baking and confectionery products, which were sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public. The Company sold its products throughout the United States, with a concentration on the East Coast. The Company also exported cheesecake to Japan.

      On March 28, 2006, the Company entered into an asset exchange agreement, tenant's lease assignment, and exclusive licensing agreement with the Company's former Chairman, Chief Executive Officer, and President, Ronald Schutte, whereby the Company exchanged certain assets of its operating subsidiary JM Specialties, Inc. for the assumption of $1,145,315 in liabilities of the Company by an entity established by Mr. Schutte with a personal guarantee by Mr. Schutte. As part of the agreement, Mr. Schutte also acquired the stock of JM Specialties, Inc. The transaction had been subject to a satisfactory fairness opinion. Following the exchange transaction, the Company's business operations changed from the manufacturing of baking and confectionary products to a licensing company of intellectual property.

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

      Certain  amounts  previously   reported  for  March  31,  2005  have  been
      reclassified to conform with the classifications used in 2006. Such classifications had no effect on the reported net loss.

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

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC. )
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005

3.    Tradename and licensing agreements (continued):

      The following is a schedule of future amortizations on the trade name:

      2007                                                $6,000
      2008                                                 6,000
      2009                                                 6,000
      2010                                                 6,000
      2011                                                 6,000
      Thereafter                                          35,625
                                                       ---------
                                                         $65,625
                                                       =========

4.    Notes payable:

      A note dated January 31, 2006 was issued and is payable to Ronald L. Schutte the former Chairman and CEO payable on demand and secured by the company's trademarks. The original amount of the loan was $ 995, 818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March 28, 2006 (see note
      7). Mr. Schutte also advanced $15,000 to cover additional expenses during the period.

5.    Common Stock:

      The following restricted common stock issuances were made in the quarter ended March 31, 2006:

      - The Company issued 28,000 shares of common stock for services. The shares were issued to officers of the Company, valued at $35,000, or $1.25 per share, on February 17, 2006, the closing trading price on the date of issuance.

      - The Company issued 9,017 shares of common stock for merchandise purchased. The shares were issued to a vendor, valued at $11,271, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      - In payment of fees to Company Board members and Corporate Secretary, the Company issued 64,000 shares of common stock. The shares were issued to the directors and corporate secretary, valued at $80,000, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      - In payment of fees to Consultants, the Company issued 30,000 shares t 6 12 of common stock. The shares were issued to the consultants, valued at $37,500, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      - In payment of salaries to employees, the Company issued 12,400 shares of common stock. The shares were issued to the employees, valued at $15,500, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      The issuance of the common stock was exempt from registration  pursuant to
      Section 4(2) of The Securities Act of 1933, as amended.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC. )
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005


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


7.    Exchange Agreement:

      On March 28, 2006, the Company entered into an exchange agreement with the Ronald L. Schutte the former Chairman and CEO whereby the Company exchanged certain assets in exchange for all liabilities of the company and a portion of the secured debt due to Mr. Schutte. The balance of Mr. Schutte's debt will be extinguished upon the Company raising additional capital. The Company also entered into an exclusive licensing agreement with Mr. Schutte and a company owned by Mr. Schutte whereby, the Company receives one percent of net sales as a royalty for use of the Company's trademarks. Mr. Schutte also acquired the stock of the Company's J.M. Specialty, Inc. subsidiary.


8.    Discontinued Operations:

      The Company's Exchange Agreement has been accounted for under the requirements of paragraph 30 of Statements of Financial Accounting Standards 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

      As of March 31, 2006, the Company had a negative working capital from continuing operations of $801,760 t 6 0 as compared to a negative working capital of $899,385 at March 31, 2005.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

The following restricted common stock issuances were made in the quarter ended March 31, 2006:

      - The Company issued 28,000 shares of common stock for services. The shares were issued to officers of the Company, valued at $35,000, or $1.25 per share, on February 17, 2006, the closing trading price on the date of issuance.

      - The Company issued 9,017 shares of common stock for merchandise purchased. The shares were issued to a vendor, valued at $11,271, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      - In payment of fees to Company Board members and Corporate Secretary, the Company issued 64,000 shares of common stock. The shares were issued to the directors and corporate secretary, valued at $80,000, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      - In payment of fees to Consultants, the Company issued 30,000 shares of common stock. The shares were issued to the consultants, valued at $37,500, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

      - In payment of salaries to employees, the Company issued 12,400 shares of common stock. The shares were issued to the employees, valued at $15,500, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.


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

Item 6. Exhibits

  (a) Exhibits

      31.1  Certification of President and Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.



In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 2006.


Brooklyn Cheesecake & Desserts Company, Inc.


By: /s/ Anthony J. Merante
   ------------------------------------------------------------------
   President, Chief Executive Officer, and Chief Financial Officer