Form 10QSB
period 2006-06-30
Brooklyn Cheesecake & Desert Com
filed 2006-08-21
CIK 949721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2006

                                       OR

( ) Transition Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1939
    For the transition period from ________ to _________

                         Commission File Number 1-13984

                  Brooklyn Cheesecake & Desserts Company, Inc.
                  --------------------------------------------
                       (Formerly Creative Bakeries, Inc.)

               (Exact name of Issuer as specified in its Charter)


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


                                 (973) 808-9292
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |X| No|_|

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.

                                   Yes |_| No |X|

As of August 21, 2006, there were 684,445 shares of the issuer's common stock, par value $0.025 per share, outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                      INDEX

PART I. FINANCIAL STATEMENTS

      Item  1. Condensed financial statements:

               Balance sheet as of June 30, 2006(unaudited)                  F-2

               Statements of operations for the six and
               three months ended June 30, 2006 and 2005(unaudited)          F-3

               Statements of cash flows for the six months
               ended June 30, 2006 and 2005(unaudited)                       F-4

               Notes to condensed financial Statements                 F-5 - F-7

      Item 2. Management's discussion and analysis or Plan of Operations

      Item  3. Controls and Procedures

PART II. OTHER INFORMATION

      Item  6. Exhibits

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Condensed financial statements

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                     CONDENSED BALANCE SHEET - JUNE 30, 2006
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Fees receivable                                                      $   2,478
  Prepaid expenses                                                         8,491
                                                                       ---------
    Total current assets                                                  10,969
                                                                       ---------
Other assets:
  Tradename, net of amortization                                          64,125
                                                                       ---------
    Total other assets                                                    64,125
                                                                       ---------
                                                                       $  75,094
                                                                       =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                     $  9,620
  Accrued expenses                                                       29,488
  Notes payable                                                         815,000
                                                                       --------
    Total current liabilities                                           854,108
                                                                       --------

Other liabilities:
  Notes payable, officer, net of current portion                          6,189
                                                                       --------
    Total other liabilities                                               6,189
                                                                       --------


Stockholders' deficiency:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.025 par value, authorized 30,000,000
   shares, issued and outstanding 684,445 shares                         17,110
  Additional paid in capital                                         12,254,135
  Accumulated deficit                                               (13,056,448)
                                                                    -----------
    Total stockholders' deficiency                                     (785,203)
                                                                    -----------

                                                                    $    75,094
                                                                    ===========

                        See notes to condensed financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                     SIX AND THREE MONTHS ENDED JUNE 30,2006
                                   (UNAUDTIED)



                                                   Six Months              Three Months
                                                 Ended June 30,           Ended June 30,
                                               2006         2005         2006       2005
                                             ---------    ---------    ---------  ---------
Net sales                                    $      --    $      --    $      --  $      --
Licensing Fees                                   2,478        2,478           --         --
Cost of sales                                       --           --           --         --
                                             ---------    ---------    ---------  ---------

Gross profit                                     2,478           --        2,478         --
                                             ---------    ---------    ---------  ---------

Selling, general and
 administrative expenses                       168,422       64,384       23,398     25,156
Interest expense                                26,488           --       26,488         --
                                             ---------    ---------    ---------  ---------
                                               194,910       64,384       49,886     25,156
                                             ---------    ---------    ---------  ---------


Loss from Continuing
 Operations                                   (192,432)     (64,384)     (47,408)    25,156)
                                             =========    =========    =========  =========


Discontinued operations
 Loss from discontinued
  Operations                                  (383,781)    (359,309)          --    (57,249)
 Gain on disposal of assets                    527,371           --           --         --
                                             ---------    ---------    ---------  ---------
Gain (loss) from discontinued
 Operations                                    143,590     (359,309)          --    (57,249)
                                             ---------    ---------    ---------  ---------

Net loss                                     ($ 48,842)   ($423,693)   ($ 47,408) ($  82,405)
                                             =========    =========    =========  =========
Net loss per common share
 Basic and fully diluted:
  Continuing operations                      ($   0.08)   ($   0.92)   ($   0.07) ($   0.17)
                                             =========    =========    =========  =========
  Discontinued operations

Weighted average number of
  common shares outstanding
  Basic and diluted                            621,048      462,024      684,445    499,196
                                             =========    =========    =========  =========

                        See notes to condensed financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED JUNE 30,2006
                                   (UNAUDITED)

                                                              2006          2005
                                                           ----------     --------
Operating activities:
  Loss from continuing operations                          ($192,432)     ($ 64,384)
  Adjustments to reconcile net loss from
   operations to cash used in
   operating activities:
  Changes in discontinued operations
     Depreciation and amortization                            34,654         42,987
     Common stock issued for services                        179,271        157,000
  Loss from discontinued operations                         (383,781)      (359,309)
    Changes in discontinued assets and
     liabilities from operations:
      Accounts receivable                                    103,865        107,174
      Fees receivable                                         (2,478)           --
      Inventory                                              200,328        (65,783)
      Prepaid expenses                                        24,714         22,330
      Website development                                     99,604             --
      Financing costs                                          2,342             --
      Security deposits                                        6,242           (477)
      Accounts payable                                      (538,829)       (19,274)
      Accrued expenses                                       (56,822)        24,708
      Deferred rent                                          (25,040)         4,680
                                                          ----------     ----------
    Net cash used in operating activities                   (548,362)      (150,348)
                                                          ----------     ----------

  Investing activities:
     Purchase of property and equipment                         --          (30,163)
     Gain on disposal of assets                              527,371             --
     Sale of property & equipment                            249,198             --
                                                          ----------     ----------
    Net cash Provided by (used in) investing activities      776,569        (30,163)
                                                          ----------     ----------

Financing activities:
  Proceeds from notes payable                                 15,000        141,174
  Proceeds from capital lease obligations                         --          7,883
  Proceeds from officers' note payable                         6,189             --
  Principal payment of notes payable                        (208,241)            --
  Principal payment of capital lease obligations             (48,599)            --
                                                          ----------    -----------
    Net cash provided by financing activities               (235,651)       149,057
                                                          ----------    -----------
Net decrease in cash and cash equivalents                     (7,444)       (31,454)
Cash and cash equivalents, beginning of period                 7,444         35,225
                                                          ----------    -----------

Cash and cash equivalents, end of period                   $      --    $     3,771
                                                          ==========    ===========
 Supplemental disclosure:
  Cash paid during the period for:
      Interest:                                            $      --    $     8,040
                                                          ==========    ===========

Non cash transactions affecting investing and financing:
    Issuance of restricted common shares for debt          $      --    $    63,000
                                                          ==========    ===========

                  See notes to condensed financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

      The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full year ending December 31, 2006.

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

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At June 30, 2006, the Company had no uninsured cash balances.

      Certain amounts previously reported for June 30, 2005 have been reclassified to conform with the classifications used in 2006. Such classifications had no effect on the reported net loss.

3.    Tradename and licensing agreements:

      On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $1,500 for each of the quarters ended June 30, 2006 and 2005.

      On March 28, 2006 the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005

3.    Tradename and licensing agreements (continued):

      The following is a schedule of future amortizations on the trade name:

                2007                  $ 6,000
                2008                    6,000
                2009                    6,000
                2010                    6,000
                2011                    6,000
                Thereafter             34,125
                                      -------
                                      $64,125
                                      =======

4.    Notes payable:

      A note dated January 31, 2006 was issued and is payable to Ronald L. Schutte the former Chairman and CEO payable on demand, with interest at the rate of 13%, per annum, and secured by the Company's trademarks. The original amount of the loan was $ 995, 818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March 28, 2006 (see note 7). Mr. Schutte also advanced $15,000 to cover additional expenses during the period.

5.    Common Stock:

      The following restricted common stock issuances were made in the six months ended June 30, 2006:

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

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

      The Company has a loss carryforward of approximately $11,000,000 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2006 through 2025.

7.    Exchange Agreement:

      On March 28, 2006, the Company entered into an exchange agreement with Ronald L. Schutte its former Chairman and CEO whereby the Company exchanged certain assets in exchange for a majority of liabilities of the company and a portion of the secured debt due to Mr. Schutte. The balance of the Company's obligation to Mr. Schutte will be extinguished upon the Company raising additional capital. The Company also entered into an exclusive licensing agreement with Mr. Schutte and a company owned by Mr. Schutte whereby, the Company receives one percent of sales as a royalty for use of the Company's trademarks. Mr. Schutte also acquired the stock of the Company's J.M. Specialty, Inc. subsidiary.

8.    Discontinued Operations:

      The Company's Exchange Agreement has been accounted for under the requirements of paragraph 30 of Statements of Financial Accounting Standards 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

Item 2. Managements Discussion and Analysis or Plan of Operations

Overview

      On March 28, 2006 the Company exchanged its baking assets for debt and liabilities with its former Chairman and CEO. In addition the Company entered into a licensing agreement, whereby it has licensed certain intellectual property, namely trademarks. The licensing fees derived from the license agreement, if any, will be used to offset operating costs. Licensing fees were $2,478 in the second quarter based on sales reported by the licensee.

Results of Operations

      Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

      The operating company revenue from operations, cost of goods sold and operating expenses for the six and three months ended June 30, 2006 and 2005 have been reclassified to discontinued operations. Licensing fees were $2,478 for the three and six months ended June 30, 2006. This was the initial period for such revenue.


      Selling, general and administrative expenses totaled $23,398 and $25,156 for the three months ended June 30, 2006 and 2005. This was an decrease of $1,758 or 7%. Selling, general and administrative expenses were $168,422 and $64,384 for the six months ended June 30, 2006 and 2005 respectively. This was an increase of $104,038 or 162%. This was a result of increased legal, professional and directors' fees. Most of these fees were paid in common stock.

      The Company incurred $26,488 in interest expense during the quarter ended June 30, 2006. Prior year interest was incurred as part of operations. Therefore prior year's interest is included in loss from discontinued operations.


Liquidity and Capital Resources

      Since its inception, the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

      As of June 30, 2006, the Company had a negative working capital from continuing operations of $843,139 as compared to a negative working capital of $915,280 at June 30, 2005.

Item 3. Controls and Procedures

      EVALUATION OF THE COMPANY'S DISCLOSURE AND INTERNAL CONTROLS.

The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO").

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

CONCLUSIONS.

Based on our evaluation the CEO/CFO concluded that the issuer's disclosures, controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

There have not been any changes in the issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

      (a) Exhibits

      31.1  Certification of President and Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the issuer duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 21, 2006.

                  Brooklyn Cheesecake & Desserts Company, Inc.



By: /s/Anthony J. Merante
    ----------------------------
President, Chief Executive Officer, and Chief Financial Officer