Form 10QSB
period 2006-09-30
Brooklyn Cheesecake & Desert Com
filed 2006-11-20
CIK 949721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark one)

      |X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 2006

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

This report has not been reviewed by the Company's Independent Registered Public Accounting Firm.

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

                                  Yes |_|  No |X|

As of November 21, 2006, there were 684,445 shares of the registrant's common stock, par value $0.025 per share, outstanding.


Transitional Small Business Disclosure Format (check one) Yes |_|  No |X|

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Condensed  financial statements:

         Balance sheet as of September 30, 2006
           (unaudited/unreviewed)                                            F-2

         Statements of operations for the nine and
           three months ended September 30, 2006 and 2005
           (unaudited/unreviewed)                                            F-3

         Statements of cash flows for the nine months
           ended September 30, 2006 and 2005
           (unaudited/unreviewed)                                            F-4

         Notes to condensed consolidated financial
           Statements                                                  F-5 - F-7


Item 2.  Management's discussion and analysis of
           plan of operations                                                F-8

Item 3.  Controls and Procedures                                             F-9



PART II. OTHER INFORMATION                                                  F-10

Item 6.  Exhibits


SIGNATURES


CERTIFICATIONS

PART I. FINANCIAL INFORMATION

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                  CONDENSED BALANCE SHEET - SEPTEMBER 30, 2006
                             (UNAUDITED/UNREVIEWED)


                                     ASSETS

Current assets:
  Fees receivable                                                   $     4,614
  Prepaid expenses                                                        2,401
                                                                    -----------
    Total current assets                                                  7,015
                                                                    -----------

Property and equipment, net

Other assets:
  Tradename, net of amortization                                         62,625
                                                                    -----------
     Total other assets                                                  62,625
                                                                    -----------

                                                                    $    69,640

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                  $    18,000
  Accrued expenses                                                       55,975
  Notes payable                                                         815,000
                                                                    -----------
     Total current liabilities                                          888,975
                                                                    -----------

Other liabilities:
  Notes payable, officer, net of current portion                         11,120
                                                                    -----------
      Total other liabilities                                            11,120
                                                                    -----------


Stockholders' deficiency:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.025 par value, authorized 30,000,000
   shares, issued and outstanding 684,445 shares                         17,110
  Additional paid in capital                                         12,254,135
  Accumulated deficit                                               (13,101,700)
                                                                    -----------
    Total stockholders' deficiency                                     (830,455)
                                                                    -----------

                                                                    $    69,640
                                                                    ===========

                  See notes to condensed financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                             (UNAUDITED/UNREVIEWED)


                                      Nine Months             Three Months
                                     Ended Sept 30           Ended Sept 30,
                                   2006         2005        2006        2005
                                 ---------   ----------   ---------   ---------

Net sales                        $      --   $       --   $      --   $      --
Licensing Fees                       4,614           --       2,136          --
Cost of sales                           --           --          --          --
                                 ---------   ----------   ---------   ---------

Gross profit                         4,614           --       2,136          --
                                 ---------   ----------   ---------   ---------

Selling, general and
 administrative expenses           189,324       97,303      20,901      32,919
Interest expense                    52,975           --      26,488          --
                                 ---------   ----------   ---------   ---------
                                   242,299      848,533      47,389      32,919
                                 ---------   ----------   ---------   ---------

Loss from Continuing
 Operations                      $(237,685)  $  (97,303)  $ (45,253)  $ (32,919)
                                 =========   ==========   =========   =========


Discontinued operations
 Loss from discontinued
  Operations                      (383,781)    (535,896)         --    (176,587)
 Gain on disposal of assets        527,371           --          --          --
                                 ---------   ----------   ---------   ---------
Gain (loss) from discontinued
 Operations                        143,590     (535,896)         --    (176,587)
                                 ---------   ----------   ---------   ---------

Net loss                         $ (94,095)  $ (633,199)  $ (45,253)  $(209,506)
                                 =========   ==========   =========   =========


Earnings per common share:
 Primary and fully diluted:

  Net loss per common
   share - basic and diluted     $   (0.15)  $    (1.25)  $   (0.07)  $   (0.50)
                                 =========   ==========   =========   =========


Weighted average number of
 common shares outstanding         642,413      479,556     684,445     515,318
 basic and diluted               =========   ==========   =========   =========



                  See notes to condensed financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                             (UNAUDITED/UNREVIEWED)

                                                                 2006         2005
                                                               ---------    --------
Operating activities:
  Loss from continuing operations                              $(237,685)   $(97,303)
  Adjustments to reconcile net loss from
   Operations to cash used in operating activities:
  Changes in discontinued operations
     Depreciation and amortization                                36,154      64,636
     Common stock issued for services                            179,271     187,250
  Loss from discontinued assets and                             (383,781)   (535,896)
    liabilities from operations:
      Accounts receivable                                        103,865     157,609
      Fees receivable                                             (4,614)
      Inventory                                                  200,328    (460,346)
      Prepaid expenses                                            30,804      42,393
      Website development                                         99,604          --
      Financing Costs                                              2,342          --
      Security deposits                                            6,242        (477)
      Accounts payable                                          (530,448)     65,904
      Accrued expenses                                           (30,335)     48,653
      Deferred rent                                              (25,040)      6,020
                                                               ---------    --------
 Net cash used in operating activities                          (553,293)   (521,557)
                                                               ---------    --------

Investing activities:
  Purchase of property and equipment                                  --     (30,163)
  Gain on disposal of assets                                     527,371
  Sale of Property & equipment                                   249,198          --
                                                               ---------    --------

 Net cash Provided by (used in) investing activities             776,569     (30,163)
                                                               ---------    --------

Financing activities:
  Proceeds from notes payable                                     15,000     232,560
  Proceeds from capital lease obligation                              --       4,691
  Proceeds from officers loans                                    11,120     280,264
  Principal payment of notes payable                            (208,241)         --
  Principal payment of officers' loans                           (48,599)         --
                                                               ---------    --------
      Net cash provided by financing activities                 (230,720)    517,515
                                                               ---------    --------

Net decrease in cash and cash equivalents                         (7,444)    (34,205)
                                                               ---------    --------

Cash and cash equivalents, beginning of period                     7,444      35,225
                                                               ---------    --------

Cash and cash equivalents, end of period                       $      --    $  1,020
                                                               =========    ========

Supplemental disclosures:
  Cash paid during the year for:
    Interest:                                                  $      --    $ 77,520
                                                               =========    ========

Non cash transactions affecting investing and financing:
    Issuance of restricted common shares for debt              $      --    $168,034
                                                               =========    ========

                  See notes to condensed financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


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

      The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full year ending December 31, 2006.

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

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At September 30, 2006, the Company had no uninsured cash balances.

      Certain amounts previously reported for September 30, 2005 have been reclassified to conform with the classifications used in 2006. Such classifications had no effect on the reported net loss.

3.    Tradename and licensing agreements:

      On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $1,500 for each of the quarters ended September 30, 2006 and 2005.

      On March 28, 2006 the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

3.    Tradename and licensing agreements (continued):

      The following is a schedule of future amortizations on the trade name:

        2007                          $6,000
        2008                           6,000
        2009                           6,000
        2010                           6,000
        2011                           6,000
        Thereafter                    32,625
                                     -------
                                     $62,625

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

5.    Common Stock:

      The following restricted common stock issuances were made in the nine months ended September 30, 2006:

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

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Overview


On March 28, 2006 the Company exchanged its baking assets for debt and liabilities with its former Chairman and CEO. In addition the Company entered into a licensing agreement, whereby it has licensed certain intellectual property, namely trademarks. The licensing fees derived from the license agreement, if any, will be used to offset operating costs. Licensing fees were $2,136 in the third quarter based on sales reported by the licensee.


Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

The operating company revenue from operations, cost of goods sold and operating expenses for the three and nine months ended September 30, 2006 and 2005 have been reclassified to discontinued operations. Licensing fees were $2,136 and $4,614 for the three and nine months ended September 30, 2006. Slow summer sales were responsible for these results.

Selling, general and administrative expenses totaled $20,901 and $32,919 for the three months ended September 30, 2006 and 2005. This was an decrease of $12,018 or 37%. Selling, general and administrative expenses were $189,324 and $97,303 for the nine months ended September 30, 2006 and 2005 respectively. This was an increase of $92,021 or 94%. This was a result of increased legal, professional and directors' fees. Most of these fees were paid in common stock.

The Company incurred $26,488 and $52,975 in interest expense during the three and nine months ended Septmeber 30, 2006. Prior year interest was incurred as part of operations. Therefore prior year's interest is included in loss from discontinued operations.


Liquidity and Capital Resources

Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities and $999,754 loans from officers.

As of September 30, 2006, the Company had a negative working capital from continuing operations of approximately $881,960 compared to a negative working capital of $1,055,354 at September 30, 2005.

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

Item 6. Exhibits

  (a) Exhibits

31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to
      Section 906 of the Sarbanes - Oxley Act of 2002.



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the issuer duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2006.

                  Brooklyn Cheesecake & Desserts Company, Inc.


By: /s/Anthony J. Merante
    -----------------------------------
    President, Chief Executive Officer,
    and Chief Financial Officer