Form 10QSB/A
period 2006-09-30
Brooklyn Cheesecake & Desert Com
filed 2006-12-06
CIK 949721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

(Mark one)

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2006

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939

      For the transition period from ______________ to _________________

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

                                 Yes [_]   No [X]

As of November 21, 2006, there were 684,445 shares of the registrant's common stock, par value $0.025 per share, outstanding.


Transitional Small Business Disclosure Format (check one)  Yes [_]   No [X]

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


INDEX


PART I.  FINANCIAL INFORMATION

         Item 1. Condensed  financial statements:

                 Balance sheet as of September 30, 2006 (unaudited)          F-2

                 Statements of operations for the nine and
                   three months ended September 30, 2006
                   and 2005 (unaudited)                                      F-3

                 Statements of cash flows for the nine months
                   ended September 30, 2006 and 2005 (unaudited)             F-4

                 Notes to condensed consolidated financial
                   Statements                                         F-5 - F-11


         Item 2. Management's discussion and analysis of plan of operations

         Item 3. Controls and Procedures



PART II. OTHER INFORMATION

         Item 6. Exhibits


SIGNATURES


CERTIFICATIONS

PART I. FINANCIAL INFORMATION

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                  CONDENSED BALANCE SHEET - SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Fees receivable                                              $      4,614
  Prepaid expenses                                                    2,401
                                                               ------------
    Total current assets                                              7,015
                                                               ------------


Other assets:
  Tradename, net of amortization                                     62,625
                                                               ------------
     Total other assets                                              62,625
                                                               ------------

                                                               $     69,640
                                                               ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY




Current liabilities:
  Accounts payable                                             $      9,000
  Accrued expenses                                                   55,975
  Notes payable, officer                                             11,120
  Notes payable                                                     815,000
                                                               ------------
     Total current liabilities                                      891,095
                                                               ------------



Stockholders' deficiency:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued
  Common stock, $.025 par value, authorized 30,000,000
   shares, issued and outstanding 684,445 shares                     17,110
  Additional paid in capital                                     12,254,135
  Accumulated deficit                                           (13,092,700)
                                                               ------------
    Total stockholders' deficiency                                 (821,455)
                                                               ------------

                                                               $     69,640
                                                               ============

                  See notes to condensed financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)






                                     Nine Months               Three Months
                                    Ended Sept 30             Ended Sept 30,
                                  2006        2005          2006        2005
                               ---------    ---------    ---------    ---------

Net sales                      $       -    $       -    $       -    $       -
Licensing Fees                     4,614            -        2,136            -
Cost of sales                          -            -            -            -
                               ---------    ---------    ---------    ---------

Gross profit                       4,614            -        2,136            -
                               ---------    ---------    ---------    ---------

Selling, general and
 administrative expenses         180,324       97,303       11,901       32,919
Interest expense                  52,975            -       26,488            -
                               ---------    ---------    ---------    ---------
                                 233,299       97,303       38,389       32,919
                               ---------    ---------    ---------    ---------

Loss from Continuing
 Operations                   ($ 228,685)  ($  97,303)  ($  36,253)  ($  32,919)
                               ---------    ---------    ---------    ---------
Discontinued operations
 Loss from discontinued
  Operations                    (383,781)    (535,896)           -     (176,587)
 Gain on disposal of assets      527,371            -            -            -
                               ---------    ---------    ---------    ---------
Gain (loss) from discontinued
 Operations                      143,590     (535,896)           -     (176,587)
                               ---------    ---------    ---------    ---------

Net loss                      ($  85,095)  ($ 633,199)  ($  36,253)  ($ 209,506)
                               =========    =========    =========    =========



Net loss per common share:

  Basic and fully diluted:
   Continuing operations      ($    0.36)  ($    0.20)  ($    0.05)  ($    0.06)
                               =========    =========    =========    =========
   Discontinued operations     $    0.23   ($    1.12)  ($       -)  ($    0.34)
                               =========    =========    =========    =========


Weighted average number of
 common shares outstanding
 basic and diluted               642,413      479,556      684,445      515,318
                               =========    =========    =========    =========


                  See notes to condensed financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                           2006          2005
                                                         ---------    ---------
Operating activities:
  Loss from continuing operations                       ($ 228,685)  ($  97,303)
  Adjustments to reconcile net loss from
   Operations to cash used in operating activities:
  Changes in discontinued operations
     Depreciation and amortization                          36,154       64,636
     Common stock issued for services                      179,271      187,250
  Loss from discontinued operations                       (383,781)    (535,896)
    Changes in discontinued assets and
     liabilities from operations:
      Accounts receivable                                  103,865      157,609
      Fees receivable                                       (4,614)
      Inventory                                            200,328     (460,346)
      Prepaid expenses                                      30,804       42,393
      Website development                                   99,604            -
      Financing Costs                                        2,342            -
      Security deposits                                      6,242         (477)
      Accounts payable                                    (539,448)      65,904
      Accrued expenses                                     (30,335)      48,653
      Deferred rent                                        (25,040)       6,020
                                                         ---------    ---------
 Net cash used in operating activities                    (553,293)    (521,557)
                                                         ---------    ---------

Investing activities:
  Purchase of property and equipment                             -      (30,163)
  Gain on disposal of assets                               527,371
  Sale of Property & equipment                             249,198            -
                                                         ---------    ---------

 Net cash Provided by (used in)investing activities        776,569      (30,163)
                                                         ---------    ---------

Financing activities:
  Proceeds from notes payable                               15,000      232,560
  Proceeds from capital lease obligation                         -        4,691
  Proceeds from officers loans                              11,120      280,264
  Principal payment of notes payable                      (208,241)           -
  Principal payment of officers' loans                     (48,599)           -
                                                         ---------    ---------
    Net cash (used in)provided by financing activities    (230,720)     517,515
                                                         ---------    ---------

Net decrease in cash and cash equivalents                   (7,444)     (34,205)
                                                         ---------    ---------

Cash and cash equivalents, beginning of period               7,444       35,225
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $       -    $   1,020
                                                         =========    =========

Supplemental disclosures:
  Cash paid during the year for:
    Interest:                                            $       -    $  77,520
                                                         =========    =========
Non cash transactions affecting investing
 and financing:
    Issuance of restricted common shares for debt        $       -    $ 168,034
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

      On March 28, 2006 the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. F-5

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                       (FORMERLY CREATIVE BAKERIES, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

3.    Tradename and licensing agreements (continued):

      The following is a schedule of future amortizations on the trade name:

      2007                                       $6,000
      2008                                        6,000
      2009                                        6,000
      2010                                        6,000
      2011                                        6,000
      Thereafter                                 32,625
                                                -------
                                                $62,625
                                                =======

4.    Notes payable:

      A note dated January 31, 2006 was issued and is payable to Ronald L. Schutte the former Chairman and CEO payable on demand, with interest at the rate of 13%, per annum, and secured by the Company's trademarks. The original amount of the loan was $ 995,818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March 28, 2006 (see note 7). Mr. Schutte also advanced $15,000 to cover additional expenses during the period.

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

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

      The operating company revenue from operations, cost of goods sold and operating expenses for the three and nine months ended September 30, 2006 and 2005 have been reclassified to discontinued operations. Licensing fees were $2,136 and 4,614 for the three and nine months ended September 30, 2006. Slow summer sales were responsible for these results.

      Selling, general and administrative expenses totaled $11,901 and $32,919 for the three months ended September 30, 2006 and 2005. This was an decrease of $21,018 or 64%. Selling, general and administrative expenses were $180,324 and $97,303 for the nine months ended September 30, 2006 and 2005 respectively. This was an increase of $83,021 or 85%. This was a result of increased legal, professional and directors' fees. Most of these fees were paid in common stock.

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

      As of September 30, 2006, the Company had a negative working capital from continuing operations of approximately $872,960 compared to a negative working capital of $1,055,354 at September 30, 2005.

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

Item 6. Exhibits

      (a)   Exhibits

            31.1  Certification   of  President  and  Chief  Executive   Officer
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the issuer duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 6, 2006.

                  Brooklyn Cheesecake & Desserts Company, Inc.


By: /s/Anthony J. Merante
    ---------------------
President, Chief Executive Officer, and Chief Financial Officer