Form 10KSB/A
period 2005-12-31
Brooklyn Cheesecake & Desert Com
filed 2007-01-24
CIK 949721

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A1


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

         Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
             Title of Each Class                 on Which Registered
             -------------------                 -------------------
        Common Stock, $.025 per share                    OTCBB

      Securities registered under Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenue for its most recent fiscal year was $2,223,611. As of December 31, 2005 there were 541,013 shares of Company's Common Stock, par value $.025 per share, outstanding (based the Issuer's 1:25 reverse stock split of outstanding common stock effective March 20, 2006). The aggregate market value of the voting stock of the issuer held by non-affiliates on December 31, 2005 was approximately $326,984.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

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

Period                                              High          Low
-------                                            -----          ----
FISCAL YEAR 2004:
First Quarter                                      25.50          1.75
Second Quarter                                     12.50          3.50
Third Quarter                                       8.75          3.00
Fourth Quarter                                      3.00          1.50

Fiscal Year 2005:
First Quarter                                      10.50          1.50
Second Quarter                                      4.50          2.50
Third Quarter                                       3.25          2.00
Fourth Quarter                                      2.00           .50

Fiscal Year 2006
First Quarter (through March 24)                    1.25           .50


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

      Our     Common      Stock     is      Currently      Traded     on     the
Over-The-Counter-Bulletin-Board and an Investor's

Availability to Trade Our Common Stock May Be Limited by Trading Volume

      The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2005 was approximately 153 shares .

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



                                                    /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

Boca Raton, Florida
March 15, 2006

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2005

                                     ASSETS
Current assets:
  Cash and cash equivalents                                       $      7,444
  Accounts receivable, less allowance for doubtful
   accounts of $400                                                    103,865
  Inventories                                                          200,328
  Prepaid expenses                                                      33,205
                                                                  ------------
    Total current assets                                               344,842
                                                                  ------------

Property and equipment, net                                            268,352
                                                                  ------------
Other assets:
  Security deposits                                                      6,242
  Website development, net of amortization                             112,103
  Financing cost, net                                                    2,342
  Tradename, net of amortization                                        67,125
                                                                  ------------
     Total other assets                                                187,812
                                                                  ------------
                                                                  $    801,006
                                                                  ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Accounts payable                                                 $    548,447
 Accrued expenses                                                       86,310
 Capital lease obligation                                               18,367
 Notes payable                                                           2,500
 Notes payable, officer                                                941,223
                                                                  ------------
    Total current liabilities                                        1,596,847
                                                                  ------------
Other liabilities:
  Capital lease obligation, net of current portion                      30,232
  Notes payable, officer, net of current portion                        64,518
  Deferred rent                                                         25,040
                                                                  ------------
   Total other liabilities                                             119,790
                                                                  ------------
Stockholders' deficiency:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued                                                      --
  Common stock, $.025 par value, authorized 30,000,000
   shares, issued and outstanding 541,013 shares                        13,525
  Additional paid-in capital                                        12,078,449
  Accumulated deficit                                              (13,007,605)
                                                                  ------------
    Total stockholders' deficiency                                (    915,631)
                                                                  ------------
                                                                  $    801,006
                                                                  ============

                 See notes to consolidated financial statements

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  YEARS ENDED DECEMBER 31,
                                                 --------------------------
                                                     2005           2004
                                                 -----------    -----------

Net sales                                        $ 2,223,611    $ 3,035,323
Cost of sales                                      1,833,989      2,555,536
                                                 -----------    -----------
Gross profit                                         389,622        479,787

Selling, general and administrative expenses       1,301,567        963,669
                                                 -----------    -----------
Loss from operations                             (   911,945)   (   483,882)
                                                 -----------    -----------

Other (income) expense:
Sale of trade name rights                                 --    (    25,000)
Write-off of trade name rights                            --         42,981
Gain on sale of assets                                    --    (    10,000)
Interest expense, net                                152,366         96,213
Other Income                                              --    (    13,752)
                                                 -----------    -----------
   Total other expense (income)                      152,366    (    37,772)
                                                 -----------    -----------
Net loss                                         ($1,064,311)   ($  574,324)
                                                 ===========    ===========


Loss per common share Basic and fully diluted:
    Net loss per share                           ($     2.14)   ($     2.25)
                                                 ===========    ===========

Weighted average number of common
     shares outstanding                              496,983        254,542
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


                                                          Common Stock
                                                     ---------------------
                                                       Number                 Additional                      Total
                                                         of                    Paid-in      Accumulated    Stockholders'
                                                       Shares      Amount      Capital        Deficit       Deficiency
                                                     ---------   ---------   ------------   ------------   -------------
Balance at January 1, 2004                             219,870   $   5,497   $ 11,235,418   ($11,368,970)  ($ 128,055)
  Stock issued for salary                               26,630         665         99,935             --         100,600
  Stock issued for professional services                 2,782          69         10,431             --          10,500
  Stock issued for repayment of debt                    13,115         328         49,672             --          50,000
  Stock issued for warrant                              12,588         315   (        315)            --              --
  Exchange of warrants payable                          48,828       1,221        114,404             --         115,625
  Stock issued for Directors' fees                      16,000         400         27,600             --          28,000
  Net loss for the year ended December 31, 2004             --          --             --   (    574,324)  (     574,324)
                                                     ---------   ---------   ------------   ------------   -------------
Balance at December 31, 2004                           339,813       8,495     11,537,145   ( 11,943,294)  (     397,654)

  Stock issued for salary                               74,000       1,850        146,150             --         148,000
  Stock issued for professional services                12,517         313         25,937             --          26,250
  Stock issued for website development                 100,000       2,500        338,550             --         341,050
  Stock issued for repayment of debt                     9,017         225         17,809             --          18,034
  Stock issued for Directors' fees                       5,666         142         12,858             --          13,000
  Net loss for the year ended December 31, 2005             --          --             --   (  1,064,311)     (1,064,311)
                                                     ---------   ---------   ------------   ------------   -------------
Balance at December 31, 2005                           541,013   $  13,525   $ 12,078,449   ($13,007,605)  ($    915,631)
                                                     =========   =========   ============   ============   =============


                                     See notes to consolidated financial statements.


                                                                                                                      18

           BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
                (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEARS ENDED DECEMBER 31,
                                                         --------------------------
                                                            2005            2004
                                                         -----------    -----------
Operating activities:
    Loss from continuing operations                      ($1,064,311)   ($  574,324)
    Adjustments to reconcile loss from continuing
     operations to cash used in continuing operations:
       Depreciation and amortization                         113,346        100,068
       Common stock issued for services                      187,250        139,100
       Write-off of tradename right                               --         42,981
        Impairment Loss                                      201,887

Changes in operating assets and
    liabilities from continuing operations:
              Accounts receivable                            196,466       (125,348)
              Inventories                                (    96,526)        69,717
              Prepaid expenses                                15,934         16,937
              Security deposits                          (       477)   (     1,051)
              Financing costs                                 (2,342)
              Accounts payable                               115,500         84,822
              Accrued expenses                                42,375    (    43,926)
              Deferred rent                                    5,361         14,160
                                                         -----------    -----------
              Net cash used in operating activities      (   285,537)      (276,864)
                                                         -----------    -----------
Investing activities:
      Purchase of property and equipment                 (    30,163)   (    98,730)
                                                         -----------    -----------
Net cash used in investing activities                    (    30,163)   (    98,730)
                                                         -----------    -----------
Financing activities:
      Proceeds from officers' notes payable                  286,250        518,388
      Proceeds from notes payable                                 --         59,908
      Payment of notes payable                                    --       (250,000)
      Proceeds from capital lease                             12,503             --
      Payment of capital leases                              (10,834)            --
                                                         -----------    -----------
Net cash provided by financing activities                    287,919        328,296
                                                         -----------    -----------
Net (decrease) in cash and cash equivalents              (    27,781)       (47,298)

Cash and cash equivalents, beginning of year                  35,225         82,523
                                                         -----------    -----------
Cash and cash equivalents, end of year                   $     7,444    $    35,225
                                                         ===========    ===========
Cash paid during the year for:
      Interest:                                          $    72,814    $    88,865
                                                         ===========    ===========
      Taxes                                              $        --    $        --

Non-cash investing and financing transactions:
      Stock issued for compensation                      $   148,000    $   100,600
                                                         ===========    ===========
      Reclassification of warrants payable               $        --    ($  115,625)
                                                         ===========    ===========
      Issuance of common shares for debt                 $    18,000    $    50,000
                                                         ===========    ===========
      Issuance of stock for website development          $   341,050    $        --
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

4.    Accounts receivable:

      Following is a summary of receivables at December 31, 2005:

           Trade accounts                                         $   104,265
           Less allowance for doubtful accounts                   (       400)
                                                                  -----------
                                                                  $   103,865
                                                                  ===========
5.    Inventories:

      Inventories at December 31, 2005 consist of:

           Finished goods                                         $    98,441
           Raw materials                                               31,452
           Supplies                                                    70,435
                                                                  -----------
                                                                  $   200,328
                                                                  ===========

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

6.    Property and equipment:

      The following is a summary of property and equipment at December 31, 2005:

           Baking equipment                                       $ 1,520,378
           Furniture, fixtures and equipment                          109,105
           Leasehold improvements                                     180,422
                                                                  -----------
                                                                    1,809,905
           Less:  Accumulated depreciation
                   and amortization                                 1,541,553
                                                                  -----------
                                                                  $   268,352
                                                                  ===========

      Depreciation expense charged to operations was $80,287 and $81,270 in 2005 and 2004, respectively.

      The useful lives of property and equipment for purposes of computing depreciation are:
                                                                     Years
                                                                  -----------
           Machinery and equipment                                         10
           Furniture and computers                                          5
           Leasehold improvements                                       10-15

7.    Website development costs:


      On March 1, 2005, the Company entered into an agreement to develop a website. In exchange the Company issued 2,500,000 shares of the Company's common stock, valued at $341,050. Management detemined that the website was not functioning effectively, and sales did not live up to expectations. Thus the Company recorded an impairment expense totaling $201,887. The impairment expense is included in selling, general and administrative expenses on the income statement. The net value of the website before amortization is $139,164 calculated on a three year cash flow analysis with an 8% discount rate The website development is being amortized on a straight-line basis over a three-year term. Amortization expense for the year ended December 31, 2005 amounted to $27,060.

      The company's policy is to capitalize website development costspursuant to paragraphs 21 and 31 of SOP 98-1.


      The following is a schedule of future amortizations on the website:

      Years Ended December 31,

           2006                                                   $    46,388
           2007                                                        46,388
           2008                                                        19,327
                                                                  -----------
                                                                  $   112,103
                                                                  ===========

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

      The following is a schedule of future amortizations on the trade name:

      Years Ended December 31,
           2006                                                   $     6,000
           2007                                                         6,000
           2008                                                         6,000
           2009                                                         6,000
           2010                                                         6,000
           Thereafter                                                  37,125
                                                                  -----------
                                                                  $    67,125
                                                                  ===========

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

      Maturities for the next five years are as follows:

           December 31, 2006                                      $   941,223
           December 31, 2007                                           16,800
           December 31, 2008                                           16,800
           December 31, 2009                                           16,800
           December 31, 2010                                            7,400
           Thereafter                                                   6,718
                                                                  -----------
                                                                  $ 1,005,741
                                                                  ===========

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

      At December 31, 2005 equipment held under capital leases is summarized as below:

                                                                     2005
                                                                  -----------
      Manufacturing equipment                                     $    66,129
      Less: Accumulated depreciation                                    9,053
                                                                  -----------
                                                                  $    57,076
                                                                  ===========
      Minimum Future Lease Payments
      Minimum future lease payments under capital leases as of December 31, 2005 for each of the next five years and in the aggregate are:

      Year Ended December 31,
           2006                                                   $    18,336
           2007                                                        18,336
           2008                                                        13,566
           2009                                                         7,947
                                                                  -----------
      Total minimum lease payments                                     58,185
      Less: Amount representing interest                                9,586
                                                                  -----------
      Present value of net minimum lease payment                  $    48,599
                                                                  ===========

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

      The minimum future rentals on the baking facility are as follows:

           December 31, 2006                                          158,000
           December 31, 2007                                          164,000
           December 31, 2008                                          112,000
                                                                  -----------
                                                                  $   434,000
                                                                  ===========

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

      Information relating to stock option and warrant activity for 2005 is as follows:

                                                                   Weighted
                                                     Shares         Average
                                                   Underlying      Exercise
                                                    Options         Price
                                                  -----------     -----------
      Outstanding at January 1, 2003                   44,089     $     11.25
         Granted                                           --              --
         Cancelled                                     31,089     $      9.00
                                                  -----------     -----------
      Outstanding at December 31, 2004                 13,000     $      2.50
         Granted                                      143,417     $      2.22
         Cancelled                                  (  13,000)    $      2.50
                                                  -----------     -----------
      Outstanding at December 31, 2005                143,417     $      2.22
                                                  ===========     ===========
      Options exercisable at December 31, 2004         13,000     $      2.50
                                                  ===========     ===========
      Options exercisable at December 31, 2005        143,417     $      2.22
                                                  ===========     ===========

                            Stock Options Outstanding

                                      Weighted Avg     Weighted
                           Shares       Remaining      Average
      Range of           Underlying    Contractual    Exercise
      Exercise Prices      Options    Life in Years     Price
      ---------------    ----------   -------------   --------
      $2.00-2.63            143,417            3.77   $   2.22
                         ==========   =============   ========

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                            Stock Options Exercisable

                                Weighted Avg     Weighted
                           Shares       Remaining      Average
      Range of           Underlying    Contractual    Exercise
      Exercise Prices      Options    Life in Years     Price
      ---------------    ----------   -------------   --------
      $2.00-2.63            143,417            3.77   $   2.22
                         ==========   =============   ========


      The Company has chosen the intrinsic value method as its option pricing model. This information is presented in the summary of significant accounting policies, on page 22. Footnote 16, common stock options has been expanded to include the assumptions underlying the pricing model and the pro-forma compensation effects for the year ended December 31, 2005, in which 143,417 options were granted. The following has been added to the footnote:

      Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:


      For 2005 risk free interest rate of 2.91%; expected dividends of zero; volatility factor of the expected market price of the Company's common stock of 231% for options with an expected life of 5 years; The Company's net loss for the year ended December 31, 2005 was $1,064,311. The
      Company's pro forma net loss for the year ended December 31,2005 was $1,092,948. The Company's basic and diluted net loss per share for the year ended December 31, 2005 was $(2.14). The Company's pro forma basic and diluted net loss per share for the year ended December 31, 2005 was $(2.20). The impact of the Company's pro forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.


      Options granted to employees were:

      Date Granted      Purpose            Options
      ------------      -------------      -------
      1/13/2005         Director fees       48,000
      1/13/2005         Employee            38,400
       3/2/2005         Vendor               9,017
       8/3/2005         Consultant           4,000
       8/3/2005         Director fees       17,000
       8/3/2005         Employee             1,000
       8/8/2005         Consultant          10,000
      8/31/2005         Consultant           8,000
       9/9/2005         Consultant           8,000
                                           -------
                                           143,417
                                           =======

      During 2005 the Company issued 30,000 options to consultants. The fair market value of these options total $77,400. The Company did not record this expense since it was immaterial in comparison to the net loss of $1,064,311. However when these options were exchanged for $.025 common stock shares on February 17, 2006 an expense of $37,500, the market value on that date, was recorded.

          BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC. AND SUBSIDIARIES
               (FORMERLY CREATIVE BAKERIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


18.   Subsequent Events


      On February 17, 2006 the Board of directors authorized the exchange of 143,417options for shares of the company's $.025 common stock on a one for one basis.


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

ITEM 8A. CONTROLS AND PROCEDURES


            Our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2005. Based on the evaluation of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that in their judgment, the Company's disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company's subsidiaries, is accumulated and communicated to the Company's management, including its principal executive and financial officers of the Company or its subsidiaries, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part on certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Limitations on the Effectiveness of Controls

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are being met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls."


ITEM 8B. OTHER INFORMATION

Issuance of Common Stock


      On February 17, 2006 the Board of directors authorized the exchange of 143,417 options for shares of the company's $.025 common stock on a one for one basis to members of the Board and certain consultants.


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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information Concerning the Board of Directors and Executive Officers

      The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

-----------------------------------------------------------------------------------------
Name of Director or
Executive Officer,
Age and Position          Principal Occupation                       Date of Initial
Held with Company         For Previous Five Years                    Election as Director
-----------------------------------------------------------------------------------------
Ron Schutte, 49           Chief Executive Officer,                   June 1, 2001
President and Director    Aug. 2000 - May 2001
                          Brooklyn Cheesecake Company
                          Apr. 1999 - Jul 2000
                          Crestwood Consulting
                          Mar 1997 - Mar 1999
                          Mother's Kitchen
                          July 1982 - Feb 1997
                          Pres,Creative Bakers Inc.
                          Brooklyn, NY
-----------------------------------------------------------------------------------------
Anthony Merante, 45       Certified Public Accountant                January 2003
Vice-President and        Chief Financial Officer
Director
-----------------------------------------------------------------------------------------
Carmelo Foti, 53          VP & Manager Credit & Marketing National   January 2003
Director                  Bank Of Egypt, NY Branch
-----------------------------------------------------------------------------------------
Vincent Bucchimuzzo, 52   Executive for CINN Worldwide               January 2003
Director                  Westchester Venture Group
                          Univest Partners 1982-1995
-----------------------------------------------------------------------------------------
Liborio Borsellino, 50    Partner, RBC and Associates                August 2004
Director
-----------------------------------------------------------------------------------------
David Rabe, 45            President, Interpro Systems, Inc.          August 2004
Director
-----------------------------------------------------------------------------------------
Donald O'Toole, 54        Senior Vice-president, Petry TV, Inc.      August 2005
Director
-----------------------------------------------------------------------------------------

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

--------------------------------- ----------------------------------------------------------------
Name and Principal Position       Year      Salary ($)      Bonus ($)    Other Annual Compensation
--------------------------------- ----------------------------------------------------------------
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of Common Shares beneficially owned, as of December 31, 2005, by: (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended; and (iv) all directors and executive officers of the Company as a group (6 persons):

-----------------------------------------------------------------------------
NAME OF BENEFICIAL OWNER          NO. OF SHARES BENEFICIALLY OWNED   PERCENT
-----------------------------------------------------------------------------
Ronald L. Schutte (officer)         125,368 (1)                          23.3%
Anthony J. Merante (officer)         59,852 (2)                          11.1%
Charles Brothman                     28,000                               5.2%
James Bruchetta                      28,000                               5.2%
Richard Rosa                         28,000                               5.2%
Bailey Family Trust                  33,602                               6.3%
ICM Asset Managment                  35,280                               6.6%
Directors and Nominal Executives     56,905 (3)                          10.5%
as a Group (5 persons)

----------
(1)   Includes 725,000 options exercisable at $.08 and $.10 per share.
(2)   Includes 425,000 options exercisable at $.08 and $.10 per share.
(3)   Includes 1,125,000 options exercisable at $.08 and $.10 per share.

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
                                         Fiscal 2005        Fiscal 2004
                                        ------------       ------------
Audit Fees                              $     34,000       $     34,919
Audit-Related Fees                                 0                  0
Tax Fees                                           0                  0
All Other Fees                                     0                  0
                                        ------------       ------------
         Total                          $     34,000       $     34,919
                                        ============       ============

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

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

By: /s/Ron Schutte
    -------------------------------------
    President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2005.

Signatures                           Title
----------------------------------   -------------------------------------------


/s/Ron Schutte                       President, Chief Executive Officer/Director
----------------------------------
Ron Schutte


/s/ Anthony Merante                  Vice-President, Chief Financial
----------------------------------   Officer/Director
Anthony Merante


/s/ Carmelo Foti                     Director
----------------------------------
Carmelo Foti


/s/ Vincent Bucchimuzzo              Director
----------------------------------
Vincent Bucchimuzzo


/s/Liborio Borsellino                Director
----------------------------------
Liborio Borsellino


/s/David Rabe                        Director
----------------------------------
David Rabe


/s/Donald O'Toole                    Director
----------------------------------
Donald O'Toole