Form 10KSB
period 2006-12-31
Brooklyn Cheesecake & Desert Com
filed 2007-04-17
CIK 949721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006     Commission File Number: 0-13984
--------------------------------------------     -------------------------------

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                        13-3832215
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                                20 Passaic Avenue
                               Fairfield, NJ 07004
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (973) 808-8248
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None.

   Securities registered pursuant to              Name of Each Exchange on Which
       Section 12(g) of the Act:                           Registered:
---------------------------------------           ------------------------------
Common Stock, par value $.025 per share                        None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

qIssuer's revenue for its most recent fiscal year was $13,084.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, as of March 31, 2007 was approximately $116,520 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market).

As of March 31, 2007, 684,445 shares of registrant's common stock, par value $.025 per share, were issued and outstanding (based on the registrant's 1:25 reverse stock split of outstanding common stock effective March 20, 2006).

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2006
                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

Item 1.  Description of Business                                               3

Item 2.  Description of Property                                               4

Item 3.  Legal Proceedings                                                     4

Item 4.  Submission of Matters to a Vote of Security Holders                   4

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters              4

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Plan of Operations                                      5

Item 7.  Financial Statements                                                  9

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure                                  21

Item 8A. Controls and Procedures                                              21

Item 8B. Other Information                                                    22

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act                                                         22

Item 10. Executive Compensation                                               23

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                           24

Item 12. Certain Relationships and Related Transactions                       25

Item 13. Exhibits, Financial Statement Schedules, and Reports
         On Form 8-K                                                          25

Item 14. Principal Accountant Fees and Services                               27

SIGNATURES                                                                    28

                                     PART I

                           FORWARD LOOKING STATEMENTS

      Except for historical information, this document contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under "Description of Business" and "Management's Discussion and Analysis". These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that "we expect," "we anticipate," "we intend," "we believe," and similar language. We caution that any forward-looking statement made by us in this Form 10-KSB or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

THE FOLLOWING REPORT ON FORM 10-KSB REFLECTS THE REVERSE SPLIT OF OUR ISSUED AND OUTSTANDING COMMON STOCK EFFECTIVE MARCH 20, 2006. UNLESS OTHERWISE NOTED, ALL REFERENCES TO COMMON STOCK IN THIS REPORT TAKE INTO ACCOUNT AND REFLECTS THE REVERSE SPLIT. ADDITIONALLY THIS REPORT REFLECTS THE TRANSFER OF CERTAIN ASSETS TO OUR FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER FOR THE FORGIVENESS AND THE ASSUMPTION OF THE MAJORITY OF THE COMPANY' S DEBT OBLIGATIONS.

GENERAL

      Brooklyn Cheesecake & Desserts Company, Inc. was incorporated in November 1993. The Company's executive offices are located at 20 Passaic Avenue, Fairfield, NJ 07004 and its telephone number is (973) 808-8248. The Company licenses its Brooklyn Cheesecake & Desserts Company trademark to Brooklyn Cheesecake & Desserts Company, Inc. (a New Jersey Company).

      From March 2002 through March 2006, the Company was a manufacturer of baking and confectionary products. In March 2006, the Company entered into an Exchange Agreement pursuant to which it exchanged its baking equipment and other fixed assets and JMS Specialty, its wholly owned subsidiary, for the satisfaction and assumption of approximately $1,145,000 of outstanding liabilities and obligations owed to Ronald L. Schutte, its former president and chief executive officer. The Company retained its trademarks and now licenses these trademarks to a New Jersey corporation formed by Mr. Schutte to continue the baking operations that were transferred to him pursuant to the Exchange Agreement.

TRADEMARKS

      Brooklyn Cheesecake & Desserts Company, Inc trademarks with the United States Patent and Trademark office include the mark The Healthy Bakery(R) (US Registration No. 1,644,559), Brooklyn Cheesecake Company Inc. (R) (US Registration No. 3,040,023) and Brooklyn Cheesecakes & Desserts Company, Inc.
(R) (US Registration No. 3,017,300). The Company believes that the trademarks are a significant asset, are valid, and enforceable, however there can be no assurance as to the degree of protection its registered trademarks will afford the Company.

PLAN OF OPERATION

      The Company licenses its trademarks to Brooklyn Cheesecake, & Desserts Company, Inc. (a New Jersey Corporation). Revenues are calculated at one percent of sales of goods bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark. The agreement expires on December 31, 2016.

EMPLOYEES

      As of December 31, 2006, Brooklyn Cheesecake & Desserts Company had one executive officer and no employees. The only executive the Company has is Anthony J. Merante who is the Chairman, President, Chief Financial Officer, Chief Executive Officer and Corporate Secretary.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company occupies secured space at 20 Passaic Avenue, Fairfield, NJ 07004 as storage for Company records. The Company continues to use this address as its mailing address.

ITEM 3. LEGAL PROCEEDING

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

THIS SECTION AND FURTHER REFERENCES TO SHARES OF COMMON STOCK HAVE BEEN ADJUSTED
            TO EFFECUATE A MARCH 20, 2006 1:25 REVERSE STOCK SPLIT.

      The Company's Common Stock is quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BCKE" effective March 22, 2006. Prior to that, the Company's Common Stock was quoted on the OTCBB under the symbol "BCAK". The following table sets forth the range of quarterly high and low bid prices, as reported during the last two fiscal years. All amounts have been retroactively adjusted to reflect a 1:25 reverse stock split that occurred on March 20, 2006.

Period                                                          High         Low
--------------------------------------------------------------------------------

Fiscal Year 2005:
First Quarter                                                  10.50        1.50
Second Quarter                                                  4.50        2.50
Third Quarter                                                   3.25        2.00
Fourth Quarter                                                  2.00         .50

Fiscal Year 2006
First Quarter                                                    .30         .26
Second Quarter                                                   .26         .26
Third Quarter                                                    .26         .26
Fourth Quarter                                                   .26         .25

      The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On April 16, 2007, the closing bid price for our common stock was $0.28 per share.

      As of March 31, 2007, we had 63 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Computershare Trust Co.

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

RECENT SALES OF UNREGISTERED SECURITIES

      On February 17, 2006, the Company issued 28,000 shares of common stock for services. The shares were issued to officers of the Company, valued at $35,000, or $1.25 per share, the closing trading price on the date of issuance.

      On February 17, 2006, the Company issued 9,032 shares of common stock for merchandise purchased. These shares were issued to a vendor, valued at $11,271, or $1.25 per share, the closing trading price on the date of issuance.

      On February 17, 2006, in payment of fees to Company Board members and Corporate secretary, the Company issued 64,000 shares of common stock. The shares were issued to the directors and corporate secretary, valued at $80,000, or 1.25 per share, the closing trading price on the date of issuance.

      On February 17, 2006, in payment of fees to consultants, the Company issued 30,000 shares of common stock. The shares were issued to the consultants, valued at $37,500, or $1.25 per share, the closing trading price on the date of issuance.

      On February 17, 2006, in payment of salaries to employees, the Company issued 12,400 shares of common stock. The shares were issued to the employees, valued at $15,500, or $1.25 per share, the closing trading price on the date of issuance.

      Each of these issuances of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

GENERAL - Recent Developments

From March 2002 through March 2006, the Company was a manufacturer of baking and confectionary products. In March 2006, the Company entered into an Exchange Agreement pursuant to which it exchanged its baking equipment and other fixed assets and JMS Specialty, its wholly owned subsidiary, for the satisfaction and assumption of approximately $1,145,000 of outstanding liabilities and obligations owed to Ronald L. Schutte, its former president and chief executive officer. The Company retained its trademarks and now licenses these trademarks to a New Jersey corporation formed by Mr. Schutte to continue the baking operations that were transferred to him pursuant to the Exchange Agreement. As a result of this transaction, the Company's baking operations have been treated as discontinued operations and its current business of licensing its trademarks is treated as the Company's continuing operations.

We presently do not have sufficient cash to implement our business plan.

We have experienced this lack of liquidity throughout 2006, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may not be able to continue to operate our business.

Although management is hopeful that licensing fees will increase in 2007 and be sufficient to pay related expenses, they will also look for additional opportunities.

The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included in this Form 10-KSB.

Critical Accounting Policies

Revenue Recognition:

      Income from licensing fees are recognized from the sale by our licensee of goods bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark. The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Stock Based Compensation:

      Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method, SFAS No. 123(R) eliminates accounting for share-based compensation transaction using the intrinsic value method prescribed under APB Opinion No. 25 "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the statement of Operations.

RESULTS OF OPERATIONS

      The Company's consolidated revenues from continuing operations aggregated $13,084 and $0 for the years-ended December 31, 2006 and 2005 respectively, an increase of $13,084. This is the initial year of our licensing agreement thus there were no comparative numbers for 2005.

      Selling, general and administrative expenses were $192,383 and $135,792 for the years-ended December 31, 2006 and 2005 respectively, an increase of $56,591.The increase was attributable to Director fee expenses recorded upon the conversion of stock options to stock.

      Interest expense decreased in 2006 to $79,463 from $152,366, a decrease of $72,903, or 47.8%, in comparison to an increase in 2005 to $152,366 from $96,213, an increase of $56,153, or 58.4%. The 2006 decrease was a result of reclassifying interest expense in 2005 to discontinued operations in addition to the debt reduction as part of the exchange agreement with the former chief executive officer. The 2005 increase was a result of increased borrowings.

      The gain from discontinued operations to $143,590 from $(776,153) an increase of $919,743 or 1,185% was a result of the exchange agreement whereby the baking operation, which produced substantial losses over the years was no longer included. This in addition to the reduced debt resulted in the gain from discontinued operations.

SEGMENT INFORMATION

      Not applicable.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception the Company's only source of working capital has been the $8,455,000 received from the issuance of its securities.

      As of December 31, 2006, the Company had a negative working capital of $912,657 as compared to a negative working capital of $1,252,005 at December 31, 2005.

      Although the Company has previously been successful in obtaining sufficient capital funds through issuance of common stock and warrants, there can be no assurance that the Company will be able to do so in the future.

INFLATION AND SEASONALITY:

      Licensing revenue will vary since it is tied to peak baking seasons. Revenues are affected by holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.

OFF-BALANCE SHEET ARRANGEMENTS

      There were no off-balance sheet arrangements during the year ended December, 31 2006 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

RISK FACTORS

      In light of our current financial condition, we have entered into a transaction with our former Chief Executive Officer and President whereby we would exchange certain assets for satisfaction of and assumption of a majority of the Company's outstanding obligations and liabilities to him. The transaction was subject to a satisfactory fairness opinion and customary closing conditions. The transaction changed the company significantly from a company that manufactured and sold baked goods to a company that holds and licenses intellectual property.

      Our independent auditors have stated that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern.

      The reports of our independent Certified Public Accountants dated, April 16, 2007 and March 15, 2006 for the December 31, 2006 and 2005 condensed financial statements, respectively contained an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

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

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

Risk Factors Associated With Our 1:25 Reverse Stock Split

      There can be no assurance that the total market capitalization of Brooklyn Cheesecake common stock (the aggregate value of all Brooklyn Cheesecake common stock at the then market price) after the Reverse Stock Split will be equal to or greater than the total market capitalization before the Reverse Stock Split will either equal or exceed the current per share market price.

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

      If the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a Reverse Stock Split. The market price of our common stock will, however, also based on our performance and other factors, which are unrelated to the number of shares outstanding. Furthermore, the reduced number of shares outstanding after the Reverse Stock Split could adversely affect the liquidity of our common stock.

The price of our common stock is subject to volatility

      Our Common Stock has traded as low as $.25 per share and as high as $.30 per share in the twelve (12) month ended December 31, 2006. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

      Our common stock is currently traded on the over-the-counter-bulletin-board and an investor's availability to trade our common stock may be limited by trading volume

      The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2006 was approximately 153 shares

Possible adverse effect of issuance of preferred stock

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

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

                                TABLE OF CONTENTS

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                       10

Balance Sheet 11

Statements of Operations                                                      12

Statements of Changes in Stockholders' Deficiency                             13

Statements of Cash Flows                                                      14

Notes to Financial Statements                                              15-20

             Report of Independent Registered Public Accounting Firm

To The Board of Directors and shareholders
Brooklyn Cheesecake & Desserts Company, Inc.

      We have audited the accompanying balance sheet of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from operations for the years ended December 31, 2006 and 2005 and as of December 31, 2006 has a working capital deficiency in the amount of $912,657, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in the notes to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

Boca Raton, Florida
April 16, 2007

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                        BALANCE SHEET - DECEMBER 31, 2006

                                     ASSETS

Current assets:
  Accounts receivable                                              $     13,084
                                                                   ------------
    Total current assets                                                 13,084
                                                                   ------------

Other assets:
   Tradename, net of amortization                                        61,125
                                                                   ------------
    Total other assets                                                   61,125
                                                                   ------------

                                                                   $     74,209
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Accounts
payable
                                                                   $      9,000
 Accrued expenses                                                        85,463
 Notes payable                                                          815,000
 Notes payable, officer                                                  16,278
                                                                   ------------
    Total current liabilities                                           925,741
                                                                   ------------

Stockholders' deficiency:
  Preferred stock $.001 par value, authorized 2,000,000
   shares, none issued                                                       --
  Common stock, $.025 par value, authorized 30,000,000
   shares, issued and outstanding 684,445 shares                         17,110
  Additional paid-in capital                                         12,254,135
  Accumulated deficit                                               (13,122,777)
                                                                   ------------
    Total stockholders' deficiency                                     (851,532)
                                                                   ------------

                                                                   $     74,209
                                                                   ============

                       See notes to financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                            STATEMENTS OF OPERATIONS

                                                       Years Ended December 31,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------

Licensing fees                                       $    13,084    $        --
                                                     -----------    -----------


Selling, general and administrative expenses             192,383        135,792
Interest expense                                          79,463        152,366
                                                     -----------    -----------
                                                        (271,846)      (288,158)
                                                     -----------    -----------

Loss from continuing operations                         (257,762)      (288,158)
                                                     -----------    -----------

Discontinued operations
  Loss from discontinued
    operations                                          (383,781)      (776,153)
 Gain on disposal of assets                              527,371             --
                                                     -----------    -----------
Gain (loss) from discontinued
  operations                                             143,590       (776,153)
                                                     -----------    -----------

Net loss                                             ($ 115,172 )   ($1,064,311)
                                                     ===========    ===========

Earnings per common share:
 Basic and diluted:

Loss from continuing operations                            (0.39)         (0.58)
Gain (loss) from discontinued operations                    0.22          (1.56)
                                                     -----------    -----------

Net loss per common share                                  (0.17)         (2.14)

Weighted average number of
 common shares outstanding
 basic and diluted                                       666,369        496,983
                                                     ===========    ===========

                       See notes to financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                              Common Stock
                                                       ---------------------------
                                                          Number                     Additional                         Total
                                                            of                         Paid-in      Accumulated     Stockholders'
                                                          Shares         Amount        Capital         Deficit        Deficiency
                                                       ------------   ------------   ------------   ------------    -------------
Balance at January 1, 2005                                  339,813   $      8,495   $ 11,537,145   ($11,943,294)   ($   397,654)

       Stock issued for salary                               74,000          1,850        146,150             --         148,000
       Stock issued for professional services                12,517            313         25,937             --          26,250
       Stock issued for website development                 100,000          2,500        338,550             --         341,050
       Stock issued for repayment of debt                     9,017            225         17,809             --          18,034
       Stock issued for Directors' fees                       5,666            142         12,858             --          13,000
       Net loss for the year ended December 31, 2005             --             --             --     (1,064,311)     (1,064,311)
                                                       ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2005                                541,013         13,525     12,078,449    (13,007,605)       (915,631)
                                                       ------------   ------------   ------------   ------------    ------------

           Stock issued for salary                           40,400          1,010         49,490             --          50,500
       Stock issued for professional services                30,000            750         36,750             --          37,500
       Stock issued for repayment of debt                     9,032            225         11,046             --          11,271
       Stock issued for directors' fees                      64,000          1,600         78,400             --          80,000
       Net loss for the year ended December 31, 2006             --             --             --       (115,172)       (115,172)
                                                       ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2006                                684,445   $     17,110   $ 12,254,135   ($13,122,777)   ($   851,532)
                                                       ============   ============   ============   ============    ============

                       See notes to financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                              2006           2005
                                                                            ---------      ---------
Operating activities:
   Loss from continuing operations                                          ($258,762)     ($288,158)
   Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
       Depreciation and amortization                                            6,000          6,000
         Changes in operating assets and liabilities:
             Fees Receivable                                                  (13,084)            --
             Prepaid expenses                                                  20,671          4,025
      Accounts payable                                                          9,000             --
             Accrued expenses                                                  85,463             --
                                                                            ---------      ---------
       Net cash used in operating activities                                 (150,712)      (278,133)
                                                                            ---------      ---------
Gain (loss) from discontinued operations                                     (383,781)      (776,153)
   Adjustments to reconcile loss from discontinued operations to net cash
    Provided by (used in) discontinued operating activities:
     Gain on disposal of assets                                               527,371             --
     Depreciation and amortization                                             31,654        107,346
     Common stock issued for services                                         168,000        187,250
     Impairment loss                                                               --        201,887
     Decrease in net assets from discontinued operations                      422,573         99,463
    (Decrease) Increase in net liabilities from discontinued operations      (646,185)       172,803
                                                                            ---------      ---------
Net cash provided by (used in) discontinued operations                        119,632         (7,404)
                                                                            ---------      ---------

Investing activities:
      Purchase of property and equipment                                           --        (30,163)
    Sale of property & equipment                                              249,198             --
                                                                            ---------      ---------
Net cash provided by (used in) investing activities                           249,198        (30,163)
                                                                            ---------      ---------

Financing activities:
      Proceeds from notes payable                                              15,000             --
      Proceeds from capital
lease                                                                              --         12,503
      Proceeds from officers' loans                                            16,278        286,250
      Payment of capital lease                                                     --        (10,834)
      Principal payment of notes payable                                     (208,241)            --
      Principal payment of officers' loans                                    (48,599)            --
                                                                            ---------      ---------
Net cash (used in) provided by financing activities                          (225,562)       287,919
                                                                            ---------      ---------

Net decrease in cash and cash equivalents                                      (7,444)       (27,781)

Cash and cash equivalents, beginning of year                                    7,444         35,225
                                                                            ---------      ---------

Cash and cash equivalents, end of year                                      $      --      $   7,444
                                                                            =========      =========

Cash paid during the year for:
      Interest:                                                             $      --      $  72,814
                                                                            =========      =========
Non-cash transactions affecting investing and financing transactions:
     Issuance of restricted common shares for debt                          $      --      $ 168,034
                                                                            =========      =========

                       See notes to financial statements.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

1. Description of business and going concern:

      The Company was a manufacturer of baking and confectionery products, which were sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public. Although the Company sold its products throughout the United States, its main customer base was on the East Coast of the United States. The Company has now become a holder and licensor of intellectual property.

      During the years ended December 31, 2006 and 2005, the Company incurred losses from continuing operations in the amount of $258,762 and $288,158, respectively, and as of December 31, 2006 had a net working capital deficiency of $912,657.

2. Summary of significant accounting policies:

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

      Net (Loss) Income per Share:

      The Company computes net (loss) income per share in accordance with SFAS No. 128 Earnings Per Share. Basic net (loss) income per share is based on the weighted average common shares outstanding during the same period. Diluted net (loss) income adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At December 31, 2006 the Company had no such securities outstanding.

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

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

2. Summary of significant accounting policies (continued):

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

      Fair Value of Financial Instruments:

      The Company's financial instruments consist of , accounts receivable, accounts payable, accrued expenses, notes payable and long-term debt. The carrying amounts of the financial instruments reported in the balance sheet approximate fair value based on the short-term maturities of these instruments.

      Reclassifications:

      Certain reclassifications have been made to the prior year's consolidated financial statements to conform to current year's presentation. Such reclassifications had no effect on the reported net loss or net stockholders deficit.

      Recent accounting pronouncements:

      In February 2006, the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No 155"), "Accounting for Certain Hybrid
      Instruments: An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

      In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2008, which, for us, is effective for fiscal 2008 beginning January 1, 2008. This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005. The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. We are currently evaluating the impact of
      Section 404 of the Sarbanes-Oxley Act on our results of operations, cash flows or financial condition.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

      Recent accounting pronouncements (continued):

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its financial condition or results of operations.

      In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006, which, for us, is effective for fiscal 2007 beginning January 1, 2007. We believe that the adoption of SAB 108 will not have a material impact on the Company's results of operations, cash flows or financial condition.

      The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

3. Concentration of credit risk and major customers:

      The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At December 31, 2006, the Company had no uninsured cash balances.

4. Tradename and licensing agreements:

      On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake & Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $6,000 and $6,000, respectively, for the years ended December 31, 2006 and 2005.

      On March 28, 2006 the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake and Desserts Company, Inc. trademarks.

      The following is a schedule of future amortizations on the trade name:

      Years Ended December 31,
      2007                                                               $ 6,000
      2008                                                                 6,000
      2009                                                                 6,000
      2010                                                                 6,000
      2011                                                                 6,000
      Thereafter                                                          31,125
                                                                         -------

                                                                         $61,125
                                                                         =======

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

5. Notes payable:

      Note dated January 31, 2006 was issued and is payable to Ronald L. Schutte the former Chairman and CEO payable on demand, with interest at the rate of 13%, per annum, and secured by the Company's trademarks. The original amount of the loan was $995,818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March, 28, 2006 (see note 9). Mr. Schutte also advanced $15,000 to cover additional expenses during that period.

6. Common stock:

      The following common stock issuances were made during the year ended December 31, 2006:

o The Company issued 28,000 shares of common stock for services. The shares were issued to officers of the Company, valued at $35,000, or $1.25 per share, on February 17, 2006, the closing trading price on the date of issuance.

o The Company issued 9,032 shares of common stock for merchandise purchased. These shares were issued to a vendor, valued at $11,271, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

o In payment of fees to Company Board members and Corporate secretary, the Company issued 64,000 shares of common stock. The shares were issued to the directors and corporate secretary, valued at $80,000, or 1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

o In payment of fees to consultants, the Company issued 30,000 shares of common stock. The shares were issued to the consultants, valued at $37,500, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

o In payment of salaries to employees, the Company issued 12,400 shares of common stock. The shares were issued to the employees, valued at $15,500, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

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

o On April 27, 2005 the Company issued an additional 42,000 shares of common stock as consideration of the website development costs totaling $151,200. These shares are valued at $3.60 per share the closing trading price on the date of issuance

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

6. Common stock (continued):

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

7 Income taxes:

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

      The Company had a net loss of $115,172 during the year ended December 31, 2006 and had no Federal or State income tax obligations. The Company had no significant deferred tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2006 other than net operating losses.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

7 Income taxes(continued):

      Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carryforward of approximately $11,000,000. The Company has made no provision for a deferred tax asset nor for increase in such due to a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

      The Company's loss carryforward of approximately $11,000,000 may be offset against future taxable income. The carryforward losses expire at the end of the years 2007 through 2026

      The utilization of the above loss carryforwards, for federal income tax purposes, may be subject to limitation resulting from changes in ownership.

8. Common stock options:

      The Board of Directors has full authority and discretion to determine the eligible participants to be granted stock options, the exercise option price, the date of issuance and the date of expiration. The total number of shares set aside was 143,432. At the grant date, the option exercise price for all options granted was equal to the fair market value of the Company's stock. The options expire five years from the grant date. There were 0 and 143,432 options granted during the calendar years 2006 and 2005.

                  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

8. Common stock options (continued):

      Information relating to stock option and warrant activity for 2006 is as follows:

                                                                        Weighted
                                                    Shares               Average
                                                  Underlying            Exercise
                                                   Options               Price
                                                  ----------            --------

      Outstanding at December 31, 2004               13,000             $   2.50
         Granted                                    143,432             $   2.22
         Cancelled                                  (13,000)            $   2.50
                                                   --------             --------
      Outstanding at December 31, 2005              143,432             $   2.22
         Exchange                                  (143,432)            $   2.22
                                                   --------             --------
                                                                        --------
      Outstanding at December 31, 2006                   --                   --
                                                   ========             ========

      Options exercisable at December 31, 2005      143,432             $   2.22
                                                   ========             ========
      Options exercisable at December 31, 2006           --                   --
                                                   ========             ========

9. Exchange Agreement:

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

10. Discontinued Operations:

      The Company's Exchange Agreement has been accounted for under the requirements of paragraph 30 of Statements of Financial Accounting Standards 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      As of December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2006.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

      There have not been any changes in the issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the issuer's last fiscal year that has materially affected, or is reasonable likely to materially affect, the issuer's internal control over financial reporting.

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

CONCLUSIONS.

Based on this evaluation, the CEO/CFO concluded that the issuer's disclosure, controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning the Board of Directors and Executive Officers

         The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or
Executive Officer,
Age and Position                           Principal Occupation                          Date of Initial
Held with Company                          For Previous Five Years                       Election as Director
-----------------                          -----------------------                       --------------------
Anthony J.  Merante, 45
Chairman, President, Chief Financial       Certified Public Accountant                   January 2003
Officer, Chief Executive Officer, and      Chief Financial Officer
Corporate Secretary

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

Audit Committee

We have not designated an audit committee of the board of directors since there are no complicated accounting or auditing issues.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. As Anthony J. Merante is our President, Chief Executive Officer and Chief Financial Officer, we did not believe that a formal written Code of Ethics was necessary to regulate his conduct.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Directors of the Company receive a fee of $1,000 for attending each meeting of the Board of Directors or a committee thereof. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending such meetings. There was one meeting of the board of directors in 2006 for which the fee was waived in exchange for converting options held to common stock.

Executive Compensation

The following table sets forth compensation paid to the former Chief Executive Officer and to Executive Officers of the Company, excluding those executive officers who did not receive an annual salary and bonus in excess of $100,000, for the three years ended December 31, 2006.

                           SUMMARY COMPENSATION TABLE

                                                           Option          Other
Name and Principal Position       Year       Salary ($)    Awards ($)      Compensation       Total
---------------------------       ----       ----------    ----------      ------------       -----
Anthony J. Merante                2006       $   0.00      $  0.00         $0.00             $   0.00
President, Chief Executive        2005       $ 96,000      $12,000         $0.00             $108,000
Officer and Chief Financial
Officer

Ron Schutte, (former)             2006       $   0.00      $  0.00         $0.00             $   0.00
Chief Executive Officer           2005       $200,000      $30,000         $0.00             $230,000
                                  2004       $200,000      $  0.00         $0.00             $200,000

No other executive officer received a salary and bonus in excess of $100,000 for the three years ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The 2004 Stock Incentive Plan authorizes the issuance of up to 3,000,000 shares of common stock none of which are presently issued and outstanding. The 2004 Stock incentive Plan was approved by our shareholders.

Owners of our Common Stock

The following table sets forth, as of March 31, 2007, certain information with respect to beneficial ownership of our common stock as of March 31, 2007 by: o each person known to us to be the beneficial owner of more than 5% of our common stock; o each of our directors; o each of our executive officers; and o all of our executive officers and directors as a group.

--------------------------------------------------------------------------------
Name and Address           Amount and Nature of Beneficial   Percent of Class(1)
                           Ownership
--------------------------------------------------------------------------------
Anthony J. Merante          59,852                           11.1%
c/o 20 Passaic Ave
Fairfield, NJ 07004
--------------------------------------------------------------------------------
Charles Brofman             28,000 (2)                       5.2%
c/o 20 Passaic Ave
Fairfield, NJ 07004
--------------------------------------------------------------------------------
James Bruchetta             28,000 (2)                       5.2%
c/o 20 Passaic Ave
Fairfield, NJ 07004
--------------------------------------------------------------------------------
Richard Rosa                28,000 (2)                       5.2%
c/o 20 Passaic Ave
Fairfield, NJ 07004
--------------------------------------------------------------------------------
Bailey Family Trust         33,602                           6.3%
c/o 20 Passaic Ave
Fairfield, NJ 07004
--------------------------------------------------------------------------------
Ronald L. Schutte          125,369                           18.3%
c/o 20 Passaic Ave
Fairfield, NJ 07004
--------------------------------------------------------------------------------
Wachovia Corporation        35,280                           6.6%
c/o 20 Passaic Ave
Fairfield, NJ 07004
--------------------------------------------------------------------------------
Directors and Nominal       44,168                           10.5%
Executives as a
Group (4 persons)
--------------------------------------------------------------------------------

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) Voting rights held by Chairman of the Board pursuant to website development agreement dated March 1, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exchange of Assets

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

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

  Exhibit
   Number   Description
   ------   -----------

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

      4.2 Form of Representatives Warrant. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

      10.1 Modification agreement between the Company and Ronald L. Schutte dated April 30, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 2005.

      10.2 Modification agreement between the Company and Ronald L. Schutte dated May 20, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated May 26, 2005.

      10.3 Modification agreement between the Company and Ronald L. Schutte dated June 17, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated June 23, 2005.

      10.4 Modification agreement between the Company and Ronald L. Schutte dated July 31, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated August 4, 2005.

      10.5 Factoring Agreement between the Company and Rockland Credit Finance LLC, dated August 26, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated September 1, 2005.

      10.6 Financing Agreement between the Company and Rockland Credit Finance LLC, dated August 26, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated September 1, 2005.

      10.7 Modification agreement between the Company and Ronald L. Schutte dated November 30, 2005. Incorporated by reference to the Company's Current Report on Form 8-K dated December 7, 2005.

      10.8 Note dated January, 31 2006 between the Company and Ronald L. Schutte. Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 2006.

      10.9 Note dated January, 31 2006 between the Company and Anthony J. Merante. Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 2006.

      10.10 Amendment to Articles of Incorporation to implement the reverse stock split of the outstanding shares of the Company's common stock at a ratio of 1:25. Incorporated by reference to the Company's Current Report on Form 8-K dated March 22, 2006.

      10.11 Departure of Director and principal officer Ronald L. Schutte; election of director and appointment of principal officer Anthony J. Merante. Incorporated by reference to the Company's Current Report on Form 8-K dated March 29, 2006.

      10.12 Asset Exchange Agreement, tenant's lease assignment, and exclusive licensing agreement with the Company's former Chairman, Chief Executive Officer, and President Ronald L. Schutte. Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 2006.

      *21.1 Subsidiaries of Brooklyn Cheesecake & Desserts Company, Inc.

      *31.1 Certification dated April 16, 2007 pursuant to Exchange Act Rule
            13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

      *32.1 Certification dated April 16, 2007 pursuant to 18 U.S.C. Section
            1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

---------------------

*     Filed Herewith.

(b) We did not file any current Reports on Form 8-K during the fourth quarter of 2006.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb and Co., LLP our present Accountants during 2006 and 2005.

                                           Fiscal 2006               Fiscal 2005
                                          ------------              ------------
Audit Fees                                $     15,000              $     34,000
Audit-Related Fees                                   0                         0
Tax Fees                                             0                         0
All Other Fees                                       0                         0
                                          ------------              ------------
         Total                            $     15,000              $     34,919
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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Annual Report on Form 10- KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2007.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.


By: /s/Anthony J. Merante
-------------------------
Chairman, President, Chief Financial Officer and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2007.

Signatures                          Title
----------                          -----

/s/ Anthony J. Merante              President, Chief Executive Officer and Chief
---------------------------         Financial Officer
Anthony J. Merante


/s/ Carmelo Foti                    Director
---------------------------
Carmelo Foti


/s/ Liborio Borsellino              Director
---------------------------
Liborio Borsellino


/s/David Rabe                       Director
---------------------------
David Rabe


/s/Donald O'Toole                   Director
---------------------------
Donald O'Toole

EXHIBIT 21  Subsidiaries of Brooklyn Cheesecake & Desserts Company, Inc.

None.