Form 10KSB/A
period 2006-12-31
Brooklyn Cheesecake & Desert Com
filed 2007-04-18
CIK 949721

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006	Commission File Number: 0-13984

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3832215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20 Passaic Avenue Fairfield, NJ 07004
(Address of principal executive offices, Zip Code)

        (973) 808-8248
(Issuer's Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Act:	Name of Each Exchange on Which Registered:
Common Stock, par value $.025 per share	None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Issuer's revenue for its most recent fiscal year was $13,084.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, as of March 31, 2007 was approximately $116,520 (based on the average closing bid and asked prices of the registrant’s common stock in the over-the-counter market).

As of March 31, 2007, 684,445 shares of registrant’s common stock, par value $.025 per share, were issued and outstanding (based on the registrant’s 1:25 reverse stock split of outstanding common stock effective March 20, 2006).

Transitional Small Business Disclosure Format (check one):Yes ☐  No ☒

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2006
TABLE OF CONTENTS

PART I

FORWARD LOOKING STATEMENTS

Except for historical information, this document contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under “Description of Business” and “Management's Discussion and Analysis”. These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that “we expect,” “we anticipate,” “we intend,” “we believe,” and similar language. We caution that any forward-looking statement made by us in this Form 10-KSB or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

THE FOLLOWING REPORT ON FORM 10-KSB REFLECTS THE REVERSE SPLIT OF OUR ISSUED AND OUTSTANDING COMMON STOCK EFFECTIVE MARCH 20, 2006. UNLESS OTHERWISE NOTED, ALL REFERENCES TO COMMON STOCK IN THIS REPORT TAKE INTO ACCOUNT AND REFLECTS THE REVERSE SPLIT. ADDITIONALLY THIS REPORT REFLECTS THE TRANSFER OF CERTAIN ASSETS TO OUR FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER FOR THE FORGIVENESS AND THE ASSUMPTION OF THE MAJORITY OF THE COMPANY’ S DEBT OBLIGATIONS.

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

TRADEMARKS

Brooklyn Cheesecake & Desserts Company, Inc trademarks with the United States Patent and Trademark office include the mark The Healthy Bakery® (US Registration No. 1,644,559), Brooklyn Cheesecake Company Inc. ® (US Registration No. 3,040,023) and Brooklyn Cheesecakes & Desserts Company, Inc. ® (US Registration No. 3,017,300). The Company believes that the trademarks are a significant asset, are valid, and enforceable, however there can be no assurance as to the degree of protection its registered trademarks will afford the Company.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

THIS SECTION AND FURTHER REFERENCES TO SHARES OF COMMON STOCK HAVE BEEN ADJUSTED TO EFFECUATE A MARCH 20, 2006 1:25 REVERSE STOCK SPLIT.

The Company's Common Stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "BCKE" effective March 22, 2006. Prior to that, the Company’s Common Stock was quoted on the OTCBB under the symbol “BCAK”. The following table sets forth the range of quarterly high and low bid prices, as reported during the last two fiscal years. All amounts have been retroactively adjusted to reflect a 1:25 reverse stock split that occurred on March 20, 2006.

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

On May 2004 the Company issued 26,630 shares of common stock for services valued at $100,600. Of these shares, 26,230 were issued to an officer of the Company, valued at $100,000, or $3.75 per share, the closing trading price on the date of issuance.

On May 2004 and December 2004 the Company issued 834 and 1947 shares, respectively, of common stock for services rendered valued at $10,500, pursuant to a monthly service retainer agreement. These shares were issued at various times during the year and have per share values ranging from approximately $1.00 to $5.50 per shares depending on the closing trading price on the date of issuance.

On May 2004 the Company issued 13,115 shares of common stock in settlement of a loan payable of $50,000. These shares are valued at approximately $3.75 per shares the closing trading price on the date of issuance.

On December 2004, In payment of fees to Company Board members, the Company issued 400,000 shares of common stock, valued at $28,000. These shares are valued at approximately $1.75 per shares the closing trading price on the date of issuance.

Each of these issuances of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

Critical Accounting Policies

Revenue Recognition:

Income from licensing fees are recognized from the sale by our licensee of goods bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark.  The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Stock Based Compensation:

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method, SFAS No. 123(R) eliminates accounting for share-based compensation transaction using the intrinsic value method prescribed under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the statement of Operations.

RESULTS OF OPERATIONS

The Company’s consolidated revenues from continuing operations aggregated $13,084 and $0 for the years-ended December 31, 2006 and 2005 respectively, an increase of $13,084. This is the initial year of our licensing agreement thus there were no comparative numbers for 2005.

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

SEGMENT INFORMATION

Not applicable.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company’s only source of working capital has been the $8,455,000 received from the issuance of its securities.

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

RISK FACTORS

In light of our current financial condition, we have entered into a transaction with our former Chief Executive Officer and President whereby we would exchange certain assets for satisfaction of and assumption of a majority of the Company’s outstanding obligations and liabilities to him. The transaction was subject to a satisfactory fairness opinion and customary closing conditions. The transaction changed the company significantly from a company that manufactured and sold baked goods to a company that holds and licenses intellectual property.

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

The price of our common stock is subject to volatility

Our Common Stock has traded as low as $.25 per share and as high as $.30 per share in the twelve (12) month ended December 31, 2006. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

•	Price and volume fluctuation in the stock market at large which do not relate to our operating performance;
•	Fluctuation in our operating results;
•	Concerns about our ability to finance our continuing operations;
•	Financing arrangements which may require the issuance of a significant number of shares in relation to the number shares of our Common Stock currently outstanding;
•	Fluctuations in market demand and supply of our products.

Our common stock is currently traded on the over-the-counter-bulletin-board and an investor’s availability to trade our common stock may be limited by trading volume

The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2006 was approximately 153 shares.

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
April 13, 2007

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEET - DECEMBER 31, 2006

ASSETS

Current assets:
Accounts receivable	$13,084
Total current assets	13,084

Other assets:
Tradename, net of amortization	61,125
Total other assets	61,125

$74,209

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$9,000
Accrued expenses	85,463
Notes payable	815,000
Notes payable, officer	16,278
Total current liabilities	925,741

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000
shares, none issued	-
Common stock, $.025 par value, authorized 30,000,000
shares, issued and outstanding 684,445 shares	17,110
Additional paid-in capital	12,254,135
Accumulated deficit	(13,122,777)
Total stockholders' deficiency	(851,532)

$74,209

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006		2005

Licensing fees		$13,084		$-

Selling, general and administrative expenses		192,383		135,792
Interest expense		79,463		152,366
		(271,846)		(288,158)

Loss from continuing operations		(258,762)		(288,158)

Discontinued operations
Loss from discontinued
operations		(383,781)		(776,153)
Gain on disposal of assets		527,371		-
Gain (loss) from discontinued operations		143,590		(776,153)

Net loss		($ 115,172)		($ 1,064,311)

Earnings per common share:
Basic and diluted:

Loss from continuing operations		$(0.39)		$(0.58)
Gain (loss) from discontinued operations		$0.22		$(1.56)

Net loss per common share	$	(0.17)	$	(2.14)

Weighted average number of common shares outstanding basic and diluted		666,369		496,983

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock
	Number		Additional		Total
	of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance at January 1, 2005	339,813	$8,495	$11,537,145	($11,943,294)	($ 397,654)

Stock issued for salary	74,000	1,850	146,150	-	148,000
Stock issued for professional services	12,517	313	25,937	-	26,250
Stock issued for website development	100,000	2,500	338,550	-	341,050
Stock issued for repayment of debt	9,017	225	17,809	-	18,034
Stock issued for Directors’ fees	5,666	142	12,858	-	13,000
Net loss for the year ended December 31, 2005	-	-	-	(1,064,311)	(1,064,311)

Balance at December 31, 2005	541,013	13,525	12,078,449	(13,007,605)	(915,631)

Stock issued for salary	40,400	1,010	49,490	-	50,500
Stock issued for professional services	30,000	750	36,750	-	37,500
Stock issued for repayment of debt	9,032	225	11,046		11,271
Stock issued for directors’ fees	64,000	1,600	78,400		80,000
Net loss for the year ended December 31, 2006	-	-	-	(115,172)	(115,172)

Balance at December 31, 2006	684,445	$17,110	$12,254,135	($13,122,777)	($ 851,532)

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2006	2005
Operating activities:
Loss from continuing operations	($258,762)		($288,158)
Adjustments to reconcile loss from continuing operations to
net cash used in continuing operating activities:
Depreciation and amortization	6,000		6,000
Changes in operating assets and liabilities:
Fees Receivable	(13,084)		-
Prepaid expenses	20,671		4,025
Accounts payable	9,000		-
Accrued expenses	85,463		-
Net cash used in operating activities	(150,712)		(278,133)
Gain (loss) from discontinued operations	(383,781)		(776,153)
Adjustments to reconcile loss from discontinued operations to net cash
Provided by (used in) discontinued operating activities:
Gain on disposal of assets	527,371		-
Depreciation and amortization	31,654		107,346
Common stock issued for services	168,000		187,250
Impairment loss	-		201,887
Decrease in net assets from discontinued operations	422,573		99,463
(Decrease) Increase in net liabilities from discontinued operations	(646,185)		172,803
Net cash provided by (used in) discontinued operations	119,632		(7,404)

Investing activities:
Purchase of property and equipment	-		(30,163)
Sale of property & equipment	249,198		-
Net cash provided by (used in) investing activities	249,198		(30,163)

Financing activities:
Proceeds from notes payable	15,000		-
Proceeds from capital lease	-		12,503
Proceeds from officers’ loans	16,278		286,250
Payment of capital lease	-		(10,834)
Principal payment of notes payable	(208,241)		-
Principal payment of officers’ loans	(48,599)		-
Net cash (used in) provided by financing activities	(225,562)		287,919

Net decrease in cash and cash equivalents	(7,444)		(27,781)

Cash and cash equivalents, beginning of year	7,444		35,225

Cash and cash equivalents, end of year	$-		$7,444

Cash paid during the year for:
Interest:	$-	$	$ 72,814
Non-cash transactions affecting investing and financing transactions:
Issuance of restricted common shares for debt	$-		$168,034

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

Revenue Recognition:
Income from licensing fees are recognized from the sale by our licensee of goods bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark.  The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Income Taxes:
The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The Company recognizes deferred tax assets and liabilities based on the differences between the book bases and the tax bases of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance is recorded when it is probable that some or all of a deferred tax asset will not be realized.

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

Stock Based Compensation:

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method, SFAS No. 123(R) eliminates accounting for share-based compensation transaction using the intrinsic value method prescribed under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the statement of Operations.

Fair Value of Financial Instruments:
The Company’s financial instruments consist of , accounts receivable, accounts payable, accrued expenses, notes payable and long-term debt.  The carrying amounts of the financial instruments reported in the balance sheet approximate fair value based on the short-term maturities of these instruments.

Reclassifications:
Certain reclassifications have been made to the prior year's consolidated financial statements to conform to current year's presentation. Such reclassifications had no effect on the reported net loss or net stockholders deficit.

Recent accounting pronouncements:

In February 2006, the Financial Accounting Standards Board issued Statement No. 155 (“SFAS No 155”), “Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140”. Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

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

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

Recent accounting pronouncements (continued):

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006, which, for us, is effective for fiscal 2007 beginning January 1, 2007. We believe that the adoption of SAB 108 will not have a material impact on the Company’s results of operations, cash flows or financial condition.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The following is a schedule of future amortizations on the trade name:

Years Ended December 31,
2007	$6,000
2008	6,000
2009	6,000
2010 2011 Thereafter	6,000 6,000 31,125
$61,125

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

5. Notes payable:

Note dated January 31, 2006 was issued and is payable to Ronald L. Schutté the former Chairman and CEO payable on demand, with interest at the rate of 13%, per annum, and secured by the Company’s trademarks. The original amount of the loan was $995,818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March, 28, 2006 (see note 9). Mr. Schutté also advanced $15,000 to cover additional expenses during that period.

6. Common stock:

The following common stock issuances were made during the year ended December 31, 2006:

• The Company issued 28,000 shares of common stock for services. The shares were issued to officers of the Company, valued at $35,000, or $1.25 per share, on February 17, 2006, the closing trading price on the date of issuance.

• The Company issued 9,032 shares of common stock for merchandise purchased. These shares were issued to a vendor, valued at $11,271, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

• In payment of fees to Company Board members and Corporate secretary, the Company issued 64,000 shares of common stock. The shares were issued to the directors and corporate secretary, valued at $80,000, or 1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

• In payment of fees to consultants, the Company issued 30,000 shares of common stock. The shares were issued to the consultants, valued at $37,500, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

• In payment of salaries to employees, the Company issued 12,400 shares of common stock. The shares were issued to the employees, valued at $15,500, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

The following common stock issuances were made in the year ended December 31, 2005:

• On January 13, 2005 the Company issued 74,000 shares of common stock for services valued at $148,000. All the shares were issued to officers of the Company, valued at $148,000, or $2.00 per share on January 13, 2005, the closing trading price on the date of issuance.

• On March 2, 2005 the Company issued 9,017 shares of common stock in settlement of an account payable of $18,034. These shares are valued at approximately $2.00 per share the closing trading price on the date of issuance.

• On January 13, 2005, in payment of fees to Company Board members and Corporate Secretary, the Company issued 4,500 shares of common stock, valued at $9,000. These shares are valued at $2.00 per share the closing trading price on the date of issuance.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

6. Common stock (continued):

• On March 2, 2005 the Company issued 42,000 shares of common stock for the initial payment of the website development costs totaling $152,250. These shares are valued at $3.63 per share the closing trading price on the date of issuance.

•
On April 27, 2005 the Company issued an additional 42,000 shares of common stock as consideration of the website development costs totaling $151,200. These shares are valued at $3.60 per share the closing trading price on the date of issuance.

• On August 29th and September 29th, 2005 the Company issued a total of 2,637 shares of common stock for services rendered valued at $8,750, pursuant to a monthly service retainer agreement. These shares were issued at various times during the quarter and have per share values ranging from approximately $2.63 to $4.38 per share depending on the closing trading price on the date of issuance.

• On August 29, 2005, in payment of fees to Company Board members and the Corporate Secretary, the Company issued 3,048 shares of common stock, valued at $8,000. These shares are valued at $2.63 per share the closing trading price on the date of issuance.

• On September 29, 2005 the Company issued the final 16,000 shares of common stock as consideration of the website development costs totaling $37,600. These shares are valued at $2.35 per share the closing trading price on the date of issuance.

• On August 29, 2005 the Company issued 6,000 shares of common stock for services rendered valued at $9,000.

• On September 21, 2005 the Company issued 2,000 shares of common stock for services rendered valued at $4,500.

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

7  Income taxes (continued):

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

8. Common stock options:

The Board of Directors has full authority and discretion to determine the eligible participants to be granted stock options, the exercise option price, the date of issuance and the date of expiration. The total number of shares set aside was 143,432. At the grant date, the option exercise price for all options granted was equal to the fair market value of the Company’s stock. The options expire five years from the grant date. There were 0 and 143,432 options granted during the calendar years 2006 and 2005.

Information relating to stock option and warrant activity for 2006 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	13,000	$2.50
Granted	143,432	$2.22
Cancelled	(13,000)	$2.50
Outstanding at December 31, 2005	143,432	$2.22
Exchange	(143,432)	$2.22
Outstanding at December 31, 2006	-	-

Options exercisable at December 31, 2005	143,432	$2.22
Options exercisable at December 31, 2006	-	-

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

9. Exchange Agreement:

On March 28, 2006, the Company entered into an exchange agreement with Ronald L. Schutté its former Chairman and CEO whereby the Company exchanged $1,145,315 in assets in exchange for $1,145,315 of the $1,945,315 liabilities of the company which included some of the debt due to Mr. Schutté. The balance of the Company’s $800,000 obligation to Mr. Schutté will be extinguished upon the Company raising additional capital. Mr. Schutté also assumed the balance of the building lease and various equipment leases. The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks. Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary. Licensing fees were $13,084 for 2006.

10. Discontinued Operations:

The Company’s Exchange Agreement has been accounted for under the requirements of paragraph 30 of Statements of Financial Accounting Standards 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         As of December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2006.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

     There have not been any changes in the issuer’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the issuer’s last fiscal year that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.
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

CONCLUSIONS.

Based on this evaluation, the CEO/CFO concluded that the issuer’s disclosure, controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

ITEM 8B. OTHER INFORMATION
None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning the Board of Directors and Executive Officers

The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or Executive Officer, Age and Position Held with Company	Principal Occupation For Previous Five Years	Date of Initial Electionas Director

Anthony J. Merante, 45 Chairman, President, Chief Financial Officer, Chief Executive Officer, and Corporate Secretary	Certified Public Accountant Chief Financial Officer	January 2003
Carmelo Foti, 53 Director	VP & Manager Credit & Marketing National Bank Of Egypt, NY Branch	January 2003
Liborio Borsellino, 50 Director	Partner, RBC and Associates	August 2004
David Rabe, 45 Director	President, Interpro Systems, Inc.	August 2004
Donald O’Toole, 54 Director	Senior Vice-president, Petry TV, Inc.	August 2005

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, officers and shareholders who beneficially own more than 10% of the Company's Common Shares (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a beneficial ownership report on a timely basis during the most recent fiscal year, except for Messrs Schutté and Merante who filed beneficial ownership reports late.

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

Name	Fees Earned Or Paid in Cash	Option Awards	Total
Anthony J. Merante	$0.00	$15,840	$15,840
Carmelo Foti	$0.00	$15,840	$15,840
Libario Borsellino	$0.00	$15,840	$15,840
David Rabe	$0.00	$15,840	$15,840
Donald O’Toole	$0.00	$15,840	$15,840

Executive Compensation

The following table sets forth compensation paid to the former Chief Executive Officer and to Executive Officers of the Company, excluding those executive officers who did not receive an annual salary and bonus in excess of $100,000, for the three years ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Other Compensation	Total
Anthony J. Merante	2006	$0.00	$0.00	$0.00	$0.00
President, Chief Executive Officer and Chief Financial Officer	2005	$96,000	$15,840	$0.00	$108,000
Ron Schutté, (former)	2006	$0.00	$0.00	$0.00	$0.00
Chief Executive Officer	2005 2004	$200,000 $200,000	$39,600 $0.00	$0.00 $0.00	$230,000 $200,000

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

Owners of our Common Stock
The following table sets forth, as of March 31, 2007, certain information with respect to beneficial ownership of our common stock as of March 31, 2007 by:
•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Anthony J. Merante c/o 20 Passaic Ave Fairfield, NJ 07004	59,852	11.1%
Charles Brofman c/o 20 Passaic Ave Fairfield, NJ 07004	28,000 (2)	5.2%
James Bruchetta c/o 20 Passaic Ave Fairfield, NJ 07004	28,000 (2)	5.2%
Richard Rosa c/o 20 Passaic Ave Fairfield, NJ 07004	28,000 (2)	5.2%
Bailey Family Trust c/o 20 Passaic Ave Fairfield, NJ 07004	33,602	6.3%
Ronald L. Schutté c/o 20 Passaic Ave Fairfield, NJ 07004	125,369	18.3%
Wachovia Corporation c/o 20 Passaic Ave Fairfield, NJ 07004	35,280	6.6%
Directors and Nominal Executives as a Group (4 persons)	44,168	10.5%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exchange of Assets

On March 28, 2006, the Company entered into an exchange agreement with Ronald L. Schutté its former Chairman and CEO whereby the Company exchanged certain assets in exchange for a majority of liabilities of the company and a portion of the secured debt due to Mr. Schutté. The balance of the Company’s obligation to Mr. Schutté will be extinguished upon the Company raising additional capital. The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks. Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary.

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

3.1	Restated Certificate of Incorporation. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.2	Amended and Restated By-laws. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.3	Amendment to Certificate of Incorporation. Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2005.

3.4	Amendment to Certificate of Incorporation. Incorporated by reference to the Company's Current Report on Form 8-K, dated March 22, 2006.

4.1	Form of certificate for shares of Common Stock. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

4.2	Form of Representatives Warrant. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.1	Modification agreement between the Company and Ronald L. Schutté dated April 30, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated May 5, 2005.

10.2	Modification agreement between the Company and Ronald L. Schutté dated May 20, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated May 26, 2005.

10.3	Modification agreement between the Company and Ronald L. Schutté dated June 17, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2005.

10.4	Modification agreement between the Company and Ronald L. Schutté dated July 31, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated August 4, 2005.

10.5	Factoring Agreement between the Company and Rockland Credit Finance LLC, dated August 26, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated September 1, 2005.

10.6	Financing Agreement between the Company and Rockland Credit Finance LLC, dated August 26, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated September 1, 2005.

10.7	Modification agreement between the Company and Ronald L. Schutté dated November 30, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated December 7, 2005.

10.8	Note dated January, 31 2006 between the Company and Ronald L. Schutté. Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2006.

10.9	Note dated January, 31 2006 between the Company and Anthony J. Merante. Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2006.

10.10
Amendment to Articles of Incorporation to implement the reverse stock split of the outstanding shares of the Company’s common stock at a ratio of 1:25. Incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2006.

10.11
Departure of Director and principal officer Ronald L. Schutté; election of director and appointment of principal officer Anthony J. Merante. Incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2006.

10.12
Asset Exchange Agreement, tenant’s lease assignment, and exclusive licensing agreement with the Company’s former Chairman, Chief Executive Officer, and President Ronald L. Schutté. Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2006.

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

_____________________

*               Filed Herewith.

(b)        We did not file any current Reports on Form 8-K during the fourth quarter of 2006.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb and Co., LLP our present Accountants during 2006 and 2005.

	Fiscal 2006	Fiscal 2005
Audit Fees	$15,000	$34,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$15,000	$34,919

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

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

Signatures	Title

/s/ Anthony J. Merante	President, Chief Executive Officer and Chief Financial Officer
Anthony J. Merante

/s/ Carmelo Foti	Director
Carmelo Foti

/s/Liborio Borsellino	Director
Liborio Borsellino

/s/David Rabe	Director
David Rabe

/s/Donald O’Toole	Director
Donald O’Toole