Form 10QSB
period 2007-03-31
Brooklyn Cheesecake & Desert Com
filed 2007-05-15
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-13984

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
(Exact name of Small Business issuer as specified in its Charter)

New York	13-3832215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20 Passaic Avenue, Fairfield, NJ 07004
(Address of principal executive offices)

(973) 808-9292
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐    No ☒

As of May 3, 2007, there were 684,445 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

Transition Small Business Disclosure Format (check one) Yes ☐  No ☒

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEET - MARCH 31, 2007
(UNAUDITED)

ASSETS

Current assets:
Accounts receivable	$16,310

Total current assets	16,310

Other assets:
Tradename, net of amortization	59,625

Total other assets	59,625

$75,935

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$9,000
Accrued expense	108,450
Notes payable	815,000
Notes payable, officer	25,360

Total current liabilities	957,810

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000 shares, none issued	-
Common stock, $.025 par value, authorized 30,000,000 shares, issued and outstanding 684,445 shares	17,110
Additional paid in capital	12,254,135
Accumulated deficit	(13,153,120)

(881,875)

Total stockholders’ deficiency	$75,935

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007
(UNAUDTIED)

	2007	2006

Licensing fees	$3,226	-

Selling, general and administrative expenses	7,082	145,024
Interest expense	26,487	-

	33,569	145,024

Loss from Continuing Operations	(30,343)	(145,024)

Discontinued operations
Loss from discontinued operations	-	(383,781)
Gain on disposal of assets	-	527,371

Gain from discontinued operations	-	143,590

Net loss	$(30,343)	$(1,434)

Earnings per common share:
Basic and diluted:

Loss from continuing operations	(0.05)	(0.24)
Loss from discontinued operations	$(0.00)	$(0.23)

Net loss per common share	$(0.05)	$(0.23)

Weighted average number of common shares outstanding	684,445	612,729

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

	2007	2006

Operating activities:
Loss from continuing operations	$(30,343)	$(145,024)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	1,500	6,000
Increase (decrease) in operating assets and liabilities:
Fees receivable	(3,226)	-
Prepaid expenses	-	7,749
Accrued expenses	22,987	(6,000)
Net cash used in operating activities	(9,082)	(137,275)

Loss from discontinued operations	-	(383,781)
Adjustments to reconcile loss from discontinued operations to net cash provided used in discontinued operating activities:
Gain on disposal of assets	-	527,371
Depreciation	-	27,154
Common stock issued for services	-	179,271
Decrease in net assets from discontinued operations	-	414,671
Decrease in net liabilities from discontinued operations	-	(642,213)
Net cash provided by discontinued operations	-	122,473

Investing activities:
Sale of Property & Equipment	-	249,198

Net cash provided by (used in) investing activities	-	249,198

Financing activities:
Proceeds from note payable	-	15,000
Proceeds from officer loan	9,082	-
Principal payments of notes payable	-	(208,241)
Principal payments of capital lease obligations	-	(48,599)
Net cash provided by (used in) financing activities	-	(241,840)

Net decrease in cash and cash equivalents	-	(7,444)

Cash and cash equivalents, beginning of period	-	7,444

Cash and cash equivalents, end of period	$-	$-
Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-
Non-cash transactions affecting investing and financing:
Issuance of restricted common shares for debt	$-	$-

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1.	Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 18, 2007.

2.	Nature of operations, risks and uncertainties:

The Company was formerly a manufacturer of baking and confectionery products, which were sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public. The Company sold its products throughout the United States, with a concentration on the east coast. The Company also exported cheesecake to Japan.

On March 28, 2006, the Company entered into an exchange agreement, tenant’s lease assignment, and exclusive licensing agreement with the Company’s former Chairman, Chief Executive Officer, and President, Ronald Schutté, whereby the Company exchanged certain assets of its operating subsidiary JM Specialties, Inc. for the assumption of $1,145,315 in liabilities of the Company by an entity established by Mr. Schutté with a personal guarantee by Mr. Schutté. As part of the agreement, Mr. Schutté also acquired the stock of JM Specialties, Inc. The transaction had been subject to a satisfactory fairness opinion. Following the exchange transaction, the Company’s business operations changed from the manufacturing of baking and confectionary products to a licensing company of intellectual property.

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

The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At March 31, 2007, the Company had no uninsured cash balances.

Certain amounts previously reported for March 31, 2006 have been reclassified to conform with the classifications used in 2007. Such classifications had no effect on the reported net loss.

3.	Tradename and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $1,500 for each of the quarters ended March 31, 2007 and 2006.

On March 28, 2006 the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $3,226 and $0 for the three months ended March 31, 2007 and 2006.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

3.	Tradename and licensing agreements (continued):

The following is a schedule of future amortizations on the trade name:

2008	$6,000
2009	6,000
2010	6,000
2011	6,000
2012	6,000
Thereafter	29,625
$59,625

4.	Notes payable:

A note dated January 31, 2006 was issued and is payable to Ronald L. Schutté the former Chairman and CEO payable on demand, with interest at the rate of 13%, per annum, and secured by the company’s trademarks. The original amount of the loan was $995,818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March 28, 2006 (see note 7). Mr. Schutté also advanced $15,000 to cover additional expenses during the period.

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
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss. The Company has made no provision for a deferred tax asset due to the net operating loss carry-forward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely than not to be realized.

The Company has a loss carry-forward of approximately $11,000,000 that may be offset against future taxable income. The carry-forward losses expire at the end of the years 2007 through 2026. Utilization of the Company’s operating loss carry-forwards could be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

7.	Exchange Agreement:

On March 28, 2006, the Company entered into an exchange agreement with the Ronald L. Schutté its former Chairman and CEO whereby the Company exchanged $1,145,315 in assets in exchange for $1,145,315 of the $ 1,945,315 liabilities of the company which included some of the debt due to Mr. Schutté. The balance of the Company’s $800,000 obligation to Mr. Schutté will be repaid upon the Company raising additional capital. Mr. Schutté also assumed the balance of the building lease and various equipment leases. The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks. Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary. Licensing fees were 3,226 for the quarter ended March 31, 2007.

8.	Discontinued Operations:

The Company’s Exchange Agreement has been accounted for under the requirements of paragraph 30 of Statements of Financial Accounting Standards 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The financial data related to Brooklyn Cheesecake & Desserts Co, Inc. baking operations are classified as discontinued operations for the period presented. The financial data of Brooklyn Cheesecake & Desserts Co, Inc. reflects the historical results of operations and cash flows of the business that was considered part Brooklyn Cheesecake & Desserts Co. Inc. baking operation during the period.

Brooklyn Cheesecake & Desserts Co, Inc. net loss from discontinued operations of $383,781 for the period ended March 28, 2006 consists of net sales of $319,408, less cost of sales of $384,364 for a loss of $64,956. Selling, general and administrative expenses of $275,101, and interest expense of $43,724, combined for a net loss from discontinued operations of $383,781.

Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” ”believe,” “estimate.” ”continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10KSB/A filed on April 18, 2007. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.  Managements Discussion and Analysis or Plan of Operations

Overview

From March 2002 through March 2006, we were a manufacturer of baking and confectionary products. In March 2006, we entered into an Exchange Agreement pursuant to which we exchanged our baking equipment and other fixed assets and the stock of JM Specialties, Inc., our wholly owned subsidiary, for the satisfaction and assumption of approximately $1,145,000 of outstanding liabilities and obligations owed to Ronald L. Schutté, our former president and chief executive officer. We retained our trademarks and now license these trademarks to a New Jersey corporation formed by Mr. Schutté to continue the baking operations that were transferred to him pursuant to the Exchange Agreement. As a result of this transaction, our baking operations have been treated as discontinued operations and our current business of licensing our trademarks is treated as our continuing operations.

We presently do not have sufficient cash to implement our business plan.

We have experienced this lack of liquidity throughout 2006 and the first five months of 2007, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

Although we are hopeful that licensing fees will increase in 2007 and be sufficient to pay related expenses, we will also look for additional opportunities.

The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-QSB.

Critical Accounting Policies

Revenue Recognition:

Income from licensing fees are recognized from the sale by our licensee of goods bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark.  We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Stock Based Compensation:

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method, SFAS No. 123(R) eliminates accounting for share-based compensation transaction using the intrinsic value method prescribed under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Licensing fees aggregated $3,226 and $0 for the three month ended March 31, 2007 and 2006 respectively an increase of $3,226. March 31, 2007 is the initial first quarter reporting of our licensing agreement thus there are no comparative numbers for March 31, 2006. All revenues from our baking operations have been reclassified to discontinued operations.

Selling, general and administrative expenses totaled $7,082 and $145,024 for the three months ended March 31, 2007 and 2006. This decrease was due to a decrease in legal and professional fees and a decrease in directors' fees. Professional fees incurred during the three months ended March 31, 2006 were mostly due to the Exchange Agreement. There were no directors fees paid during the three months ended March 31, 2007.

Interest expense was $26,487 and $0 for the three months ended March 31, 2007 and 2006 respectively, an increase of $26,487. This increase was a result of reclassifying interest expense in 2006 to discontinued operations as part of the transactions consummated in connection with the Exchange Agreement.

Gain from discontinued operations decreased to $0 from 143,590. The gain during the three months ended March 31, 2006 was a result of the transactions consummated pursuant to the Exchange Agreement whereby the baking operation, which produced substantial losses over the years, was discontinued.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of March 31, 2007, we had negative working capital of $941,500 as compared to negative working capital of $801,760 at March 31, 2006.

Net Cash Used in Operating Activities during the three months ended March 31, 2007 of approximately $9,100 was primarily due to our loss from continuing operations of approximately $30,300 and an increase in accounts receivable of approximately $3,200 offset by an increase in accrued expenses of approximately $23,000 and depreciation and amortization of $1,500.

Net Cash Provided by Financing Activities during the three months ended March 31, 2007 of approximately $9,100 was due to an officer loan.

Current operations are being funded by licensing fees and loans from our chief executive officer.

Although we have previously been successful in obtaining sufficient capital funds through issuance of common stock and warrants, there can be no assurance that we will be able to do so in the future.

Inflation and Seasonality

Licensing revenue will vary since it is tied to peak baking seasons. Revenues are generally higher during holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover than they are during other times of the year.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March, 31 2007 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3 A(T). Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         As of March 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2007, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 6. Exhibits

(a)	Exhibits

3.1	Restated Certificate of Incorporation. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.2	Amended and Restated By-laws. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.3	Amendment to Certificate of Incorporation. Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2005.

3.4	Amendment to Certificate of Incorporation. Incorporated by reference to the Company's Current Report on Form 8-K, dated March 22, 2006.

4.1	Form of certificate for shares of Common Stock. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

31.1
Certification dated May 15, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated May 15, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brooklyn Cheesecake & Desserts Company, Inc.

By: /s/Anthony J. Merante
President, Chief Executive Officer and Chief Financial Officer    Date: May 15, 2007
(principal financial officer and principal accounting officer)