Form 10QSB
period 2007-06-30
Brooklyn Cheesecake & Desert Com
filed 2007-08-14
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐ TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

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

Yes ☐  No ☒

As of August 6, 2007, there were 684,445 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

Transition Small Business Disclosure Format (check one) Yes ☐ No ☒

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

INDEX
PART I. FINANCIAL INFORMATION

Item 1. Financial statements:

Balance sheet as of June 30, 2007(unaudited)	1

Statements of operations for the six and three
months ended June 30, 2007 and 2006 (unaudited)	2

Statements of cash flows for the six months
Ended June 30, 2007 and 2006 (unaudited)	3

Notes to financial Statements	4

Item 2. Management's discussion and analysis or
Plan of Operation	7

Item 3 A(T). Controls and Procedures	9

PART II. OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds	10

Item 6. Exhibits	11

SIGNATURES	12

CERTIFICATIONS	13

PART I. FINANCIAL INFORMATION

Item 1. Financial statements
BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEET - JUNE 30, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash	$2,136
Accounts receivable	18,137

Total current assets	20,273

Other assets:
Tradename, net of amortization	58,125

Total other assets	58,125

$78,398

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$2,220
Accrued expense	137,138
Notes payable	815,000
Notes payable, officer	45,901

Total current liabilities	1,000,259

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000
shares, none issued	-
Common stock, $.025 par value, authorized 30,000,000
shares, issued and outstanding 684,445 shares	17,110
Additional paid in capital	12,254,135
Accumulated deficit	(13,193,106)

(921,861)

Total stockholders’ deficiency	$78,398

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JUNE 30, 2007
(UNAUDTIED)

	Six Months		Three Months
	Ended June 30		Ended June 30

	2007	2006	2007	2006

Licensing fees	$5,053	$2,478	$1,827	2,478

Selling, general and administrative expenses	22,408	168,422	15,326	23,398
Interest expense	52,975	26,488	26,487	26,488

	75,383	194,910	41,813	49,886

Loss from Continuing Operations	(70,330)	(192,432)	(39,986)	(47,408)

Discontinued operations
Loss from discontinued operations	-	(383,781)	-	-
Gain on disposal of assets	-	527,371	-	-

Gain from discontinued operations	-	143,590	-	-

Net loss	($70,330)	($ 48,842)	($ 39,986)	($ 47,408)

Earnings per common share:
Basic and diluted:

Loss from continuing operations	$(0.01)	(0.42)	$(0.06)	$(0.07)
Gain from discontinued operations	(0.00)	0.31	(0.00)	(0.00)

Net loss per common share	$(0.10)	$(0.11)	($ 0.06)	($ 0.07)

Weighted average number of
common shares outstanding	684,445	462,024	684,445	684,445

 See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

	2007	2006
Operating activities:
Loss from continuing operations	($ 70,330)	($192,432)
Adjustments to reconcile loss from continuing
operations to net cash used in continuing
operating activities:
Amortization	3,000	3,000
Increase (decrease) in operating assets and liabilities:
Fees receivable	(5,053)	(2,478)
Prepaid expenses	-	13,838
Accounts payable	(6,780)	9,620
Accrued expenses	51,675	29,488

Net cash used in operating activities	(27,488)	(138,964)

Loss from discontinued operations	-	(383,781)
Adjustments to reconcile loss from discontinued
operations to net cash provided used in
discontinued operating activities:
Gain on disposal of assets	-	527,371
Depreciation	-	31,654
Common stock issued for services	-	179,271
Decrease in net assets from discontinued operations	-	414,671
Decrease in net liabilities from discontinued
operations	-	(651,213)
Net cash provided by discontinued operations	-	117,973

Investing activities:
Sale of Property and Equipment	-	249,198

Net cash provided by investing activities	-	249,198

Financing activities:
Proceeds from note payable	-	15,000
Proceeds from officer loan	29,624	6,189
Principal payments of notes payable	-	(208,241)
Principal payments of capital lease obligations	-	(48,599)
Net cash provided by (used in) financing activities	29,624	(235,651)

Net increase (decrease) in cash and cash equivalents	2,136	(7,444)

Cash and cash equivalents, beginning of period	-	7,444

Cash and cash equivalents, end of period	$2,136	$-
Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-
Non-cash transactions affecting investing
and financing:
Issuance of restricted common shares for debt	$-	$-
 See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

On March 28, 2006, the Company entered into an exchange agreement, tenant’s lease assignment, and exclusive licensing agreement with the Company’s former Chairman, Chief Executive Officer, and President, Ronald Schutté, whereby the Company exchanged certain assets of its operating subsidiary JM Specialties, Inc. for the assumption of $1,145,315 in liabilities of the Company by an entity established by Mr. Schutté with a personal guarantee by Mr. Schutté. As part of the agreement, Mr. Schutté also acquired the stock of JM Specialties, Inc. The transaction had been subject to a satisfactory fairness opinion. Following the exchange transaction, the Company’s business operations changed from the manufacturing of baking and confectionary products to licensing intellectual property.

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

The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At June 30, 2007, the Company had no uninsured cash balances.

Certain amounts previously reported for June 30, 2006 have been reclassified to conform with the classifications used in 2007. Such classifications had no effect on the reported net loss.

3. Tradename and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $3,000 and $1,500 for each of the six and three months ended June 30, 2007 and 2006 respectively.

On March 28, 2006 the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $5,053 and $1,827 for the six and three months ended June 30, 2007 and $2,478 and $2,478 for the three and six months ended June 30, 2006.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

3. Tradename and licensing agreements (continued):

The following is a schedule of future amortizations on the trade name:

2008	$6,000
2009	6,000
2010	6,000
2011 2012 Thereafter	6,000 6,000 28,125
$58,125

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

5. Common Stock:

The following restricted common stock issuances were made in the quarter ended June 30, 2006:

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

•
In payment of fees to Company Board members and Corporate Secretary, the Company issued 64,000 shares of common stock. The shares were issued to the directors and corporate secretary valued at $80,000, or $1.25 per share, on February 17, 2006 the closing trading price on the date of issuance.

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
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

7. Exchange Agreement:

On March 28, 2006, the Company entered into an exchange agreement with the Ronald L. Schutté, its former Chairman and CEO, whereby the Company exchanged $1,145,315 in assets in exchange for $1,145,315 of the $ 1,945,315 liabilities of the company, which included some of the debt due to Mr. Schutté. The balance of the Company’s $800,000 obligation to Mr. Schutté will be repaid upon the Company raising additional capital. Mr. Schutté also assumed the balance of the building lease and various equipment leases. The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby the Company receives one percent of sales as a royalty for use of the Company’s trademarks. Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary. Licensing fees were $5,053 and $1,827 for the six and three months ended June 30, 2007.

8. Discontinued Operations:

The Company’s Exchange Agreement has been accounted for under the requirements of paragraph 30 of Statements of Financial Accounting Standards 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The financial data related to Brooklyn Cheesecake & Desserts Co, Inc. baking operations are classified as discontinued operations for the period presented. The financial data of Brooklyn Cheesecake & Desserts Co, Inc. reflects the historical results of operations and cash flows of the business that was considered part of Brooklyn Cheesecake & Desserts Co, Inc. baking operation during the period.

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

Item 2.  Managements Discussion and Analysis or Plan of Operation

Overview

From March 2002 through March 2006, we were a manufacturer of baking and confectionary products. In March 2006, we entered into an Exchange Agreement pursuant to which we exchanged our baking equipment and other fixed assets and JMS Specialty, our wholly owned subsidiary, for the satisfaction and assumption of approximately $1,145,000 of outstanding liabilities and obligations owed to Ronald L. Schutté, our former president and chief executive officer. We retained our trademarks and now license these trademarks to a New Jersey corporation formed by Mr. Schutté to continue the baking operations that were transferred to him pursuant to the Exchange Agreement. As a result of this transaction, our baking operations have been treated as discontinued operations and our current business of licensing our trademarks is treated as our continuing operations.

We presently do not have sufficient cash to implement our business plan.

We have experienced this lack of liquidity throughout 2006 and the first eight months of 2007, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

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

Stock Based Compensation:

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” Under the modified prospective method, SFAS No. 123(R) eliminates accounting for share-based compensation transaction using the intrinsic value method prescribed under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

Results of Operations

 Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Licensing fees were $5,053 and $2,478 for the six months ended June 30, 2007 and 2006, an increase of $2,575 or 104%. The increase is a result of not having licensing fees in the first three months of 2006 when the company was operating as a baking company. The $651 licensing fee decrease for the three months ended June 30, 2007 as compared to June 30, 2006 was a result of lower product sales on trade name licensed products. All revenues from our baking operations have been reclassified to discontinued operations.

Selling, general and administrative expenses totaled $22,408 and $168,422 for the six months ended June 30, 2007 and 2006. This was a decrease of $146,014 or 87%. This was a result of reduced legal, professional and directors’ fees paid in common stock. Selling, general and administrative expenses for the three months ended June 30, 2007 decreased to $15,326 from $23,398 for the three months ended June 30, 2006. This is a decrease of $8,072 or 34.5%. This is a result of lower insurance costs.

Interest expense was $52,975 and $26,488 for the six months ended June 30, 2007 and 2006, an increase of $26,487 or 100%. This increase was a result of reclassifying interest expense in 2006 to discontinued operations as part of the transactions consummated in connection with the Exchange Agreement. Interest expense for the three months ended June 30, 2007 and 2006 was $26,487 and $26,488. There was no change. Interest is charged at 13% on the $815,000 notes payable.

Gain from discontinued operations decreased to $0 from $143,590. The decrease was a result of the transactions consummated pursuant to the Exchange Agreement whereby the baking operation, which produced substantial losses over the years, was discontinued. The transactions occur on March 28, 2006 and thus does not have a repeat effect in 2007.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of June 30, 2007, we had negative working capital of $979,986 as compared to negative working capital of $843,139 at June 30, 2006.

Net Cash Used in Operating Activities during the six months ended June 30, 2007 of $27,488 was due to our loss from continuing operations of ($70,330) and an increase in accounts receivable of $5,053 and a decrease in accounts payable of $6,780 offset by an increase in accrued expenses of $51,675 and amortization expense of $3,000.

Net Cash Provided by Financing Activities during the six months ended June 30, 2007 of $29,624 was due to an officer loan.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended June, 30 2007 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3 A(T). Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

   As of June 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended June 30, 2007, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

31.1
Certification dated August 14, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated August 14, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brooklyn Cheesecake & Desserts Company, Inc.

By: /s/ Anthony J. Merante
President, Chief Executive Officer and Chief Financial Officer (principal financial officer and principal accounting officer)	Date: August 14, 2007