Form 10QSB
period 2007-09-30
Brooklyn Cheesecake & Desert Com
filed 2007-11-14
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended September 30, 2007

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

Yes  ☐ No☒

As of November 12, 2007, there were 684,445 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

Transition Small Business Disclosure Format (check one) Yes ☐ No ☒

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial statements:

Balance sheet as of September 30, 2007(unaudited)	1

Statements of operations for the nine and three months ended September 30, 2007 and 2006 (unaudited)	2

Statements of cash flows for the nine months Ended September 30, 2007 and 2006 (unaudited)	3

Notes to financial Statements	4

Item 2. Management's discussion and analysis or Plan of Operation	7

Item 3 A(T). Controls and Procedures	9

PART II. OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds	10

Item 6. Exhibits	11

SIGNATURES	12

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEET - SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash	$2,136
Fees receivable	24,653

Total current assets	26,789

Other assets:
Tradename, net of amortization	56,625

Total other assets	56,625

$83,414

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$18,458
Accrued expense	163,025
Notes payable	815,000
Notes payable, officer	45,901

Total current liabilities	1,042,384

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000 shares, none issued	-
Common stock, $.025 par value, authorized 30,000,000 shares, issued and outstanding 684,445 shares	17,110
Additional paid in capital	12,254,135
Accumulated deficit	(13,230,215)

Total stockholders’ deficiency	(958,970)

Total liabilities and stockholders’ deficiency	$83,414

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDTIED)

	Nine Months				Three Months
	Ended September 30				Ended September 30

	2007		2006		2007		2006

Licensing fees		$11,569		$4,614		$6,516		$2,136

Selling, general and administrative expenses		39,544		180,324		14,638		11,901
Interest expense		79,463		52,975		26,487		26,488

		119,007		233,299		41,125		38,389

Loss from Continuing Operations		(107,438)		(228,685)		(34,609)		(36,253)

Discontinued operations
Loss from discontinued operations		-		(383,781)		-		-
Gain on disposal of assets		-		527,371		-		-

Gain from discontinued operations		-		143,590		-		-

Net loss		$(107,438)		$(85,095)		$(34,609)		$(36,253)

Earnings per common share:
Basic and diluted:

Loss from continuing operations	$	(0.16)	$	(0.36)	$	(0.05)	$	(0.05)
Gain from discontinued operations		(0.00)		0.23		(0.00)		(0.00)

Net loss per common share	$	(0.16)	$	(0.13)	$	(0.05)	$	(0.05)

Weighted average number of common shares outstanding
Basic and diluted		684,445		642,413		684,445		684,445

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	2007	2006

Operating activities:
Loss from continuing operations	$(107,438)	$(228,685)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Amortization	4,500	4,500
Increase (decrease) in operating assets and liabilities:
Fees receivable	(11,569)	(4,614)
Prepaid expenses	-	19,929
Accounts payable	9,458	9,000
Accrued expenses	77,561	55,975
Net cash used in operating activities	(27,488)	(143,895)

Loss from discontinued operations	-	(383,781)
Adjustments to reconcile loss from discontinued operations to net cash provided used in discontinued operating activities:
Gain on disposal of assets	-	527,371
Depreciation	-	31,654
Common stock issued for services	-	179,271
Decrease in net assets from discontinued operations	-	414,671
Decrease in net liabilities from discontinued operations	-	(651,213)
Net cash provided by discontinued operations	-	117,973

Investing activities:
Sale of Property and Equipment	-	249,198

Net cash provided by investing activities	-	249,198

Financing activities:
Proceeds from note payable	-	15,000
Proceeds from officer loan	29,624	11,120
Principal payments of notes payable	-	(208,241)
Principal payments of capital lease obligations	-	(48,599)
Net cash provided by (used in) financing activities	29,624	(230,720)

Net increase (decrease) in cash and cash equivalents	2,136	(7,444)

Cash and cash equivalents, beginning of period	-	7,444

Cash and cash equivalents, end of period	$2,136	$-
Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See notes to unaudited financial statements.

See notes to financial statements
BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1. Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 18, 2007.

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

The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At September 30, 2007, the Company had no uninsured cash balances.

Certain amounts previously reported for September 30, 2006 have been reclassified to conform with the classifications used in 2007. Such classifications had no effect on the reported net loss.

3. Tradename and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $4,500 and $1,500 for each of the nine and three months ended September 30, 2007 and 2006 respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $11,569 and $6,516 for the nine and three months ended September 30, 2007 and $4,614 and $2,136 for the nine and three months ended September 30, 2006.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

3. Tradename and licensing agreements (continued):

The following is a schedule of future amortizations on the trade name:

2008	$6,000
2009	6,000
2010	6,000
2011	6,000
2012	6,000
Thereafter	26,625
$56,625

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

5. Common Stock:

The following restricted common stock issuances were made during the nine months ended September 30, 2006:

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

There were no issuances of common stock during the nine months ended September 30, 2007.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

7. Exchange Agreement:

On March 28, 2006, the Company entered into an exchange agreement with Ronald L. Schutté its former Chairman and CEO whereby the Company exchanged $1,145,315 in assets in exchange for the assumption of $1,145,315 of the $ 1,945,315 liabilities of the company by an entity established by Mr. Schutté which included some of the debt due to Mr. Schutté. The balance of the Company’s $800,000 obligation to Mr. Schutté will be repaid upon the Company raising additional capital. Mr. Schutté also assumed the balance of the building lease and various equipment leases. The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks. Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary. Licensing fees were $11,569 and $6,516 for the nine and three months ended September 30, 2007.

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

Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” ”believe,” “estimate,” ”continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10KSB/A filed on April 18, 2007. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.  Managements Discussion and Analysis or Plan of Operation

Overview

From March 2002 through March 2006, we were a manufacturer of baking and confectionary products. In March 2006, we entered into an Exchange Agreement pursuant to which we exchanged our baking equipment and other fixed assets and JM Specialties, Inc., our wholly owned subsidiary, for the satisfaction and assumption of approximately $1,145,000 of outstanding liabilities and obligations owed to Ronald L. Schutté, our former president and chief executive officer. We retained our trademarks and now license these trademarks to a New Jersey corporation formed by Mr. Schutté to continue the baking operations that were transferred to him pursuant to the Exchange Agreement. As a result of this transaction, our baking operations have been treated as discontinued operations and our current business of licensing our trademarks is treated as our continuing operations.

We presently do not have sufficient cash to implement our business plan.

We have experienced this lack of liquidity throughout 2006 and the first ten months of 2007, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

Although we are hopeful that licensing fees will increase in the future and be sufficient to pay related expenses, we will also look for additional opportunities.

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

Results of Operations

 Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Licensing fees aggregated $11,569 and $4,614 for the nine months ended September 30, 2007 and 2006, an increase of $6,955 or 151%. The increase is a result of not having licensing fees in the first three months of 2006 when the company was operating as a baking company and increased fees in the third quarter 2007. The $4,380 licensing fee increase for the three months ended September 30, 2007 as compared to September 30, 2006 was a result of increased product sales on trade name licensed products. All revenues from our baking operations have been reclassified to discontinued operations.

Selling, general and administrative expenses totaled $39,544 and $180,324 for the nine months ended September 30, 2007 and 2006. The decrease of $140,780 or 78% was the result of reduced legal, professional and directors’ fees paid in common stock. Selling, general and administrative expenses for the three months ended September 30, 2007 increased to $14,638 from $11,901 for the three months ended September 30, 2006. The increase of $2,737 or 23% was the result of an increase in legal fees.

Interest expense was $79,463 and $52,975 for the nine months ended September 30, 2007 and 2006, an increase of $26,488 or 50%. This increase was a result of reclassifying interest expense in 2006 to discontinued operations as part of the transactions consummated in connection with the Exchange Agreement. Interest expense for the three months ended September 30, 2007 and 2006 was $26,487 and $26,488. There was no change. Interest is charged at 13% on the $815,000 note payable.

Gain from discontinued operations decreased to $0 from $143,590. The decrease was a result of the transactions consummated pursuant to the Exchange Agreement whereby the baking operation, which produced substantial losses over the years, was discontinued. The transactions occurred on March 28, 2006 and did not have an effect in 2007.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of September 30, 2007, we had negative working capital of $1,015,595 as compared to negative working capital of $884,080 at September 30, 2006.

Net Cash Used in Operating Activities during the nine months ended September 30, 2007 of $27,488 was due to our loss from continuing operations of ($107,438) and a decrease in accounts receivable of $11,569, offset by an increase in accounts payable and accrued expenses of $87,019 and amortization expense of $4,500.

Net Cash Provided by Financing Activities during the nine months ended September 30, 2007 of $29,624 was due to an officer loan.

Current operations are being funded by licensing fees and loans from our chief executive officer.  All fees through September 30, 2007 are currently included in Fees receivable.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended September, 30 2007 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3 A(T). Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

   During the quarter ended September 30, 2007, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 6. Exhibits

(a) Exhibits

3.1	Restated Certificate of Incorporation. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.2	Amended and Restated By-laws. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.3	Amendment to Certificate of Incorporation.Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2005.

3.4	Amendment to Certificate of Incorporation.Incorporated by reference to the Company's Current Report on Form 8-K, dated March 22, 2006.

4.1	Form of certificate for shares of Common Stock. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

31.1
Certification dated , November 14, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated November 14 , 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brooklyn Cheesecake & Desserts Company, Inc.

By:	/s/Anthony J. Merante
	President, Chief Executive Officer and Chief Financial Officer (principal financial officer and principal accounting officer)	Date: November 14, 2007