Form 10KSB/A
period 2006-12-31
Brooklyn Cheesecake & Desert Com
filed 2008-01-11
CIK 949721

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A2

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

The reports of our independent Certified Public Accountants dated, April 13, 2007 and March 15, 2006 for the December 31, 2006 and 2005 condensed financial statements, respectively contained an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the best of the Company’s knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that none of Messrs. Merante, Schutté, Foti, Borsellino, Rabe or O’Toole filed a Form 4 reporting the cancellation of their outstanding stock option grants and the common stock awards that they received on February 17, 2006.

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal year ended December 31, 2006 by each of the executive officers (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Other Compensation	Total
Anthony J. Merante	2006	$10,000(1)	$0	$11,250(2)	$21,250
President, Chief Executive Officer and Chief Financial Officer
Ron Schutté	2006	$25,000(3)	$0	$11,250(4)	$36,250
Chief Executive Officer

(1) In 2006, Mr. Merante received 8,000 shares of common stock in payment for his service as our only executive officer. These shares were valued at $1.25 per share, which was the last quotation price of our common stock on the Over The Counter Bulletin Board on February 17, 2006.

(2) On February 17, 2006, 9,000 options held by Mr. Merante were cancelled. On December 31, 2006, Mr. Merante did not have any equity awards outstanding. On February 17, 2006, we also granted 9,000 shares of our common stock to Mr. Merante as compensation for his service as a director. This stock issuance resulted in noncash compensation expense to Mr. Merante of $11,250.

(3) Mr. Schutté served as chairman of our board of directors and as our chief executive officer until March 28, 2006. In 2006, Mr. Schutté received 20,000 shares of common stock in payment for his service as our executive officer. These shares were valued at $1.25 per share, which was the last quotation price of our common stock on the Over The Counter Bulletin Board on February 17, 2006.

(4) On February 17, 2006, 9,000 options held by Mr. Schutté were cancelled. On December 31, 2006, Mr. Schutté did not have any equity awards outstanding. On February 17, 2006, we also granted 9,000 shares of our common stock to Mr. Schutté for compensation for his service as a director. This stock issuance resulted in noncash compensation expense to Mr. Schutté of $11,250.

Option Grants in Fiscal 2006

We did not grant any options to any of our Named Executive Officers during the year ended December 31, 2006.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth certain information with respect to aggregate option exercises by the Named Executive Officers in the fiscal year ended December 31, 2006 and with respect to the unexercised options held by the Named Executive Officers as of December 31, 2006.

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-The-Money Options at Fiscal Year End ($) (1)
Name	SharesAcquired onExercise (#)	ValueRealized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony Merante	0	0	0	0	0	0
Ronald Schutté	0	0	0	0	0	0

Compensation of Directors

Our directors receive a fee of $1,000 for attending each meeting of the Board of Directors or a committee thereof. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending such meetings. There was one meeting of the board of directors in 2006 for which the fee was waived.

Name	Fees Earned Or Paid in Cash	Stock Awards	Total

Anthony J. Merante	$0.00	$11,250(1)	$11,250
Carmelo Foti	$0.00	$11,250(1)	$11,250
Liberio Borsellino	$0.00	$11,250(1)	$11,250
David Rabe	$0.00	$11,250(1)	$11,250
Donald O’ Toole	$0.00	$11,250(1)	$11,250

(1) On February 17, 2006, 9,000 options held by each director were cancelled. On December 31, 2006, each director had zero option awards outstanding. On February 17, 2006, we granted each of our directors 9,000 shares of our common stock. These stock grants resulted in noncash compensation expenses of $11,250 to each of our directors, which was calculated using a value of $1.25 per share, which was the last quotation price of our common stock on the Over The Counter Bulletin Board on February 17, 2006. On December 31, 2006, each of our directors held the following number of shares of our common stock that were received as stock awards during their respective tenures as directors:

Name	Number of Shares

Anthony J. Merante	12,739
Carmelo Foti	12,739
Liberio Borsellino	11,024
David Rabe	11,024
Donald O’Toole	9,381

Employment Contracts, Termination of Employment and Change in Control Arrangements

We do not have any employment contracts or change in control arrangements with our named executive officer.

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

Owners of our Common Stock
The following table sets forth, as of March 31, 2007, certain information with respect to beneficial ownership of our common stock as of March 31, 2007 by:
•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our executive officers and directors as a group.

Name and Address	Title	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Anthony J. Merante c/o 20 Passaic Ave Fairfield, NJ 07004	Executive Officer, Director and Beneficial Owner	59,854 (2)	8.7%

Liberio Borsellino c/o 20 Passaic Ave Fairfield, NJ 07004	Director	11,024	1.6%

Carmelo L. Foti c/o 20 Passaic Ave Fairfield, NJ 07004	Director	12,739	1.9%

David Rabe c/o 20 Passaic Ave Fairfield, NJ 07004	Director	11,024	1.6%

Donald O’Toole c/o 20 Passaic Ave Fairfield, NJ 07004	Director	9,381	1.4%

Ronald L. Schutté c/o 20 Passaic Ave Fairfield, NJ 07004	Beneficial Owner	125,369 (3)	18.3%

Wachovia Corporation c/o 20 Passaic Ave Fairfield, NJ 07004	Beneficial Owner	34,680	5.1%

Directors and Named Executive Officers as a Group (5 persons)		104,022	15.2%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)
Does not include 56,000 shares owned by two individuals Charles Brofman and James Bruchetta over which Mr. Merante holds voting rights pursuant to a website development agreement by and between us and the two individuals dated March 1, 2005.

(3)	Includes 2,400 shares which Mr. Schutté owns jointly with his wife.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this Annual Report on Form 10- KSB to be signed on its behalf by the undersigned, thereunto duly authorized on January 11, 2008.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

By: /s/Anthony J. Merante
Chairman, President, Chief Financial Officer and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 11, 2008.

Signatures	Title

/s/ Anthony J. Merante	President, Chief Executive Officer and Chief Financial Officer
Anthony J. Merante

/s/ Carmelo Foti	Director
Carmelo Foti

/s/Liborio Borsellino	Director
Liborio Borsellino

/s/David Rabe	Director
David Rabe

/s/Donald O’Toole	Director
Donald O’Toole