Form 10KSB
period 2007-12-31
Brooklyn Cheesecake & Desert Com
filed 2008-04-14
CIK 949721

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007     Commission File Number: 0-13984

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer's revenue for its most recent fiscal year was $15,787.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, as of March 31, 2008 was approximately $105,094 (based on the average closing bid and asked prices of the registrant’s common stock in the over-the-counter market).

As of March 31, 2008, 684,445 shares of registrant’s common stock, par value $.025 per share, were issued and outstanding (based on the registrant’s 1:25 reverse stock split of outstanding common stock effective March 20, 2006).

Transitional Small Business Disclosure Format (check one):Yes ☐ No ☒

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2007

PART I

FORWARD LOOKING STATEMENTS

Except for historical information, this document contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under “Description of Business” and “Management's Discussion and Analysis”. These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that “we expect,” “we anticipate,” “we intend,” “we believe,” and similar language. We caution that any forward-looking statement made by us in this Form 10-KSB or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-KSB beginning on page 9.

ITEM 1. DESCRIPTION OF BUSINESS

THE FOLLOWING REPORT ON FORM 10-KSB REFLECTS THE REVERSE SPLIT OF OUR ISSUED AND OUTSTANDING COMMON STOCK EFFECTIVE MARCH 20, 2006. UNLESS OTHERWISE NOTED, ALL REFERENCES TO COMMON STOCK IN THIS REPORT TAKE INTO ACCOUNT AND REFLECTS THE REVERSE SPLIT. ADDITIONALLY THIS REPORT REFLECTS THE TRANSFER OF CERTAIN ASSETS TO OUR FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER FOR THE FORGIVENESS AND THE ASSUMPTION OF $1,145,315 OF THE COMPANY’S DEBT OBLIGATIONS.

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

PLAN OF OPERATION

The Company licenses its trademarks to Brooklyn Cheesecake, & Desserts Company, Inc. (a New Jersey Corporation). Fees under the license agreement are calculated at one percent of sales of goods bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark. The license agreement expires on December 31, 2016.

EMPLOYEES

As of December 31, 2007, Brooklyn Cheesecake & Desserts Company had one executive officer and no employees. Anthony J. Merante is the Chairman, President, Chief Financial Officer, Chief Executive Officer and Corporate Secretary.

ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies secured space at 20 Passaic Avenue, Fairfield, NJ 07004 as storage for Company records. The Company continues to use this address as its mailing address.

ITEM 3. LEGAL PROCEEDING

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its Annual Meeting of Shareholders on February 4, 2008 with the following proposals being submitted to a vote of shareholders:

1. To elect five (5) Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified;

2. To ratify the selection of Sherb & Co., LLP as our independent accountants for 2007;

3. To authorize, approve and ratify an exchange transaction pursuant to which we have transferred $734,000 of our assets to Brooklyn Cheesecake & Desserts Company, Inc. (“BCAK-NJ”) in exchange for cancellation of $377,030 of indebtedness to Ronald Schutté and the assumption by BCAK-NJ of our accounts payable, accrued liabilities and obligations under our building lease pursuant to the terms of an Exchange Agreement dated March 28, 2006; and

4. To transact such other business as may properly come before the Annual Meeting and any adjournment or adjournments thereof.

The record date for determining stockholders eligible to vote at the meeting was December 27, 2007. On the record date, there were 684,445 shares of the Company's common stock outstanding and eligible to vote. There were present at the meeting 515,597 shares, representing 75.33% of the common stock outstanding.

Each nominee for the Board of Directors was elected at the Annual Meeting. The following number of votes was cast for and against each nominee.

	For	Against
Anthony J. Merante	515,517	0
Liberio Borsellino	515,517	0
Carmelo L. Foti	515,517	0
David Rabe	515,517	0
Donald O’Toole	515,517	0

The stockholders also approved the three remaining proposals. The following votes were tabulated.

	For	Against	Abstain
Proposal 2	515,517	0	80
Proposal 3	459,411	6,260	660
Proposal 4	452,071	14,180	80

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

Period	High	Low
Fiscal Year 2006:
First Quarter	.30	.26
Second Quarter	.26	.26
Third Quarter	.26	.26
Fourth Quarter	.26	.25
Fiscal Year 2007:
First Quarter	.28	.25
Second Quarter	.28	.25
Third Quarter	.25	.25
Fourth Quarter	.49	.20

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On April 11, 2008, the closing bid price for our common stock was $0.25 per share.

As of March 31, 2008, we had 75 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Computershare Trust Co.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout 2006 and 2007, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

Although management is hopeful that 2008 licensing fees will increase and be sufficient to pay related expenses, they will also look for additional opportunities.

The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included in this Form 10-KSB at Item 7.

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

RESULTS OF OPERATIONS

The Company’s revenues from continuing operations aggregated $15,787 and $13,084 for the years-ended December 31, 2007 and 2006 respectively, an increase of $2,703. The increase is attributable to having a full year of revenue in 2007. Licensing began March 28, 2006.

Selling, general and administrative expenses were $64,243 and $192,383 for the years-ended December 31, 2007 and 2006 respectively, a decrease of $128,140. The decrease was attributable to a reduction of Director fees, insurance expense and professional fees.

Interest expense increased in 2007 to $105,950 from $79,463, a increase of $26,487, or 33.3%, in comparison to a decrease in 2006 to $79,463 from $152,366, a decrease of $72,903, or 47.8%. The 2007 increase was a result of a full year of interest expense in 2007 and reclassifying the first quarter interest expense in 2006 to discontinued operations, in addition to the debt reduction, as part of the exchange agreement with the former chief executive officer.

The gain from discontinued operations decreased to $0 from $143,590 a decrease of $143,590 or 100%. This was a result of the exchange agreement in 2006 whereby the baking operation, which produced substantial losses over the years was no longer included.

SEGMENT INFORMATION

Not applicable.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company’s only source of working capital has been the $8,455,000 received from the issuance of its securities.

As of December 31, 2007, the Company had a negative working capital of $1,061,063 as compared to a negative working capital of $912,657 at December 31, 2006.

Net Cash Used in Operating Activities for the year ended December 31, 2007 of $28,030 was due to our loss from continuing operations of ($154,406) and a decrease in accounts receivable of $5,787, offset by an increase in accounts payable and accrued expenses of $126,163 and amortization expense of $6,000.

Net Cash Provided by Financing Activities during the year ended December 31, 2007 of $29,623 was due to cash advances from the officer.

As of March 31, 2008, the Company had cash of $1,225. We do not have sufficient cash on hand to fund as operations for the next twelve months. Current operations are being funded by licensing fees and cash advances from our chief executive officer. All fees through December 31, 2007 are currently included in fees receivable.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the year ended December, 31 2007 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

RISK FACTORS

Our independent auditors have stated that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern.

The reports of our independent Certified Public Accountants dated, April 8, 2008 and April 13, 2007 for the December 31, 2007 and 2006 condensed financial statements, respectively contained an explanatory paragraph that states that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

The Company and the price of our shares may be adversely affected by the public sale of a significant number of the shares eligible for future sale.

All but a very small number of the outstanding shares of our Common Stock are freely tradable. Sales of Common Stock in the public market could have a material adverse affect on the market price of our common stock. Such sales may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms. The issuance and registration of additional shares could have a significant adverse effect on the trading price of our common stock.

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

The price of our common stock is subject to volatility

Our Common Stock has traded as low as $.20 per share and as high as $.49 per share in the twelve month ended December 31, 2007. Our average trading volume is extremely low. As such, a significant sale of our Common Stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

Our common stock is currently traded on the over-the-counter-bulletin-board and an investor’s availability to trade our common stock may be limited by trading volume

The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over-The-Counter-Bulletin-Board. The average trading volume in our Common Stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2007 was approximately 225 shares.

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

ITEM 7. FINANCIAL STATEMENTS

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and shareholders
Brooklyn Cheesecake & Desserts Company, Inc.

We have audited the accompanying balance sheet of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2007, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from operations for the years ended December 31, 2007 and 2006 and as of December 31, 2007 has a working capital deficiency in the amount of $1,061,063, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
April 8, 2008

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEET - DECEMBER 31, 2007

ASSETS
Current assets:
Cash	$1,593
Accounts receivable	18,871
Total current assets	20,464

Other assets:
Tradename, net of amortization	55,125
Total other assets	55,125

$75,589

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$25,313

Accrued expenses	195,313
Notes payable	815,000
Cash advances, officer	45,901
Total current liabilities	1,081,527

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000 shares, none issued	-
Common stock, $.025 par value, authorized 30,000,000
shares, issued and outstanding 684,445 shares	17,110
Additional paid-in capital	12,254,135
Accumulated deficit	(13,277,183)
Total stockholders' deficiency	(1,005,938)

$75,589

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007		2006
Licensing fees		$15,787		$13,084

Selling, general and administrative expenses		64,243		192,383
Interest expense		105,950		79,463
		(170,193)		(271,846)

Loss from continuing operations		(154,406)		(258,762)

Discontinued operations
Loss from discontinued operations		-		(383,781)
Gain on disposal of assets		-		527,371
Gain (loss) from discontinued operations		-		143,590

Net loss		($ 154,406)		($ 115,172)

Earnings per common share:
Basic and diluted:

Loss from continuing operations		$(0.23)		$(0.39)
Gain (loss) from discontinued operations		$-		$0.22

Net loss per common share	$	(0.23)	$	(0.17)

Weighted average number of common shares outstanding basic and diluted		684,445		666,369

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock
	Number		Additional		Total
	of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2005	541,013	$13,525	$12,078,449	($13,007,605)	($915,631)

Stock issued for salary	40,400	1,010	49,490	-	50,500
Stock issued for professional services	30,000	750	36,750	-	37,500
Stock issued for repayment of debt	9,032	225	11,046	-	11,271
Stock issued for directors’ fees	64,000	1,600	78,400	-	80,000
Net loss for the year ended December 31, 2006	-	-	-	(115,172)	(115,172)

Balance at December 31, 2006	684,445	17,110	12,254,135	(13,122,777)	(851,532)

Net loss for the year ended December 31, 2007	-	-	-	(154,406)	(154,406)

Balance at December 31, 2007	684,445	$17,110	$12,254,135	($13,277,183)	($1,005,938)

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
Operating activities:
Loss from continuing operations	($154,406)	($258,762)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities: Amortization	6,000	6,000
Increase (decrease) in operating assets and liabilities:
Fees receivable	(5,787)	(13,084)
Prepaid expenses	-	20,671
Accounts payable	16,313	9,000
Accrued expenses	109,850	85,463
Net cash used in operating activities	(28,030)	(150,712)

Loss from discontinued operations	-	(383,781)
Adjustments to reconcile loss from discontinued operations to net cash provided used in discontinued operating activities:
Gain on disposal of assets	-	527,371
Depreciation	-	31,654
Common stock issued for services	-	168,000
Decrease in net assets from discontinued operations	-	422,573
Decrease in net liabilities from discontinued operations	-	(646,185)
Net cash provided by discontinued operations	-	119,632

Investing activities:
Sale of property & equipment	-	249,198

Net cash provided by investing activities	-	249,198

Financing activities:
Proceeds from notes payable	-	15,000
Proceeds from cash advances, officer	29,623	16,278
Principal payment of notes payable	-	(208,241)
Principal payment of officers’ loans	-	(48,599)
Net cash provided by (used in) financing activities	29,623	(225,562)

Net increase (decrease) in cash and cash equivalents	1,593	(7,444)

Cash and cash equivalents, beginning of year	-	7,444

Cash and cash equivalents, end of year	$1,593	$-
Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

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

During the years ended December 31, 2007 and 2006, the Company incurred losses from continuing operations in the amount of $154,406 and $258,762, respectively, and as of December 31, 2007 had a net working capital deficiency of $1,061,063.

2.	Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:

Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at December 31, 2007.

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

Net (Loss) Income per Share:

The Company computes net (loss) income per share in accordance with SFAS No. 128 Earnings Per Share. Basic net (loss) income per share is based on the weighted average common shares outstanding during the same period.   Diluted net (loss) income adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At December 31, 2007, the Company had no such securities outstanding.

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
YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Stock Based Compensation:

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method, SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the statement of operations.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of, accounts receivable, accounts payable, accrued expenses, and notes payable.  The carrying amounts of the financial instruments reported in the balance sheet approximate fair value based on the short-term maturities of these instruments.

Reclassifications:

Certain reclassifications have been made to the prior year's financial statements to conform to current year's presentation. Such reclassifications had no effect on the reported net loss or net stockholders deficit.

Recent accounting pronouncements:

In February 2006, the Financial Accounting Standards Board (“the FASB”) issued Statement No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140”. Management does not believe that this SFAS No. 155 will have a significant impact, as the Company does not use such instruments.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company intends to adopt FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP will not have a material effect upon the Company’s financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

2.	Summary of significant accounting policies (continued):

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material effect on the Company’s financial statements.

In March 2006, the FASB issued FASB Statement No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”), which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that SFAS No. 156 will have no impact on the financial statements of the Company once adopted.

In September 2005, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practices. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes SFAS 157 will have no impact on the financial statements of the Company once adopted.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158) . SFAS No. 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. Management believes that the adoption of SFAS No. 158 will not have a material effect on the Company’s financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

2.	Summary of significant accounting policies (continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management is currently assessing the impact of the adoption of this standard on its financial statements.

In December 2007 FASB issued FAS 141(R) “Business Combinations” and FAS 160 “Noncontrolling Interests in Consolidated Financial Statements”. These statements are effective for fiscal years, and interim periods within those fiscal years in case of FAS 160, beginning on or after December 15, 2008. Earlier adoption is prohibited. Together these statements revise the accounting rules with respect to accounting for business combinations. Specifically, the objective of FAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that the reporting entity provides in its financial reports about a business combination and its effects. This statement thus establishes principles and requirements for how the acquirer:

•	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;

•	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

•	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

The objective of FAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

•
The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

•	The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

•
Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

2.	Summary of significant accounting policies (continued):

When a subsidiary is deconsolidated, any retaining noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retaned investment.

•	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrollng owners.

Together these statements are not currently expected to have a significant impact on the entity’s financial statements. A significant impact may however be realized on any future acquisition(s) by the Company. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisition(s), if any.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

3.	Concentration of credit risk and major customers:

The Company maintains all of its cash balances in a New Jersey financial institution. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At December 31, 2007, the Company had no uninsured cash balances.

For the years ended December 31, 2007 and 2006 one customer, Brooklyn Cheesecake & Desserts Company, Inc. (New Jersey), represented 100% of our total revenues, $15,787 and $13,084 respectively. As of December 31, 2007 and 2006 respectively accounts receivable from this customer was $18,871 and $13,084.

4.	Tradename and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake & Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $6,000 and $6,000, respectively, for the years ended December 31, 2007 and 2006.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake and Desserts Company, Inc. trademarks.

The following is a schedule of future amortizations on the trade name:

Years Ended December 31,
2008	6,000
2009	6,000
2010 2011 2012 Thereafter	6,000 6,000 6,000 25,125
$55,125

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

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

6.	Cash Advances Officer:

Anthony Merante, the Company’s Chairman, President and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations. These advances bear no interest and are payable on demand.

7.	Common stock:

The Company did not issue any common stock during the year ended December 31, 2007.

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

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

8.	Income taxes:

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

The Company had a net loss of $154,406 during the year ended December 31, 2007 and had no Federal or State income tax obligations. The Company had no significant deferred tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2007 other than net operating losses.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carryforward of approximately $6,000,000. The Company has made no provision for a deferred tax asset nor for increase in such due to a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

The Company's loss carryforward of approximately $6,000,000 may be offset against future taxable income. The carryforward losses expire at the end of the years 2017 through 2027

The utilization of the above loss carryforwards, for federal income tax purposes, may be subject to limitation resulting from changes in ownership.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

9.	Common stock options:

The Board of Directors has full authority and discretion to determine the eligible participants to be granted stock options, the exercise option price, the date of issuance and the date of expiration. There were 0 options granted during the calendar years 2007 and 2006.

Information relating to stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	$143,432	$2.22
Cancelled	(143,142)	(2.22)
Outstanding at December 31, 2006	-	-
Granted	-	-
Outstanding at December 31, 2007	-	-
Options exercisable at December 31, 2006	-	-
Options exercisable at December 31, 2007	-	-

10.	Exchange Agreement:

On March 28, 2006, the Company entered into an exchange agreement with Ronald L. Schutté its former Chairman and CEO whereby the Company exchanged $1,145,315 in assets in exchange for $1,145,315 of the $1,945,315 liabilities of the company which included some of the debt due to Mr. Schutté. The balance of the Company’s $800,000 obligation to Mr. Schutté will be extinguished upon the Company raising additional capital. Mr. Schutté also assumed the balance of the building lease and various equipment leases. The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks. Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary. Licensing fees were $15,787 and $13,084 for 2007 and 2006 respectively.

11.	Discontinued Operations:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         As of December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the year ended December 31, 2007.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States;

•	Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, such as resource constraints, human error, lack of knowledge or awareness and the possibility of intentional circumvention of these controls, internal control over financial reporting may not prevent or detect misstatements. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB .

Date: April 14, 2008

/s/ Anthony J. Merante
Anthony J. Merante President, Chief Executive Officer and Chief Financial Officer

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning the Board of Directors and Executive Officers

The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or Executive Officer, Age and Position Held with Company	Principal Occupation For Previous Five Years	Date of Initial Election as Director
Anthony J. Merante, 47 Chairman, President, Chief Financial Officer, Chief Executive Officer, and Corporate Secretary	Certified Public Accountant Chief Financial Officer	January 2003

Carmelo Foti, 55 Director	VP & Manager Credit & Marketing National Bank Of Egypt, NY Branch	January 2003

Liborio Borsellino, 52 Director	Partner, RBC and Associates	August 2004

David Rabe, 46 Director	President, Interpro Systems, Inc.	August 2004

Donald O’Toole, 56 Director	Senior Vice-president, Petry TV, Inc.	August 2005

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the best of the Company’s knowledge, based solely on review of the copies of such forms furnished to the Company, we do not believe that any of our officers, directors are greater than ten percent stockholders had any delinquent filings pursuant to section 16(a) of the Securities Exchange Act in 2007.

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2007 and 2006 by each of the executive officers (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Option Awards ($)	Other Compensation		Total
Anthony J. Merante	2006	$10,000	(1)	$0	$11,250	(2)	$21,250
President, Chief Executive Officer and Chief Financial Officer	2007	0		0	0		0
Ron Schutté	2006	$25,000	(3)	$0	$11,250	(4)	$36,250
Chief Executive Officer

(1) In 2006, Mr. Merante received 8,000 shares of common stock in payment for his service as our only executive officer. These shares were valued at $1.25 per share, which was the last quotation price of our common stock on the Over The Counter Bulletin Board on February 17, 2006.

(2) On February 17, 2006, 9,000 options held by Mr. Merante were cancelled. On December 31, 2007 and 2006, Mr. Merante did not have any equity awards outstanding. On February 17, 2006, we also granted 9,000 shares of our common stock to Mr. Merante as compensation for his service as a director. This stock issuance resulted in noncash compensation expense to Mr. Merante of $11,250.

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

Option Grants in Fiscal 2007

We did not grant any options to any of our Named Executive Officers during the year ended December 31, 2007.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth certain information with respect to aggregate option exercises by the Named Executive Officers in the fiscal years ended December 31, 2007 and 2006 and with respect to the unexercised options held by the Named Executive Officers as of December 31, 2007 and 2006.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-The-Money Options
	Acquired on	Value	Options at Fiscal Year End (#)		at Fiscal Year End ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
2007
Anthony Merante	0	0	0	0	0	0

2006
Anthony Merante	0	0	0	0	0	0
Ronald Schutté	0	0	0	0	0	0

Compensation of Directors
Our directors receive a fee of $1,000 for attending each meeting of the Board of Directors or a committee thereof. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending such meetings. There was one meeting of the board of directors in 2006 for which the fee was waived. There were no meetings in 2007.
Name	Fees Earned Or Paid in Cash	Stock Awards	Total
2007
Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

2006
Anthony J. Merante	$0.00	$11,250(1)	$11,250
Carmelo Foti	$0.00	$11,250(1)	$11,250
Liberio Borsellino	$0.00	$11,250(1)	$11,250
David Rabe	$0.00	$11,250(1)	$11,250
Donald O’ Toole	$0.00	$11,250(1)	$11,250

(1) On February 17, 2006, 9,000 options held by each director were cancelled. On December 31, 2007 and 2006, each director had zero option awards outstanding. On February 17, 2006, we granted each of our directors 9,000 shares of our common stock. These stock grants resulted in noncash compensation expenses of $11,250 to each of our directors, which was calculated using a value of $1.25 per share, which was the last quotation price of our common stock on the Over The Counter Bulletin Board on February 17, 2006.

On December 31, 2007, each of our directors held the following number of shares of our common stock that were received as stock awards during their respective tenures as directors:

Name	Number of Shares
Anthony J. Merante	12,739
Carmelo Foti	12,739
Liberio Borsellino	11,024
David Rabe	11,024
Donald O’ Toole	9,381

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

Owners of our Common Stock

The following table sets forth, as of march 31, 2008, certain information with respect to beneficial ownership of our common stock as of March 31, 2008 by:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

3.1	Restated Certificate of Incorporation. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.2	Amended and Restated By-laws. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.3.	Amendment to Certificate of Incorporation Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2005.

3.4.	Amendment to Certificate of Incorporation Incorporated by reference to the Company's Current Report on Form 8-K, dated March 22, 2006.

4.1	Form of certificate for shares of Common Stock. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

4.2	Form of Representatives Warrant. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

10.1	Modification agreement between the Company and Ronald L. Schutté dated April 30, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated May 5, 2005.

10.2	Modification agreement between the Company and Ronald L. Schutté dated May 20, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated May 26, 2005.

10.3	Modification agreement between the Company and Ronald L. Schutté dated June 17, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2005.

10.4	Modification agreement between the Company and Ronald L. Schutté dated July 31, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated August 4, 2005.

10.5	Factoring Agreement between the Company and Rockland Credit Finance LLC, dated August 26, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated September 1, 2005.

10.6	Financing Agreement between the Company and Rockland Credit Finance LLC, dated August 26, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated September 1, 2005.

10.7	Modification agreement between the Company and Ronald L. Schutté dated November 30, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated December 7, 2005.

10.8	Note dated January, 31 2006 between the Company and Ronald L. Schutté. Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2006.

10.9	Note dated January, 31 2006 between the Company and Anthony J. Merante. Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2006.

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

*31.1
Certification dated April 14, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

*32.1
Certification dated April 14, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

*  Filed Herewith.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb and Co., LLP our present Accountants during 2007 and 2006.

	Fiscal 2007	Fiscal 2006
Audit Fees	$15,500	$15,000
Audit-Related Fees	1,000	0
Tax Fees	0	0
All Other Fees	0	0
Total	$16,500	$15,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal years 2007 and 2006 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

By:	/s/ Anthony J. Merante
Chairman, President, Chief Financial Officer and Chief Executive Officer
April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signatures	Title
/s/ Anthony J. Merante	President, Chief Executive Officer and Chief Financial Officer
Anthony J. Merante April 14, 2008

/s/ Carmelo Foti	Director
Carmelo Foti April 14, 2008

/s/Liborio Borsellino	Director
Liborio Borsellino April 14, 2008

/s/David Rabe	Director
David Rabe April 14, 2008

/s/Donald O’Toole	Director
Donald O’Toole April 14, 2008