Form 10-Q
period 2008-03-31
Brooklyn Cheesecake & Desert Com
filed 2008-05-20
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 1-13984

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
(Exact name of registrant as specified in its charter)

New York	13-3832215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

800 Westchester Avenue, Suite N405, Rye Brook, NY 10573
(Address of principal executive offices)

(914) 701-0170
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 20, 2007, there were 684,445 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$1,175	$1,593
Fees receivable	21,972	18,871

Total current assets	23,147	20,464

Other assets:
Tradename, net of amortization	53,625	55,125

Total other assets	53,625	55,125

	$76,772	$75,589

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$39,051	$25,313
Accrued expense	215,900	195,313
Notes payable	815,000	815,000
Cash advances, officer	57,600	45,901

Total current liabilities	1,127,551	1,081,527

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 30,000,000 shares, issued and outstanding 684,445 shares	17,110	17,110
Additional paid in capital	12,254,135	12,254,135
Accumulated deficit	(13,322,024)	(13,277,183)
Total stockholders’ deficiency	(1,050,779)	(1 ,005,938)
Total liabilities and stockholders’ deficiency	$76,772	$75,589

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31
(UNAUDTIED)

	2008		2007

Licensing fees		$3,101		$3,226

Selling, general and administrative expenses		21,456		7,082
Interest expense		26,487		26,487

		47,943		33,569

Net Loss		$(44,842)	$	(30,343)

Earnings per common share:
Basic and diluted	$	(0.07)	$	(0.05)

Weighted average number of common shares outstanding:
Basic and Diluted		684,445		684,445

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	2008	2007

Operating activities:
Net loss	$(44,842)	$(30,343)
Amortization	1,500	1,500
Increase (decrease) in operating assets and liabilities:
Fees receivable	(3,101)	(3,226)
Accounts payable	13,738	-
Accrued expenses	20,588	22,987
Net cash used in operating activities	(12,117)	(9,082)

Financing activities:
Proceeds from cash advances, officer	11,699	9,082
Net cash provided by financing activities	11,699	9,082

Net decrease in cash and cash equivalents	(418)	-

Cash and cash equivalents, beginning of year	1,593	-

Cash and cash equivalents, end of period	$1,175	$-

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

1.	Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 14, 2008.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

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

The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At March 31, 2008, the Company had no uninsured cash balances.

3.	Tradename and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $1,500 and $1,500 for the three months ended March 31, 2008 and 2007.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $3,101 and $3,226 for the three months ended March 31, 2008 and 2007.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

3.	Tradename and licensing agreements (continued):

The following is a schedule of future amortizations on the trade name:

2008	$6,000
2009	6,000
2010	6,000
2011	6,000
2012	6,000
Thereafter	23,625
$53,625

4.	Notes payable:

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

Anthony Merante, the Company’s Chairman, President and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations. These advances bear no interest and are payable on demand. Advances during the three months ended March 31, 2008 totaled $11,699.

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

The Company has a loss carry-forward of approximately $6,000,000 that may be offset against future taxable income. The carry-forward losses expire at the end of the years 2017 through 2027. Utilization of the Company’s operating loss carry-forwards could be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” ”believe,” “estimate,” ”continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10KSB filed on April 14, 2008. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have experienced this lack of liquidity throughout 2007 and the first four months of 2008, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

Although we are hopeful that licensing fees will increase in the future and be sufficient to pay related expenses, we will also look for additional opportunities.

The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q.

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

Stock Based Compensation:

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transaction using the intrinsic value method prescribed under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

Results of Operations

 Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Licensing fees aggregated $3,101 and $3,226 for the three months ended March 31, 2008 and 2007, a decrease of $125 or 4%. The decrease is a result of a decrease in product sales on trade name licensed products.

Selling, general and administrative expenses totaled $21,456 and $7,082 for the three months ended March 31, 2008 and 2007. The increase of $14,374 or 203% was the result of costs incurred for our annual meeting of shareholders held February 4, 2008.

Interest expense was $26,487 and $26,487 for the three months ended March 31, 2008 and 2007. There was no change. Interest is charged at 13% on the $815,000 note payable.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of March 31, 2008, we had negative working capital of $1,104,404 as compared to negative working capital of $1,061,063 at December 31, 2007.

Net Cash Used in Operating Activities during the three months ended March 31, 2008 of $12,117 was due to our net loss of $44,842 and a increase in fees receivable of $3,101, offset by an increase in accounts payable and accrued expenses of $34,326 and amortization expense of $1,500.

Net Cash Provided by Financing Activities during the three months ended March 31, 2008 of $11,699 was due to an officer advance.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2008 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4 T. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2008, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings.

Item 1A. Risk Factors

This disclosure is not required for a small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

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

31.1
Certification dated May 20, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated May 20, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brooklyn Cheesecake & Desserts Company, Inc.

By:	/s/Anthony J. Merante
President, Chief Executive Officer and Chief Financial Officer		Date: May 20, 2008
(principal financial officer and principal accounting officer)