Form 10-Q
period 2008-06-30
Brooklyn Cheesecake & Desert Com
filed 2008-08-13
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2008, there were 684,445 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(1)
ASSETS

Current assets:
Cash	$25	$1,593
Accounts receivable	23,972	18,871

Total current assets	23,997	20,464

Other assets:
Tradename, net of amortization	52,125	55,125

Total other assets	52,125	55,125

	$76,122	$75,589

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$45,292	$25,313
Accrued expense	242,188	195,313
Notes payable	815,000	815,000
Cash advances, officer	59,208	45,901

Total current liabilities	1,161,688	1,081,527

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 30,000,000 shares, issued and outstanding 684,445 shares	17,110	17,110
Additional paid in capital	12,254,135	12,254,135
Accumulated deficit	(13,356,811)	(13,277,183)
Total stockholders’ deficiency	(1,085,566)	(1,005,938)

Total liabilities and stockholders’ deficiency	$76,122	$75,589

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JUNE 30, 2008
(UNAUDTIED)
	Six Months		Three Months
	Ended June 30		Ended June 30

	2008	2007	2008	2007

Licensing fees	$5,101	$5,053	$2,000	1,827

Selling, general and administrative expenses	31,755	22,408	10,299	15,326
Interest expense	52,975	52,975	26,487	26,487
	84,730	75,383	36,786	41,813

Net loss	$(79,629)	$(70,330)	$(34,786)	$(39,986)

Earnings per common share: Basic and diluted:	$(.12)	$(.10)	$(.05)	$(.06)

Weighted average number of common shares outstanding	684,445	684,445	684,445	684,445

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	2008	2007

Operating activities:
Net loss	$(79,629)	$(70,330)
Amortization	3,000	3,000
Increase (decrease) in operating assets and liabilities:
Fees receivable	(5,101)	(5,053)
Accounts payable	19,979	(6,780)
Accrued expenses	46,875	51,675
Net cash used in operating activities	(14,876)	(27,488)

Financing activities:
Proceeds from cash advances, officer	13,308	29,624
Net cash provided by financing activities	13,308	29,624

Net (decrease) increase in cash and cash equivalents	(1,568)	2,136

Cash and cash equivalents, beginning of year	1,593	-

Cash and cash equivalents, end of period	$25	$2,136

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending June 30, 2008 upon adoption.

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

The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At June 30, 2008, the Company had no uninsured cash balances.

3. Tradename and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $3,000 and $3,000 for the six months ended June 30, 2008 and 2007.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $5,101 and $5,053 for the six months ended June 30, 2008 and 2007.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

3. Tradename and licensing agreements (continued):

The following is a schedule of future amortizations on the trade name:

2008	$6,000
2009	6,000
2010	6,000
2011	6,000
2012	6,000
Thereafter	22,125
$52,125

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

5. Cash Advances Officer:

Anthony Merante, the Company’s Chairman, President and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations. These advances bear no interest and are payable on demand. Advances during the six months ended June 30, 2008 totaled $13,308.

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
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

We have experienced this lack of liquidity throughout 2007 and the first seven months of 2008, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

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

Results of Operations

 Six and Three Months Ended June 30, 2008 Compared to Six and Three Months Ended June 30, 2007

Licensing fees aggregated $5,101 and $5,053 for the six months ended June 30, 2008 and 2007, an increase of $48 or 1%. The increase is a result of a increase in product sales on trade name licensed products. The $173 licensing fee increase for the three months ended June 30, 2008 as compared to June 30, 2007 was a result of higher product sales on trade name licensed products.

Selling, general and administrative expenses totaled $31,755 and $22,408 for the six months ended June 30, 2008 and 2007. The increase of $9,347 or 41% was the result of costs incurred for our annual meeting of shareholders held February 4, 2008. Selling, general and administrative expenses for the three months ended June 30, 2008 decreased to $10,299 from $15,326 for the three months ended June 30, 2007. This is a decrease of $5,072 or 32.5%. This is a result of lower legal fees and public filing related costs.

Interest expense was $52,975 and $52,975 for the six months ended June 30, 2008 and 2007. Interest expense for the three months ended June 30, 2008 and 2007 was $26,487 and $26,488. There was no change. Interest is charged at 13% per annum on the $815,000 note payable.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of June 30, 2008, we had negative working capital of $1,137,691 as compared to negative working capital of $1,061,063 at December 31, 2007.

Net Cash Used in Operating Activities during the six months ended June 30, 2008 of $14,876 was due to our net loss of $79,629 and an increase in fees receivable of $5,101, offset by an increase in accounts payable and accrued expenses of $66,854 and amortization expense of $3,000.

Net Cash Provided by Financing Activities during the six months ended June 30, 2008 of $13,308 was due to an officer advance.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2008 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4 T. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended June 30, 2008, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

31.1
Certification dated August 13, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated August 13, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brooklyn Cheesecake & Desserts Company, Inc.

By:	/s/Anthony J. Merante
President, Chief Executive Officer and Chief Financial Officer		Date: August 13, 2008
(principal financial officer and principal accounting officer)