Form 10-Q
period 2008-09-30
Brooklyn Cheesecake & Desert Com
filed 2008-10-08
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

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

As of October 8, 2008, there were 684,445 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007 (1)

ASSETS

Current assets:
Cash	$7,950	$1,593
Accounts receivable	25,112	18,871

Total current assets	33,062	20,464

Other assets:
Tradename, net of amortization	50,625	55,125

Total other assets	50,625	55,125

	$83,687	$75,589

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$46,845	$25,313
Accrued expense	268,675	195,313
Notes payable	815,000	815,000
Cash advances, officer	69,209	45,901

Total current liabilities	1,199,729	1,081,527

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 30,000,000 shares, issued and outstanding 684,445 shares	17,110	17,110
Additional paid in capital	12,254,135	12,254,135
Accumulated deficit	(13,387,287)	(13,277,183)
Total stockholders’ deficiency	(1,116,042)	(1,005,938)
Total liabilities and stockholders’ deficiency	$83,687	$75,589

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

	Nine Months Ended September 30				Three Months Ended September 30
	2008		2007		2008		2007

Licensing fees		$6,241		$11,569		$1,140		6,516

Selling, general and administrative expenses		36,882		39,544		5,127		14,638
Interest expense		79,463		79,463		26,488		26,487

		116,345		119,007		31,615		41,125

Net loss	$	(110,104)	$	(107,438)	$	(30,475)	$	(34,609)

Earnings per common share:
Basic and diluted:		$(.16)		$(.16)		$(.05)		$(.05)

Weighted average number of common shares outstanding		684,445		684,445		684,445		684,445

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	2008	2007

Operating activities:
Net loss	$(110,104)	$(107,438)
Amortization	4,500	4,500
Increase (decrease) in operating assets and liabilities:
Fees receivable	(6,241)	(11,569)
Accounts payable	21,532	9,458
Accrued expenses	73,362	77,561
Net cash used in operating activities	(16,951)	(27,488)

Financing activities:
Proceeds from cash advances, officer	23,308	29,624
Net cash provided by financing activities	23,308	29,624

Net increase in cash and cash equivalents	6,357	2,136

Cash and cash equivalents, beginning of year	1,593	-

Cash and cash equivalents, end of period	$7,950	$2,136

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending September 30, 2008 upon adoption.

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

The Company maintains all of its cash balances in New Jersey financial institutions. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $100,000. At September 30, 2008, the Company had no uninsured cash balances.

3. Tradename and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $4,500 and $4,500 for the nine months ended September 30, 2008 and 2007, respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $6,241 and $11,569 for the nine months ended September 30, 2008 and 2007, respectively.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

3. Tradename and licensing agreements (continued):

The following is a schedule of future amortizations on the trade name:

2008	$6,000
2009	6,000
2010	6,000
2011	6,000
2012	6,000
Thereafter	20,625
$50,625

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

5. Cash Advances Officer:

Anthony Merante, the Company’s Chairman, President and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations. These advances bear no interest and are payable on demand. Advances during the nine months ended September 30, 2008 totaled $23,308.

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
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

We have experienced this lack of liquidity throughout 2007 and the first nine months of 2008, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

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

Results of Operations

 Nine and Three Months Ended September 30, 2008 Compared to Nine and Three Months Ended September 30, 2007

Licensing fees aggregated $6,241 and $11,569 for the nine months ended September 30, 2008 and 2007, a decrease of $5,328 or 46%. The decrease is a result of a decrease in product sales on trade name licensed products. The $5,376 licensing fee decrease for the three months ended September 30, 2008 as compared to September 30, 2007 was a result of lower product sales on trade name licensed products.

Selling, general and administrative expenses totaled $36,882 and $39,544 for the nine months ended September 30, 2008 and 2007. This is a decrease of $2,662 or 6%. Selling, general and administrative expenses for the three months ended September 30, 2008 decreased to $5,127 from $14,638 for the three months ended September 30, 2007. This is a decrease of $9,511 or 65%. These reductions are a result of lower legal fees.

Interest expense was $79,463 and $79,463 for the nine months ended September 30, 2008 and 2007. Interest expense for the three months ended September 30, 2008 and 2007 was $26,488 and $26,487. There was no change. Interest is charged at 13% per annum on the $815,000 note payable.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of September 30, 2008, we had negative working capital of $1,166,667 as compared to negative working capital of $1,061,063 at December 31, 2007.

Net Cash Used in Operating Activities during the nine months ended September 30, 2008 of $16,951 was due to our net loss of $110,104 and an increase in fees receivable of $6,241, offset by an increase in accounts payable and accrued expenses of $94,894 and amortization expense of $4,500.

Net Cash Provided by Financing Activities during the nine months ended September 30, 2008 of $23,308 was due to an officer advance.

Although we have previously been successful in obtaining sufficient capital funds through issuance of common stock and warrants, there can be no assurance that we will be able to do so in the future especially given the recent liquidity crisis in the credit markets. We expect that the continued deterioration in the worldwide economy will adversely affect licensing fee revenue.

Inflation and Seasonality

Licensing revenue will vary since it is tied to peak baking seasons. Revenues are generally higher during holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover than they are during other times of the year.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2008 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4 T. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of September 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended September 30, 2008, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

31.1
Certification dated October 8, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated October 8, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brooklyn Cheesecake & Desserts Company, Inc.

By:	/s/Anthony J. Merante
President, Chief Executive Officer and Chief Financial Officer		Date: October 8, 2008
(principal financial officer and principal accounting officer)