Form 10-K
period 2008-12-31
Brooklyn Cheesecake & Desert Com
filed 2009-04-14
CIK 949721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008	Commission File Number: 0-13984

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3832215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Westchester Ave, Suite N405 Rye Brook, NY	10573
(Address of principal executive offices)	(Zip Code)

                       (914) 701-0170
(Registrant’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.025 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of common stock, par value $.025 per share, held by non-affiliates at June 30,2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $105,094 . Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2008.

As of March 31, 2009, 684,445 shares of registrant’s common stock, par value $.025 per share, were issued and outstanding.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

PART I

FORWARD LOOKING STATEMENTS

Except for historical information, this document contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under “Business” and “Management's Discussion and Analysis”.  These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that “we expect,” “we anticipate,” “we intend,” “we believe,” and similar language.  We caution that any forward-looking statement made by us in this Form 10-K or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-K beginning on page 4.

ITEM 1.  BUSINESS

GENERAL

Brooklyn Cheesecake & Desserts Company, Inc. was incorporated in November 1993. The Company's executive offices are located at 800 Westchester Avenue, Suite N405, Rye Brook, NY 10573 and its telephone number is (914) 701-0170. The Company licenses its Brooklyn Cheesecake & Desserts Company trademark to Brooklyn Cheesecake & Desserts Company, Inc. (a New Jersey Company).  These licensing fees are presently its only source of revenue.

From March 2002 through March 2006, the Company was a manufacturer of baking and confectionary products.  In March 2006, the Company entered into an Exchange Agreement pursuant to which it exchanged its baking equipment and other fixed assets and JMS Specialty, its wholly owned subsidiary, for the satisfaction and assumption of approximately $1,145,000 of outstanding liabilities and obligations owed to Ronald L. Schutte, its former president and chief executive officer. The Company retained its trademarks and now licenses these trademarks to a New Jersey corporation formed by Mr. Schutte to continue the baking operations that were transferred to him pursuant to the Exchange Agreement.  This is the Company’s only present customer and there is no certainty that the Company would be able to license these trademarks to other third partners if its existing customer would permit it to do so.

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

EMPLOYEES

As of December 31, 2008, Brooklyn Cheesecake & Desserts Company had one executive officer and no employees. Anthony J. Merante is the Chairman, President, Chief Financial Officer, Chief Executive Officer and Corporate Secretary.

ITEM 1A. RISK FACTORS

Our independent registered public accounting firm has stated that our recurring losses from operations and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

The reports of our Independent Registered Public Accounting Firm dated, April 10, 2009 and April 8, 2008 for the December 31, 2008 and 2007 condensed financial statements, respectively contained an explanatory paragraph that states that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern.  The condensed financial statements do not include any adjustments that might result from the outcome of that uncertainty.  We believe we will need to raise more money to finance our operations and sustain our business model.  We may not be able to obtain additional financing on acceptable terms, or at all.   Any failure to raise additional financing will likely place us in significant financial jeopardy.

The Company and the price of its shares may be adversely affected by the resale of a significant number of the shares eligible for future sale.

All but a very small number of the outstanding shares of our common stock are eligible for resale.  Resales of these shares of common stock in the public market could have a material adverse affect on the market price of our common stock.  Such sales may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms. The issuance and registration of additional shares could have a significant adverse effect on the trading price of our common stock.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The price of our common stock is subject to volatility

Our common stock has traded as low as $.25 per share and as high as $.45 per share during the twelve months ended December 31, 2008.  Our average trading volume is extremely low.  As such, a significant sale of newly issued shares of our common stock or resale of the issued and outstanding shares of our common stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

•	Price and volume fluctuation in the stock market at large which do not relate to our operating performance;
•	Fluctuation in our operating results;
•	Concerns about our ability to finance our continuing operations;
•	Financing arrangements which may require the issuance of a significant number of shares in relation to the number shares of our common stock currently outstanding; or
•	Fluctuations in market demand and supply of our products.

Our common stock is currently eligible for quotation on the over-the-counter-bulletin-board and an investor’s ability to trade our common stock may be limited by trading volume

The trading volume in our common shares has been relatively limited.  A consistently active trading market for our common stock may not continue on the Over-The-Counter-Bulletin-Board.  The average daily trading volume in our common stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2008 was negligible.

Possible adverse effect of issuance of preferred stock

Our Restated Certificate of Incorporation authorizes the issuance of 2,000,000 shares of Preferred Stock, with designations, rights and preferences as determined from time to time by the Board of Directors. As a result of the foregoing, the Board of Directors can issue, without further shareholder approval, Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock.  The issuance of Preferred Stock could, under certain circumstances, discourage, delay or prevent a change in control of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company occupies secured space at 20 Passaic Avenue, Fairfield, NJ 07004 as storage for Company records.  As the Company no longer has manufacturing operations, it believes that this space is sufficient for its present operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "BCKE" effective March 22, 2006.  Prior to that, the Company’s Common Stock was quoted on the OTCBB under the symbol “BCAK”.  The following table sets forth the range of quarterly high and low bid prices, as reported during the last two fiscal years.

Period	High	Low

Fiscal Year 2007:
First Quarter	.28	.25
Second Quarter	.28	.25
Third Quarter	.25	.25
Fourth Quarter	.49	.20

Fiscal Year 2008:
First Quarter	.40	.25
Second Quarter	.25	.25
Third Quarter	.25	.25
Fourth Quarter	.25	.25

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  On April 11, 2009, the closing bid price for our common stock was $0.15 per share.

HOLDERS

As of March 31, 2009, we had 75 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Computershare Trust Co.

DIVIDEND POLICY

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights compensation plans (excluding securities reflected in column (a)) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	2,000,000

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	2,000,000

ITEM 6. SELECTED FINANCIAL DATA

Brooklyn Cheesecake and Desserts Company, Inc., a smaller reporting company, is not required to provide information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout 2007 and  2008, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

Although management is hopeful that 2009 licensing fees will be sufficient to pay related expenses, they will also look for additional opportunities.

The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included in this Form 10-K at Item 8.

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

RESULTS OF OPERATIONS

The Company’s licensing fees were $10,698 and $15,787 for the years ended December 31, 2008 and 2007 respectively, a decrease of $5,089 or 32.2%. The decrease is attributable to lower sales of baking goods by the licensee of the Company’s trademarks due to the current economic situation.

Selling, general and administrative expenses were $54,606 and $64,243 for the years ended December 31, 2008 and 2007 respectively, a decrease of $9,637 or 15%. The decrease was attributable to a reduction of legal fees.

Interest expense was unchanged in 2008 at $105,950 as the amount of debt outstanding was unchanged and our obligations are all fixed rate loans.

SEGMENT INFORMATION

Not applicable.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company’s only source of working capital has been the $8,455,000 received from the issuance of its securities.

As of December 31, 2008, the Company had a negative working capital of $1,204,921 as compared to a negative working capital of $1,061,063 at December 31, 2007.

Net Cash Used in Operating Activities for the year ended December 31, 2008 of $24,843 was due to our loss from continuing operations of ($149,858) and a decrease in fees receivable of $6,343, offset by an increase in accounts payable and accrued expenses of $125,358 and amortization expense of $6,000.

Net Cash Provided by Financing Activities during the year ended December 31, 2008 of $27,308 was due to cash advances from the officer.

As of March 31, 2009, the Company had cash of $1,646. We do not have sufficient cash on hand to fund our operations for the next twelve months. Current operations are being funded by licensing fees and cash advances from our chief executive officer.

INFLATION AND SEASONALITY:

Licensing revenue may vary based on peak baking seasons for the licensee of our trademarks. Revenues may be affected by holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the year ended December, 31 2008 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Brooklyn Cheesecake and Desserts Company, Inc., a smaller reporting company, is not required to provide information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Date: April 14, 2009

/s/ Anthony J. Merante
Anthony J. Merante
President, Chief Executive Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To The Board of Directors and shareholders
Brooklyn Cheesecake & Desserts Company, Inc.

     We have audited the accompanying balance sheets of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred significant losses from operations for the years ended December 31, 2008 and 2007 and as of December 31, 2008 has a working capital deficiency in the amount of $1,204,921, which raises substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
April 10, 2009

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	December 31,
	2008	2007

ASSETS

Current assets:
Cash	$4,058	$1,593
Accounts receivable	25,214	18,871
Total current assets	29,214	20,464

Other assets:
Tradename, net of amortization	49,125	55,125
Total other assets	49,125	55,125

	$78,397	$75,589

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$44,321	$25,313
Accrued expenses	301,663	195,313
Notes payable	815,000	815,000
Cash advances, officer	73,209	45,901
Total current liabilities	1,234,193	1,081,527

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 30,000,000 shares, issued and outstanding 684,445 shares	17,110	17,110
Additional paid-in capital	12,254,135	12,254,135
Accumulated deficit	(13,427,041)	(13,277,183)
Total stockholders' deficiency	(1,155,796)	(1,005,938)

	$78,397	$75,589

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
 STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007

Licensing fees	$10,698	$15,787

Selling, general and administrative expenses	54,606	64,243
Interest expense	105,950	105,950
	(160,556)	(170,193)

Net Loss	$(149,858)	$(154,406)

Earnings per common share:
Basic and diluted:	$(0.22)	$(0.23)

Weighted average number of common shares outstanding basic and diluted	$684,445	$684,445

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock
	Number		Additional		Total
	of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2006	684,445	$17,110	$12,254,135	$(13,122,777)	$ (851,532)

Net loss for the year ended December 31, 2007	-	-	-	(154,406)	(154,406)

Balance at December 31, 2007	684,445	17,110	12,254,135	(13,277,183)	(1,005,938)

Net loss for the year ended December 31, 2008	-	-	-	(149,858)	(149,858)

Balance at December 31, 2008	684,445	$17,110	$12,254,135	$(13,427,041)	$ (1,155,796)

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2008	2007
Operating activities:
Net Loss	$(149,858)	$(154,406)
Amortization	6,000	6,000
Increase (decrease) in operating assets and liabilities:
Fees receivable	(6,343)	(5,787)
Accounts payable	19,008	16,313
Accrued expenses	106,350	109,850
Net cash used in operating activities	(24,843)	(28,030)

Financing activities:
Proceeds from cash advances, officer	27,308	29,623

Net cash provided by financing activities	27,308	29,623

Net increase in cash and cash equivalents	2,465	1,593

Cash and cash equivalents, beginning of year	1,593	-

Cash and cash equivalents, end of year	$4,058	$1,593

Supplemental disclosures:
Cash paid during the year for:
Taxes	$-	$-
Interest	$-	$-

 See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

During the years ended December 31, 2008 and 2007, the Company incurred losses from continuing operations in the amount of $149,858 and $154,406, respectively, and as of December 31, 2008 had a net working capital deficiency of $1,204,921.

2.	Summary of significant accounting policies:

Cash and cash equivalents:
For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:
Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at December 31, 2008.

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

Net (Loss) Income per Share:
The Company computes net (loss) income per share in accordance with SFAS No. 128 Earnings Per Share. Basic net (loss) income per share is based on the weighted average common shares outstanding during the same period.   Diluted net (loss) income adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At December 31, 2008, the Company had no such securities outstanding.

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
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Recent accounting pronouncements:

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. The adoption did not result in the recording of a liability for unrecognized tax benefits. The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and local jurisdictions. While the Company’s past tax returns are not currently under examination, generally all past returns are subject to examination by the relevant taxing authorities. The Company has not recorded any liability for uncertain tax positions since management believes the tax return position taken reflects the most likely outcome upon audit and that any audit adjustment would not result in any additional tax liability as a result of the Company’s material tax losses.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 159 will not have a material effect on the Company’s financial statements.

In December 2007 FASB issued FAS 141(R) “Business Combinations” (“FAS 141 (R)”) and FAS 160 “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These statements are effective for fiscal years, and interim periods within those fiscal years in case of FAS 160, beginning on or after December 15, 2008. Earlier adoption is prohibited. Together these statements revise the accounting rules with respect to accounting for business combinations. Specifically, the objective of FAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that the reporting entity provides in its financial reports about a business combination and its effects. This statement thus establishes principles and requirements for how the acquirer:

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

2.	Summary of significant accounting policies (continued):

•	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;

•	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

•	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

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

•
When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

•	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

Together these statements are not currently expected to have a significant impact on the Company’s  financial statements. A significant impact may however be realized on any future acquisition(s) by the Company. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisition(s), if any.

In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands the disclosure requirements of FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity sues derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this statement has no impact on the  financial statements of the Company.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s consolidated financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

2.	Summary of significant accounting policies (continued):

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and retrospective application is required for all periods presented. Management believes FSP 03-6-1 has no impact on the consolidated financial statements of the Company.

On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 (1) amends Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; (2) amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee and (3) clarifies the FASB’s intent about the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. Management believes FSP FAS 133-1 and FIN 45-4 have no impact on the consolidated financial statements of the Company.

In October 2008 the FASB issued FASB Staff Position SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP”). This FSP clarifies the application of SFAS No. 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective October 10, 2008 and must be applied to prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact to our consolidated financial statements.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation (“FIN”) 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs. FSP FAS 140-4 and FIN 46(R)-8 was effective for reporting periods ending after December 15, 2008. Management believes FSP FAS 140-4 and FIN 46(R)-8 have no material impact on the consolidated financial statements of the Company.

On January 12, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). This FSP amends EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP EITF 99-20-1 eliminates the use of market participant assumptions and requires the use of management’s judgment in the determination of whether it is probable there has been an adverse change in estimated cash flow. This FSP was effective for reporting periods ending after December 15, 2008. Management believes FSP EITF 99-20-1 has no material impact on the consolidated financial statements of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

3.	Concentration of credit risk and major customers:

The Company maintains all of its cash balances in a New Jersey financial institution.  The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $250,000.  At December 31, 2008, the Company had no uninsured cash balances.

For the years ended December 31, 2008 and 2007 one customer, Brooklyn Cheesecake & Desserts Company, Inc. (New Jersey), represented 100% of our total revenues, $10,698 and $15,787 respectively. As of December 31, 2008 and 2007 accounts receivable from this customer was $25,214 and $18,871, respectively.

4.	Tradename and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake & Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000.  The tradename rights are being amortized on the straight-line basis over a fifteen-year term.  Amortization expense was $6,000 and $6,000, respectively, for the years ended December 31, 2008 and 2007.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake and Desserts Company, Inc. trademarks.

	2008	2007
Tradename	$90,000	$90,000
Accumulated Amortization	40,875	34,875
Tradename, net	$49,125	$55,125

The following is a schedule of future amortizations on the trade name:

Years Ended December 31,

2009	6,000
2010	6,000
2011	6,000
2012	6,000
2013	6,000
Thereafter	19,125

$49,125

5.	Notes payable:

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

The Company did not issue any common stock during the years ended December 31, 2008 and 2007.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

The Company had a net loss of $149,858 during the year ended December 31, 2008 and had no Federal or State income tax obligations. The Company had no significant deferred tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2008 other than net operating losses.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carry forward of approximately $6,000,000.  The Company has made no provision for a deferred tax asset nor for increase in such due to a valuation allowance has been provided which is equal to the deferred tax asset.  It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

The Company's loss carry forward of approximately $6,000,000 may be offset against future taxable income.  The carry forward losses expire at the end of the years 2012 through 2028.

The utilization of the above loss carry forwards, for federal income tax purposes, may be subject to limitation resulting from changes in ownership.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2008 and 2007:

	2008	2007
Computed “expected” benefit	$50,952	$52,498
Increase in valuation allowance	(50,952)	(52,498)
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Components of the net deferred tax assets for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Net operating loss carry forward	$2,115,925	$2,115,925
Less: Valuation allowance	(2,115,925)	(2,115,925)
	$-	$-

9.	Common stock options:

On August 4, 2004 our shareholders approved the 2004 Stock Incentive Plan.  The plan reserves 2,000,000 shares of common stock for issuance as approved by our board of directors. There are no outstanding options at December 31, 2008.

The Board of Directors has full authority and discretion to determine the eligible participants to be granted stock options, the exercise option price, the date of issuance and the date of expiration.  The Company did not grant any options during the calendar years 2008 and 2007.

Information relating to stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	-	-
Cancelled	-	-
Outstanding at December 31, 2007	-	-
Granted	-	-
Outstanding at December 31, 2008	-	-

Options exercisable at December 31, 2007	-	-
Options exercisable at December 31, 2008	-	-

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

10.	Exchange Agreement:

On March 28, 2006, the Company entered into an exchange agreement with Ronald L. Schutté its former Chairman and CEO whereby the Company exchanged $1,145,315 in assets in exchange for $1,145,315 of the $1,945,315 liabilities of the company which included some of the debt due to Mr. Schutté.  The balance of the Company’s $800,000 obligation to Mr. Schutté will be extinguished upon the Company raising additional capital.  Mr. Schutté also assumed the balance of the building lease and various equipment leases. The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks.  Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary.  Licensing fees were $10,698 and $15,787 for 2008 and 2007 respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony  J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the year ended December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning the Board of Directors and Executive Officers

The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or
Executive Officer,
Age and Position	Principal Occupation	Date of Initial Election
Held with Company	For Previous Five Years	as Director

Anthony J. Merante, 48
Chairman, President, Chief Financial	Certified Public Accountant	January 2003
Officer, Chief Executive Officer, and	Chief Financial Officer
Corporate Secretary

Carmelo Foti, 56	VP & Manager Credit & Marketing	January 2003
Director	National Bank Of Egypt, NY Branch

Liborio Borsellino, 53	Partner, RBC and Associates	August 2004
Director

David Rabe, 47	President, Interpro Systems, Inc.	August 2004
Director

Donald O’Toole, 57	Vice President of Sales of HRP, Inc.	August 2005
Director

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Anthony Merante was appointed as director in January 2003 and was subsequently elected as a director in August 2004.  He was appointed Chief Financial Officer of the Company in January 2005.  Mr. Merante was subsequently appointed Chairman of the Board of Directors as well as Chief Executive Officer, President, and Corporate Secretary in March 2006.  Mr. Merante is a Certified Public Accountant and has been a partner with the firm of Reda, Romano & Company, LLP CPA’s in Rye Brook, NY since October 2001.  Mr. Merante graduated from St. John’s University in 1982 with a Bachelor’s of Science in Accounting.

Liborio Borsellino was elected as a director in August 2004.  Mr. Borsellino works for RBC and Associates.  Mr. Borsellino has been employed there since 1994.  Mr. Borsellino is a manufacturer representative for Gear Sports Apparel, Johnson & Johnson Sports Medicine, and Gatorade Athletic.  Mr. Borsellino received his Bachelor’s degree from Manhattan College in 1977.

Carmelo L. Foti was appointed as director in January 2003 and elected as a director in August 2004.  Mr. Foti has served as President and Chief Operating Officer of the Bank of Southeastern Connecticut since March 2006.  Previously, he served as Vice President, Manager Credit and Marketing of the National Bank of Egypt, NY Branch.  Mr. Foti was employed there since 1995.  Mr. Foti earned his Masters in Arts from Johns Hopkin University in 1976.  Mr. Foti received his Bachelor’s of Arts degree from Fordham University in 1974.

David Rabe was elected as a director in August 2004.  Mr. Rabe is the President of Interpro Systems, Inc.  Mr. Rabe has been with the company since January 1998.  Mr. Rabe received his Bachelor’s of Science degree in 1984 from New York University.

Donald O’Toole was appointed as a director in August 2005.  Mr. O’Toole is a Vice President of Sales of HRP, Inc.  Prior to that he served as a Senior Vice-President at Petry TV, Inc. from March 1981 to June 2006.  Prior to this position, he served as National Sales Manager for WGN TV in Chicago, IL.  Mr. O’Toole holds a BA degree from Southern New Hampshire University and an MBA from Iona College.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2008 and 2007 by each of the executive officers (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

			Option	Other
Name and Principal Position	Year	Salary ($)	Awards ($)	Compensation	Total

Anthony J. Merante	2008	$0	$0	$0	$0
President, Chief Executive Officer and Chief Financial Officer	2007	$0	$0	$0	$0

Option Grants

We did not grant any options to any of our Named Executive Officers during the years ended December 31, 2008 and 2007.

 Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth certain information with respect to aggregate option exercises by the Named Executive Officers in the fiscal years ended December 31, 2008 and 2007 and with respect to the unexercised options held by the Named Executive Officer as of December 31, 2008 and 2007.

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-The-Money Options at Fiscal Year End ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
2008
Anthony Merante	0	0	0	0	0	0

2007
Anthony Merante	0	0	0	0	0	0

Compensation of Directors

Our directors receive a fee of $1,000 for physical attendance at each meeting of the Board of Directors or a committee thereof. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending such meetings. There were no meetings in 2007 and 2008 in which physical attendance was required.

	Fees Earned
Name	Or Paid in Cash	Stock Awards	Total
2008

Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

2007

Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

On December 31, 2008, each of our directors held the following number of shares of our common stock that were received as stock awards during their respective tenures as directors:

Name	Number of Shares

Anthony J. Merante	12,739
Carmelo Foti	12,739
Liberio Borsellino	11,024
David Rabe	11,024
Donald O’ Toole	9,381

Employment Contracts, Termination of Employment and Change in Control Arrangements
We do not have any employment contracts or change in control arrangements with our named executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The 2004 Stock Incentive Plan authorizes the issuance of up to 2,000,000 shares of common stock, none of which are presently issued and outstanding.  The 2004 Stock incentive Plan was approved by our shareholders.

Owners of our Common Stock
The following table sets forth, as of March 31, 2009, certain information with respect to beneficial ownership of our common stock as of March 31, 2009 by:
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb and Co., LLP our present Accountants during 2008 and 2007.

	Fiscal 2008	Fiscal 2007
Audit Fees	$15,500	$15,500
Audit-Related Fees	0	1,000
Tax Fees	0	0
All Other Fees	0	0
Total	$15,500	$16,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal years 2008 and 2007 were pre-approved by the entire Board of Directors.

PART IV
ITEM 15.  EXHIBITS

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

3.1	Restated Certificate of Incorporation. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.2	Amended and Restated By-laws. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.3	Amendment to Certificate of Incorporation. Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2005.

3.4	Amendment to Certificate of Incorporation. Incorporated by reference to the Company's Current Report on Form 8-K, dated March 22, 2006.

4.1	Form of certificate for shares of Common Stock. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

4.2	Form of Representatives Warrant. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

4.3	2004 Stock Incentive Plan. Incorporated by reference to the Company's Definitive Proxy Statement filed on Form Schedule 14A dated July 15, 2004.

10.1	Modification agreement between the Company and Ronald L. Schutté dated April 30, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated May 5, 2005.

10.2	Modification agreement between the Company and Ronald L. Schutté dated May 20, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated May 26, 2005.

10.3	Modification agreement between the Company and Ronald L. Schutté dated June 17, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2005.

10.4	Modification agreement between the Company and Ronald L. Schutté dated July 31, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated August 4, 2005.

10.5	Factoring Agreement between the Company and Rockland Credit Finance LLC, dated August 26, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated September 1, 2005.

10.6	Financing Agreement between the Company and Rockland Credit Finance LLC, dated August 26, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated September 1, 2005.

10.7	Modification agreement between the Company and Ronald L. Schutté dated November 30, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated December 7, 2005.

10.8	Note dated January, 31 2006 between the Company and Ronald L. Schutté. Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2006.

10.9	Note dated January, 31 2006 between the Company and Anthony J. Merante. Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2006.

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

*31.1
Certification dated April 14, 2009 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

*32.1
Certification dated April 14, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

*	Filed Herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

By:	/s/Anthony J. Merante
Chairman, President, Chief Financial Officer and Chief Executive Officer
April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Anthony J. Merante	President, Chief Executive Officer and Chief
Anthony J. Merante	Financial Officer
April 14, 2009

/s/ Carmelo Foti	Director
Carmelo Foti
April 14, 2009

/s/Liborio Borsellino	Director
Liborio Borsellino
April 14, 2009

/s/David Rabe	Director
David Rabe
April 14,2009

/s/Donald O’Toole	Director
Donald O’Toole
April 14, 2009