Form 10-Q
period 2009-03-31
Brooklyn Cheesecake & Desert Com
filed 2009-05-15
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 15, 2009, there were 684,445 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial statements: (unaudited)

Balance Sheets as of March 31, 2009 (unaudited) and	1
December 31, 2008

Statements of Operations for the three months
ended March 31, 2009 and 2008 (unaudited)	2

Statements of Cash Flows for the three months
ended March 31, 2009 and 2008 (unaudited)	3

Notes to Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	9

Item 4 T. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11

SIGNATURES	12

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(1)

ASSETS

Current assets:
Cash	$1,295	$4,058
Accounts receivable	14,714	25,214

Total current assets	16,009	29,272

Other assets:
Tradename, net of amortization	47,625	49,125

Total other assets	47,625	49,125

	$63,634	$78,397

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$29,526	$44,321
Accrued expense	331,734	301,663
Notes payable	815,000	815,000
Cash advances, officer	73,209	73,209

Total current liabilities	1,249,469	1,234,193

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000
shares, none issued	-	-
Common stock, $.025 par value, authorized 30,000,000
shares, issued and outstanding 684,445 shares	17,110	17,110
Additional paid in capital	12,254,135	12,254,135
Accumulated deficit	(13,457,080)	(13,427,041)
Total stockholders’ deficiency	(1,185,835)	(1,155,796)

Total liabilities and stockholders’ deficiency	$63,634	$78,397

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2009		2008

Licensing fees		$3,000		$3,101

Selling, general and administrative expenses		6,552		21,456
Interest expense		26,488		26,487

		33,040		47,943

Net loss	$	(30,040)	$	(44,842)

Earnings per common share:
Basic and diluted:		$(.04)		$(.07)

Weighted average number of
common shares outstanding		684,445		684,445

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2009	2008

Operating activities:
Net loss	$(30,040)	$(44,842)
Amortization	1,500	1,500
Increase (decrease) in operating assets and liabilities:
Fees receivable	10,500	(3,101)
Accounts payable	(14,794)	13,738
Accrued expenses	30,071	20,588
Net cash used in operating activities	(2,763)	(12,117)

Financing activities:
Proceeds from cash advances, officer	-	11,699
Net cash provided by financing activities	-	11,699

Net increase in cash and cash equivalents	(2,763)	(418)

Cash and cash equivalents, beginning of year	4,058	1,593

Cash and cash equivalents, end of period	$1,295	$1,175

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

1.	Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.   For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 14, 2009.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending March 31, 2009 upon adoption.

2.	Nature of operations, risks and uncertainties:

The Company was formerly a manufacturer of baking and confectionery products which were sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public.  The Company sold its products throughout the United States, with a concentration on the east coast.  The Company also exported cheesecake to Japan.

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

The Company maintains all of its cash balances in New Jersey financial institutions.  The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $250,000.  At March 31, 2009, the Company had no uninsured cash balances.

3.	Tradename and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000.  The tradename rights are being amortized on the straight-line basis over a fifteen-year term.  Amortization expense was $1,500 and $1,500 for the three months ended March 31, 2009 and 2008, respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $3,000 and $3,101 for the three months ended March 31, 2009 and 2008, respectively.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

3.	Tradename and licensing agreements (continued):

The following is a schedule of future amortizations on the trade name:

2009	$6,000
2010	6,000
2011	6,000
2012	6,000
2013	6,000
Thereafter	17,625
$47,625

4.	Notes payable:

A note dated January 31, 2006 was issued and is payable to Ronald L. Schutté the former Chairman and CEO payable on demand, with interest at the rate of 13%, per annum, and secured by the Company’s trademarks. The original amount of the loan was $995,818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March 28, 2009 (see note 7).  Mr. Schutté also advanced $15,000 to cover additional expenses during the period.

5.	Cash Advances Officer:

Anthony Merante, the Company’s Chairman, President and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations.  These advances bear no interest and are payable on demand.  There were no advances made during the three months ended March 31, 2009.

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
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” ”believe,” “estimate,” ”continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10K  filed on April 14, 2009.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

We have experienced this lack of liquidity throughout 2008 and the first three months of 2009, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

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

Results of Operations

 Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Licensing fees were $3,000 and $3,101 for the three months ended March 2009 and 2008, a decrease of $101 or 3%. The decrease is a result of a decrease in product sales on trade name licensed products.

Selling, general and administrative expenses totaled $6,552 and $21,456 for the three months ended March 31, 2009 and 2008.  This is a decrease of $14,904 or 70%. This decrease is the result of lower legal and transfer agent fees in 2009 as compared to 2008 when we incurred legal and transfer agent fees related to our annual meeting of shareholders held February 4, 2008.

Interest expense for the three months ended March 31, 2009 and 2008 was $26,488 and $26,488, respectively. There was no change.  Interest is charged at 13% per annum on the $815,000 note payable.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of March 31, 2009, we had negative working capital of $1,233,461 as compared to negative working capital of $1,204,921 at December 31, 2008.

Net Cash Used in Operating Activities during the three months ended March 31, 2009 of $2,763 was due to our net loss of $30,040 and a decrease in accounts payable of $14,794, offset by a decrease in accounts receivable of $10,500, an increase in accrued expenses of $30,071 and amortization expense of $1,500.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended  March 31, 2009 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4 T. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

             As of  March 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony  J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

             During the quarter ended March 31, 2009, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

Item 1A. Risk Factors

This disclosure is not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

  (a) Exhibits

3.1	Restated Certificate of Incorporation. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.2	Amended and Restated By-laws. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

3.3	Amendment to Certificate of Incorporation. Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2005.

3.4	Amendment to Certificate of Incorporation. Incorporated by reference to the Company's Current Report on Form 8-K, dated March 22, 2006.

4.1	Form of certificate for shares of Common Stock. Incorporated by reference to the Company's Registration Statement on Form SB-2 Registration Number 33-96094.

4.2	2004 Stock Incentive Plan. Incorporated by reference to the company’s Definitive Proxy statement filed on Form Schedule 14A dated July 15, 2004.

31.1
Certification dated May 15, 2009 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated May 15, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brooklyn Cheesecake & Desserts Company, Inc.

By:	/s/Anthony J. Merante
President, Chief Executive Officer and Chief Financial Officer	Date: May 15,2009
(principal financial officer and principal accounting officer)