Form 10-Q
period 2009-06-30
Brooklyn Cheesecake & Desert Com
filed 2009-08-14
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to________

Commission File Number 1-13984

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
 (Exact name of registrant as specified in its charter)

New York	13-3832215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2070 Central Park Avenue 2nd Fl. Yonkers, NY 10710
(Address of principal executive offices)

(914) 361-1420
(Registrant’s telephone number including area code)

800 Westchester Avenue, Suite N405, Rye Brook, NY 10573
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated filer☐ Accelerated filer☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

As of August 14, 2009, there were 684,445 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(1)
ASSETS

Current assets:
Cash	$1,295	$4,058
Accounts receivable	16,714	25,214

Total current assets	18,009	29,272

Other assets:
Tradename, net of amortization	46,125	49,125

Total other assets	46,125	49,125

	$64,134	$78,397

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$38,762	$44,321
Accrued expense	347,388	301,663
Notes payable	815,000	815,000
Cash advances, officer	78,208	73,209

Total current liabilities	1,279,358	1,234,193

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 30,000,000 shares, issued and outstanding 684,445 shares	17,110	17,110
Additional paid in capital	12,254,135	12,254,135
Accumulated deficit	(13,486,469)	(13,427,041)
Total stockholders’ deficiency	(1,215,224)	(1,155,796)

Total liabilities and stockholders’ deficiency	$64,134	$78,397

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months		Three Months
	Ended June 30		Ended June 30

	2009	2008	2009	2008

Licensing fees	$5,000	$5,101	$2,000	2,000

Selling, general and administrative expenses	11,453	31,755	4,901	10,299
Interest expense	52,975	52,975	26,487	26,487

	64,428	84,730	31,388	36,786

Net loss	$(59,428)	$(79,629)	$(29,388)	$(34,786)

Earnings per common share:
Basic and diluted:	$(.09)	$(.12)	$(.04)	$(.05)

Weighted average number of common shares outstanding	684,445	684,445	684,445	684,445

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
 STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

	2009	2008

Operating activities:
Net loss	$(59,428)	$(79,629)
Amortization	3,000	3,000
Increase (decrease) in operating assets and liabilities:
Fees receivable	8,500	(5,101)
Accounts payable	(5,559)	19,979
Accrued expenses	45,724	46,875
Net cash used in operating activities	(7,763)	(14,876)

Financing activities:
Proceeds from cash advances, officer	5,000	13,308
Net cash provided by financing activities	5,000	13,308

Net decrease in cash and cash equivalents	(2,763)	(1,568)

Cash and cash equivalents, beginning of year	4,058	1,593

Cash and cash equivalents, end of period	$1,295	$25

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending June 30, 2009 upon adoption.

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

The Company maintains all of its cash balances in New Jersey financial institutions.  The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $250,000.  At June 30, 2009, the Company had no uninsured cash balances.

3.	Tradename and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000.  The tradename rights are being amortized on the straight-line basis over a fifteen-year term.  Amortization expense was $3,000 and $3,000 for the six months ended June 30, 2009 and 2008, respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $5,000 and $5,101 for the three months ended June 30, 2009 and 2008, respectively.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

3.	Tradename and licensing agreements (continued):

The following is a schedule of future amortizations on the trade name:

2009	$6,000
2010	6,000
2011	6,000
2012	6,000
2013	6,000
Thereafter	16,125
$46,125

4.	Notes payable:

A note dated January 31, 2006 was issued and is payable to Ronald L. Schutté the former Chairman and CEO payable on demand, with interest at the rate of 13%, per annum, and secured by the Company’s trademarks. The original amount of the loan was $995,818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March 28, 2006 (see note 7).  Mr. Schutté also advanced $5,000 to cover additional expenses during the period.

5.	Cash Advances Officer:

Anthony Merante, the Company’s Chairman, President and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations. These advances bear no interest and are payable on demand. There were $5,000 in advances made during the six months ended June 30, 2009.

6.	Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS No. 109") "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

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
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

We have experienced this lack of liquidity throughout 2008 and the first six months of 2009, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

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

Results of Operations

 Six and Three Months Ended June 30, 2009 Compared to Six and Three Months Ended June 30, 2008

Licensing fees aggregated $5,000 and $5,101 for the six months ended June 30, 2008 and 2007, a decrease of $101 or 2%. The decrease is a result of a decrease in product sales on trade name licensed products. Licensing fees for the three months ended June 30, 2008 as compared to June 30, 2007 were unchanged.

Selling, general and administrative expenses totaled $11,453 and $31,755 for the six months ended June 30, 2009 and 2008.  The decrease of $20,302 or 64% was the result of lower legal and public related costs.  We incurred those costs in 2008 as a result of our annual meeting of shareholders held February 4, 2008. Selling, general and administrative expenses for the three months ended June 30, 2009 decreased to $4,901 from $10,299 for the three months ended June 30, 2008.  This is a decrease of $5,398 or 52%.  This is a result of lower legal fees and public filing related costs.

Interest expense was $52,975 and $52,975 for the six months ended June 30, 2009 and 2008.   Interest expense for the three months ended June 30, 2009 and 2008 was $26,487 and $26,487. There was no change.  Interest is charged at 13% per annum on the $815,000 note payable.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of June 30, 2009, we had negative working capital of $1,261,349 as compared to negative working capital of $1,204,921 at December 31, 2008.

Net Cash Used in Operating Activities during the six months ended June 30, 2009 of $7,763 was due to our net loss of $59,428 and a decrease in accounts payable of $5,559 offset by a decrease in fees receivable of $8,500, an increase in accrued expenses of $45,724 and amortization expense of $3,000.

Net Cash Provided by Financing Activities during the six months ended June 30, 2009 of $5,000 was due to an officer advance.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended  June 30, 2009 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4 T. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

                As of  June 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony  J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

                During the quarter ended June 30, 2009 there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

31.1
Certification dated August 14, 2009 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated August 14, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brooklyn Cheesecake & Desserts Company, Inc.

By:	/s/Anthony J. Merante
President, Chief Executive Officer and Chief Financial Officer		Date: August 14, 2009
(principal financial officer and principal accounting officer)