Form 10-Q
period 2009-09-30
Brooklyn Cheesecake & Desert Com
filed 2009-11-13
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

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

As of November 13, 2009, there were 684,445 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash	$70	$4,058
Accounts receivable	18,714	25,214

Total current assets	18,784	29,272

Other assets:
Tradename, net of amortization	44,625	49,125

Total other assets	44,625	49,125

	$63,409	$78,397

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$37,464	$44,321
Accrued expense	373,875	301,663
Notes payable	815,000	815,000
Cash advances, officer	83,208	73,209

Total current liabilities	1,309,547	1,234,193

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 30,000,000 shares, issued and outstanding 684,445 shares	17,110	17,110
Additional paid in capital	12,254,135	12,254,135
Accumulated deficit	(13,517,383)	(13,427,041)
Total stockholders’ deficiency	(1,246,138)	(1,155,796)

Total liabilities and stockholders’ deficiency	$63,409	$78,397

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months				Three Months
	Ended September 30				Ended September 30
	2009		2008		2009		2008

Licensing fees		$7,000		$6,241		$2,000		1,140

Selling, general and administrative expenses		17,879		36,882		6,427		5,128
Interest expense		79,463		79,463		26,487		26,487

		97,342		116,345		32,914		31,615

Net loss	$	(90,342)	$	(110,104)	$	(30,914)	$	(30,475)

Earnings per common share:
Basic and diluted:		$(.13)		$(.16)		$(.04)		$(.05)

Weighted average number of common shares outstanding		684,445		684,445		684,445		684,445

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

	2009	2008

Operating activities:
Net loss	$(90,342)	$(110,104)
Amortization	4,500	4,500
Increase (decrease) in operating assets and liabilities:
Fees receivable	6,500	(6,241)
Accounts payable	(6,857)	21,532
Accrued expenses	72,211	73,362
Net cash used in operating activities	(13,988)	(16,951)

Financing activities:
Proceeds from cash advances, officer	10,000	23,308
Net cash provided by financing activities	10,000	23,308

Net (decrease) increase in cash and cash equivalents	(3,988)	6,357

Cash and cash equivalents, beginning of year	4,058	1,593

Cash and cash equivalents, end of period	$70	$7,950

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending September 30, 2009 upon adoption.

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

The Company maintains all of its cash balances in New Jersey financial institutions.  The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $250,000.  At September 30, 2009, the Company had no uninsured cash balances.

3.	Tradename and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000.  The tradename rights are being amortized on the straight-line basis over a fifteen-year term.  Amortization expense was $4,500 and $4,500 for the nine months ended September 30, 2009 and 2008, respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $7,000 and $6,241 for the nine months ended September 30, 2009 and 2008, respectively.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

3.	Tradename and licensing agreements (continued):

The following is a schedule of future amortizations on the trade name:

2009	$6,000
2010	6,000
2011	6,000
2012	6,000
2013	6,000
Thereafter	14,625
$44,625

4.	Notes payable:

A note dated January 31, 2006 was issued and is payable to Ronald L. Schutté the former Chairman and CEO payable on demand, with interest at the rate of 13%, per annum, and secured by the Company’s trademarks. The original amount of the loan was $995,818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March 28, 2006 (see note 7).  Mr. Schutté also advanced $15,000 to the Company to cover additional expenses during the period.

5.	Cash Advances Officer:

Anthony Merante, the Company’s Chairman, President and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations.  These advances bear no interest and are payable on demand.  He made cash advances in the aggregate amount of $10,000 to the Company during the nine months ended September 30, 2009.

6.	Income taxes:

The Company accounts for income taxes under an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

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
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

8.	Summary of Significant Accounting Policies

Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, FASB Accounting Standards Codification (“ASC 105”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) is the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research.

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

We have experienced this lack of liquidity throughout 2008 and the first nine months of 2009, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

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

Stock Based Compensation:

Effective January 1, 2006, we adopted the provisions of “Share-Based Payment,” under the modified prospective method. This eliminates accounting for share-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures will continue to be required to the extent those amounts differ from those in the Statement of Operations.

Results of Operations

Nine and Three Months Ended September 30, 2009 Compared to Nine and Three Months Ended September 30, 2008

Licensing fees aggregated $7,000 and $6,241 for the nine months ended September 30, 2009 and 2008, an increase of $759 or 12%. The increase is a result of a increase in product sales on trade name licensed products. Licensing fees for the three months ended September 30, 2009 as compared to September 30, 2008 was $2,000 and $1,140 respectively, an increase of $860 or 75%. The increase is a result of a increase in product sales on trade name licensed products.

Selling, general and administrative expenses totaled $17,879 and $36,882 for the nine  months ended September 30, 2009 and 2008.  The decrease of $19,003 or 51% was the result of lower legal and public company related expenses.  We incurred those costs in 2008 as a result of our annual meeting of shareholders held February 4, 2008. Selling, general and administrative expenses for the three months ended September 30, 2009 increased to $6,427 from $5,128 for the three months ended September 30, 2008.  This is a increase of $1,299 or 25%.  This is a result of higher public company filing related costs during this quarter.

Interest expense was $79,463 and $79,463 for the nine months ended September 30, 2009 and 2008.   Interest expense for the three months ended June 30, 2009 and 2008 was $26,487 and $26,487. There was no change.  Interest is charged at 13% per annum on the $815,000 note payable.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of September 30, 2009, we had negative working capital of $1,290,763 as compared to negative working capital of $1,204,921 at December 31, 2008.

Net Cash Used in Operating Activities during the nine months ended September 30, 2009 of $13,988 was due to our net loss of $90,342 and a decrease in accounts payable of $6,857 offset by a decrease in fees receivable of $6,500, an increase in accrued expenses of $72,211 and amortization expense of $4,500.

Net Cash Provided by Financing Activities during the nine months ended September 30, 2009 of $10,000 was due to officer advances.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended  September  30, 2009 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4 T. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of  September 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony  J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended September 30, 2009, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

31.1
Certification dated November 13, 2009 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated November 13, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brooklyn Cheesecake & Desserts Company, Inc.

By:	/s/Anthony J. Merante
President, Chief Executive Officer and Chief Financial Officer		Date: November 13, 2009
(principal financial officer and principal accounting officer)