Form 10-K
period 2009-12-31
Brooklyn Cheesecake & Desert Com
filed 2010-04-15
CIK 949721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009	Commission File Number: 0-13984

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3832215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2070 Central Park Avenue 2nd Fl. Yonkers, NY	10710
(Address of principal executive offices)	(Zip Code)

(914) 361-1420

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

The aggregate market value of common stock, par value $.025 per share, held by non-affiliates at June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $102,667. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2009.

As of April 15, 2010, 684,445 shares of registrant’s common stock, par value $.025 per share, were issued and outstanding.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	3

Item 1A.	Risk Factors	4

Item 1B.	Unresolved Staff Comments	5

Item 2.	Properties	5

Item 3.	Legal Proceedings	5

Item 4.	[ Removed and Reserved ]	5
PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	6

Item 6	Selected Financial Data	7

Item 7.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 8.	Financial Statements and Supplementary Data	10

Item 9.	Changes In and Disagreements With Accountants on
	Accounting and Financial Disclosure	23

Item 9A(T).	Controls and Procedures	23

Item 9B.	Other Information	23
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	24

Item 11.	Executive Compensation	26

Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	27

Item 13.	Certain Relationships and Related Transactions, and
	Direct Independence	28

Item 14.	Principal Accountant Fees and Services	28
Part IV

Item 15.	Exhibits, Financial Statement Schedules	29

SIGNATURES		31

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

ITEM 1.  BUSINESS

GENERAL

Brooklyn Cheesecake & Desserts Company, Inc. was incorporated in November 1993. The Company's executive offices are located at 2070 Central Park Avenue, 2nd Fl. Yonkers, NY 10710 and its telephone number is (914) 361-1420. The Company licenses its Brooklyn Cheesecake & Desserts Company trademark to Brooklyn Cheesecake & Desserts Company, Inc., (a New Jersey Corporation).  These licensing fees are presently its only source of revenue.

From March 2002 through March 2006, the Company was a manufacturer of baking and confectionary products.  In March 2006, the Company entered into an Exchange Agreement pursuant to which it exchanged its baking equipment and other fixed assets and JMS Specialty, its wholly owned subsidiary, for the satisfaction and assumption of approximately $1,145,000 of outstanding liabilities and obligations owed to Ronald L. Schutte, its former president and chief executive officer. The Company retained its trademarks and now licenses these trademarks to a New Jersey corporation formed by Mr. Schutte to continue the baking operations that were transferred to him pursuant to the Exchange Agreement.  This is the Company’s only present customer and there is no certainty that the Company would be able to license these trademarks to other third parties if its existing customer would permit it to do so.

TRADEMARKS
Brooklyn Cheesecake & Desserts Company, Inc. trademarks with the United States Patent and Trademark office include the mark The Healthy Bakery® (US Registration No. 1,644,559), Brooklyn Cheesecake Company Inc. ®  (US Registration No. 3,040,023) and Brooklyn Cheesecakes & Desserts Company, Inc. ® (US Registration No. 3,017,300). The Company believes that the trademarks are a significant asset, are valid, and enforceable, however there can be no assurance as to the degree of protection its registered trademarks will afford the Company.

PLAN OF OPERATION

The Company licenses its trademarks to Brooklyn Cheesecake, & Desserts Company, Inc. (a New Jersey Corporation). Fees under the license agreement are calculated at one percent of sales of goods bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark. The license agreement expires on December 31, 2016.

EMPLOYEES

As of December 31, 2009, Brooklyn Cheesecake & Desserts Company had one executive officer and no employees. Anthony J. Merante is the Chairman, President, Chief Financial Officer, Chief Executive Officer and Corporate Secretary.

ITEM 1A. RISK FACTORS

Our independent registered public accounting firm has stated that our recurring losses from operations and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

The reports of our Independent Registered Public Accounting Firm dated, April 14, 2010 and April 10, 2009 for the December 31, 2009 and 2008 condensed financial statements, respectively contained an explanatory paragraph that states that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern.  The condensed financial statements do not include any adjustments that might result from the outcome of that uncertainty.  We believe we will need to raise more money to finance our operations and sustain our business model.  We may not be able to obtain additional financing on acceptable terms, or at all.   Any failure to raise additional financing will likely place us in significant financial jeopardy.

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

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The price of our common stock is subject to volatility

Our common stock has traded as low as $.13 per share and as high as $.35 per share during the twelve months ended December 31, 2009.  Our average trading volume is extremely low.  As such, a significant sale of newly issued shares of our common stock or resale of the issued and outstanding shares of our common stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

Our common stock is currently eligible for quotation on the over-the-counter-bulletin-board and an investor’s ability to trade our common stock may be limited by trading volume

The trading volume in our common shares has been relatively limited.  A consistently active trading market for our common stock may not continue on the Over-The-Counter-Bulletin-Board.  The average daily trading volume in our common stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2009 was negligible. Accordingly, the ability of our shareholders to sell their shares of our common stock is extremely limited.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company occupies secured space at 2070 Central Park Avenue 2nd Fl. Yonkers, NY 10710 as storage for Company records.  As the Company no longer has manufacturing operations, it believes that this space is sufficient for its present operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. [ REMOVED AND RESERVED]

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

Period	High	Low

Fiscal Year 2008:
First Quarter	.40	.25
Second Quarter	.25	.25
Third Quarter	.25	.25
Fourth Quarter	.25	.25

Fiscal Year 2009:
First Quarter	.25	.15
Second Quarter	.15	.15
Third Quarter	.35	.15
Fourth Quarter	.15	.13

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  On April 14, 2010, the closing bid price for our common stock was $0.13 per share.

HOLDERS

As of March 31, 2010, we had 69 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Computershare Trust Co.

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

We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout 2008 and  2009, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

Although management is hopeful that 2010 licensing fees will be sufficient to pay related expenses, they will also look for additional opportunities.

The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included in this Form 10-K at Item 8.

Critical Accounting Policies

Revenue Recognition:

   Income from licensing fees are recognized from the sale by our licensee of goods bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark.  The Company follows the guidance of ASC 605 (formerly the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104) for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Stock Based Compensation:

Effective January 1, 2006, the Company adopted the provisions of ASC 718( formerly SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method, SFAS No. 123(R) eliminates accounting for share-based compensation transaction using the intrinsic value method prescribed under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by ASC 718, as amended by SFAS No. 148, will continue to be required under ASC 718 to the extent those amounts differ from those in the statement of operations.

RESULTS OF OPERATIONS

The Company’s licensing fees were $16,518 and $10,698 for the years ended December 31, 2009 and 2008 respectively, an increase of $5,820 or 54%. The increase is attributable to additional sales of baking goods by the licensee of the Company’s trademarks.

Selling, general and administrative expenses were $27,474 and $54,606 for the years ended December 31, 2009 and 2008 respectively, a decrease of $27,132 or 50%. The decrease was attributable to a reduction of legal fees and public company related costs in 2009 as compared to 2008.

Interest expense was unchanged in 2009 at $105,950 as the amount of debt outstanding was unchanged and our obligations are all fixed rate loans.

SEGMENT INFORMATION

Not applicable.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company’s only source of working capital has been the $8,455,000 received from the issuance of its securities.

As of December 31, 2009, the Company had a negative working capital of $1,315,827 as compared to a negative working capital of $1,204,979 at December 31, 2008.

Net Cash Used in Operating Activities for the year ended December 31, 2009 of $14,594 was due to our loss from continuing operations of $116,906 and a decrease in accounts payable of $8,370, offset by an increase in accrued expenses of $102,200 and amortization expense of $6,000 and by a decrease in fees receivable of $2,482.

Net Cash Provided by Financing Activities during the year ended December 31, 2009 of $10,691 was due to cash advances from the officer.

As of March 31, 2010, the Company had cash of $311. We do not have sufficient cash on hand to fund our operations for the next twelve months. Current operations are being funded by licensing fees and cash advances from our chief executive officer.

INFLATION AND SEASONALITY:

Licensing revenue may vary based on peak baking seasons for the licensee of our trademarks. Revenues may be affected by holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the year ended December, 31 2009 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Date: April 14, 2010

/s/ Anthony J. Merante
Anthony J. Merante
President, Chief Executive Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Brooklyn Cheesecake & Desserts Company, Inc.

     We have audited the accompanying balance sheets of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred significant losses from operations for the years ended December 31, 2009 and 2008 and as of December 31, 2009 has a working capital deficiency in the amount of $1,315,827, which raises substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
April 14, 2010

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
 BALANCE SHEETS

	Years Ended December 31,
	2009	2008
ASSETS

Current assets:
Cash	$155	$4,058
Accounts receivable	22,732	25,214
Total current assets	22,887	29,214

Other assets:
Trademark, net of amortization	43,125	49,125
Total other assets	43,125	49,125

	$66,012	$78,397

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$35,951	$44,321
Accrued expenses	403,863	301,663
Notes payable	815,000	815,000
Cash advances, officer	83,900	73,209
Total current liabilities	1,338,714	1,234,193

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 30,000,000 shares, issued and outstanding 684,445 shares	17,110	17,110
Additional paid-in capital	12,254,135	12,254,135
Accumulated deficit	(13,543,947)	(13,427,041)
Total stockholders' deficiency	(1,272,702)	(1,155,796)

	$66,012	$78,397

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008

Licensing fees	$16,518	$10,698

Selling, general and administrative expenses	27,474	54,606

(Loss) from Operations	(10,956)	(43,908)

Other Income (Expenses):
Interest expense	105,950	105,950

Net Loss	$(116,906)	$(149,858)

Earnings per common share Basic and diluted:	$(0.17)	$(0.22)

Weighted average number of common shares outstanding basic and diluted	$684,445	$684,445

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock
	Number		Additional		Total
	of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2007	684,445	$17,110	$12,254,135	$(13,277,183)	$(1,005,938)

Net loss for the year ended December 31, 2008	-	-	-	(149,858)	(149,858)

Balance at December 31, 2008	684,445	17,110	12,254,135	(13,427,041)	(1,155,796)

Net loss for the year ended December 31, 2009	-	-	-	(116,906)	(116,906)

Balance at December 31, 2009	684,445	$17,110	$12,254,135	$(13,543,947)	$(1,272,702)

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Operating activities:
Net Loss	$(116,906)	$(149,858)
Amortization	6,000	6,000
Increase (decrease) in operating assets and liabilities:
Fees receivable	2,482	(6,343)
Accounts payable	(8,370)	19,008
Accrued expenses	102,200	106,350
Net cash used in operating activities	(14,594)	(24,843)

Financing activities:
Proceeds from cash advances, officer	10,691	27,308

Net cash provided by financing activities	10,691	27,308

Net (decrease) increase in cash and cash equivalents	(3,903)	2,465

Cash and cash equivalents, beginning of year	4,058	1,593

Cash and cash equivalents, end of year	$155	$4,058

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

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

During the years ended December 31, 2009 and 2008, the Company incurred losses from continuing operations in the amount of $116,906 and $149,858, respectively, and as of December 31, 2009 had a net working capital deficiency of $1,315,827.

2.	Summary of significant accounting policies:

Cash and cash equivalents:
For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:

Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at December 31, 2009.

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

Net (Loss) Income per Share:

The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period.   Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At December 31, 2009, the Company had no such securities outstanding.

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

Income Taxes:

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax asset and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will not be realized.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Stock Based Compensation:

Prior to October 1, 2005, we accounted for stock options issued under the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments. No stock- based compensation cost related to employee stock options was recognized in the Consolidated Statement of Operations for the year ended September 30, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2005, we adopted the fair value recognition provisions of ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Financial results for the year ended September 30, 2005 have not been restated.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of, accounts receivable, accounts payable, accrued expenses, and notes payable.  The carrying amounts of the financial instruments reported in the balance sheet approximate fair value based on the short-term maturities of these instruments.

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB), issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162".  SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

2.	Summary of significant accounting policies (continued):

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our fiscal year ending 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  The Company evaluated all events and transactions that occurred after September 30, 2009 up through December 22, 2009.  During this period no material subsequent events came to our attention.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

3.	Concentration of credit risk and major customers:

The Company maintains all of its cash balances in a New Jersey financial institution.  The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $250,000.  At December 31, 2009, the Company had no uninsured cash balances.

For the years ended December 31, 2009 and 2008 one customer, Brooklyn Cheesecake & Desserts Company, Inc. (New Jersey), represented 100% of our total revenues, $16,518 and $10,698 respectively. As of December 31, 2009 and 2008, respectively, accounts receivable from this customer was $22,732 and $25,214.

4.	Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake & Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000.  The tradename rights are being amortized on the straight-line basis over a fifteen-year term.  Amortization expense was $6,000 and $6,000, respectively, for the years ended December 31, 2009 and 2008.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake and Desserts Company, Inc. tradenames.

	2009	2008
Tradename	$90,000	$90,000
Acc Amort	46,875	40,875
Tradename, Net	$43,125	$49,125

The following is a schedule of future amortizations on the trade name:

Years Ended December 31,

2010	6,000
2011	6,000
2012	6,000
2013	6,000
2014	6,000
Thereafter	13,125

$43,125

5.	Notes payable:

A promissory note dated January 31, 2006 was issued and is payable to Ronald L. Schutté the former Chairman and CEO payable on demand, with interest at the rate of 13%, per annum, and secured by the Company’s trademarks.  The original amount of the loan was $995,818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March, 28, 2006 (see note 9). Mr. Schutté also advanced $15,000 to cover additional expenses during that period.

6.	Cash Advances Officer:

Anthony Merante, the Company’s Chairman, President and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations.  These advances bear no interest and are payable on demand.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

7	Common stock:

The Company did not issue any common stock during the years ended December 31, 2009 and 2008.

8.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS No. 109) "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The Company had a net loss of $116,906 during the year ended December 31, 2009 and had no Federal or State income tax obligations. The Company had no significant deferred tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2009 other than net operating losses.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carry forward of approximately $4,000,000.  The Company has made no provision for a deferred tax asset nor for increase in such due to a valuation allowance has been provided which is equal to the deferred tax asset.  It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

The Company's loss carry forward of approximately $4,000,000 may be offset against future taxable income. The carry forward losses expire at the end of the years 2012 through 2024.

The utilization of the above loss carry forwards, for federal income tax purposes, may be subject to limitation resulting from changes in ownership.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2009 and 2008:

	2009	2008
Computed “expected” benefit	$(39,748)	$(50,952)
Increase in valuation allowance	39,748	50,952
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Components of the net deferred tax assets for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Net operating loss carry forward	$(1,364,890)	$(2,115,925)
Less: Valuation allowance	1,364,890	2,115,925
	$-	$-

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

9.	Common stock options:

     On August 4, 2004, our shareholders approved the 2004 Stock Incentive Plan.  The plan reserves 2,000,000 shares of common stock for issuance as approved by our board of directors. There are no outstanding options at December 31, 2009.

The Board of Directors has full authority and discretion to determine the eligible participants to be granted stock options, the exercise option price, the date of issuance and the date of expiration.  The Company did not grant any options during the calendar years 2009 and 2008.

Information relating to stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	-	-
Granted and Cancelled	-	-
Outstanding at December 31, 2008	-	-
Granted and Cancelled	-	-
Outstanding at December 31, 2009	-	-

Options exercisable at December 31, 2008	-	-
Options exercisable at December 31, 2009	-	-

10.	Exchange Agreement:

On March 28, 2006, the Company entered into an exchange agreement with Ronald L. Schutté its former Chairman and CEO whereby the Company exchanged $1,145,315 in assets in exchange for $1,145,315 of the $1,945,315 liabilities of the company which included some of the debt due to Mr. Schutté.  The balance of the Company’s $800,000 obligation to Mr. Schutté will be extinguished upon the Company raising additional capital.  Mr. Schutté also assumed the balance of the building lease and various equipment leases. The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks.  Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary.  Licensing fees were $16,518 and $10,698 for 2009 and 2008 respectively.

11.	Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has as effect on the financial statements for the year ending December 31, 2009, subsequent events were evaluated by the Company as of April 15, 2010, the date on which the audited consolidated financial statements for the year ended December 31, 2009, were available to be issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony  J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the year ended December 31, 2009.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning the Board of Directors and Executive Officers

The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or Executive Officer, Age and Position Held with Company	Principal Occupation For Previous Five Years	Date of Initial Election as Director

Anthony J. Merante, 49
Chairman, President, Chief Financial	Certified Public Accountant	January 2003
Officer, Chief Executive Officer, and	Chief Financial Officer
Corporate Secretary

Carmelo Foti, 57	VP & Manager Credit & Marketing	January 2003
Director	National Bank Of Egypt, NY Branch

Liborio Borsellino, 54	Partner, RBC and Associates	August 2004
Director

David Rabe, 48	President, Interpro Systems, Inc.	August 2004
Director

Donald O’Toole, 58	Vice President of Sales of HRP, Inc.	August 2005
Director

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Anthony Merante was appointed as director in January 2003 and was subsequently elected as a director in August 2004.  He was appointed Chief Financial Officer of the Company in January 2005.  Mr. Merante was subsequently appointed Chairman of the Board of Directors as well as Chief Executive Officer, President, and Corporate Secretary in March 2006.  Mr. Merante is a Certified Public Accountant self employed since July 1, 2009,was a partner with the firm of Reda, Romano & Company, LLP CPA’s in Rye Brook, NY from  October 2001until July 2009.  Mr. Merante graduated from St. John’s University in 1982 with a Bachelor’s of Science in Accounting. Among other attributes, skills, experiences and qualifications the Board believes that Mr. Merante’s accounting background as well as his eight years as accountant and director of the Company are the attributes, skills experiences and qualifications that qualify him as a director of the company.

Liborio Borsellino was elected as a director in August 2004.  Mr. Borsellino works for RBC and Associates.  Mr. Borsellino has been employed there since 1994.  Mr. Borsellino is a manufacturer representative for Gear Sports Apparel, Johnson & Johnson Sports Medicine, and Gatorade Athletic.  Mr. Borsellino received his Bachelor’s degree from Manhattan College in 1977. Among other attributes, skills, experiences and qualifications the Board believes that Mr. Borsellino’s background in marketing as well as his seven years as director of the Company are the attributes, skills experiences and qualifications that qualify him as a director of the company.

Carmelo L. Foti was appointed as director in January 2003 and elected as a director in August 2004.  Mr. Foti has served as President and Chief Operating Officer of the Bank of Southeastern Connecticut since March 2006.  Previously, he served as Vice President, Manager Credit and Marketing of the National Bank of Egypt, NY Branch.  Mr. Foti was employed there since 1995.  Mr. Foti earned his Masters in Arts from Johns Hopkin University in 1976.  Mr. Foti received his Bachelor’s of Arts degree from Fordham University in 1974.  Among other attributes, skills, experiences and qualifications the Board believes that Mr. Foti’s banking  background  as well as his seven years as director of the Company are the attributes, skills experiences and qualifications that qualify him as a director of the company.

David Rabe was elected as a director in August 2004.  Mr. Rabe is the President of Interpro Systems, Inc.  Mr. Rabe has been with the company since January 1998.  Mr. Rabe received his Bachelor’s of Science degree in 1984 from New York University. Among other attributes, skills, experiences and qualifications the Board believes that Mr. Rabe’s  background  as a self employed business owner as well as his eight years as director of the Company are the attributes, skills experiences and qualifications that qualify him as a director of the company

Donald O’Toole was appointed as a director in August 2005.  Mr. O’Toole is a Vice President of Sales of HRP, Inc.  Prior to that he served as a Senior Vice-President at Petry TV, Inc. from March 1981 to June 2006.  Prior to this position, he served as National Sales Manager for WGN TV in Chicago, IL.  Mr. O’Toole holds a BA degree from Southern New Hampshire University and an MBA from Iona College. Among other attributes, skills, experiences and qualifications the Board believes that Mr. O’Toole’s background in marketing as well as his six years as director of the Company are the attributes, skills experiences and qualifications that qualify him as a director of the company.

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

To the best of the Company’s knowledge, based solely on review of the copies of such forms furnished to the Company, we do not believe that any of our officers, directors or greater than ten percent stockholders had any delinquent filings pursuant to section 16(a) of the Securities Exchange Act in 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2009 and 2008 by each of the executive officers (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Option Awards ($)	Other Compensation	Total

Anthony J. Merante	2009	$0	$0	$0	$0
President, Chief Executive Officer and Chief Financial Officer	2008	$0	$0	$0	$0

Option Grants

We did not grant any options to any of our Named Executive Officers during the years ended December 31, 2009 and 2008.

Compensation of Directors
Our directors receive a fee of $1,000 for physical attendance at each meeting of the Board of Directors or a committee thereof. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending such meetings. There were no meetings in 2009 and 2008 in which physical attendance was required.

Name	Fees Earned Or Paid in Cash	Stock Awards	Total
2009

Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

2008

Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

On December 31, 2009, each of our directors held the following number of shares of our common stock that were received as stock awards during their respective tenures as directors:

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

Owners of our Common Stock
The following table sets forth, as of March 31, 2010, certain information with respect to beneficial ownership of our common stock as of March 31, 2010 by:
•	each person known to us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our executive officers; and
•	all of our executive officers and directors as a group.

Name and Address	Title	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Anthony J. Merante c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Executive Officer, Director and Beneficial Owner	59,854	(2)	8.7%

Liberio Borsellino c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Director	11,024		1.6%

Carmelo L. Foti c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Director	12,739		1.9%

David Rabe c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Director	11,024		1.6%

Donald O’Toole c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Director	9,381		1.4%

Ronald L. Schutté c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Beneficial Owner	125,369	(3)	18.3%

Wachovia Corporation c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Beneficial Owner	34,680		5.1%

Directors and Named Executive Officers as a Group (5 persons)		104,022		15.2%

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

Director Independence

Our Board of Directors has determined that each of the current directors is independent with the exception of  Mr. Merante, who serves as our Chairman and Chief Executive Officer. In making the foregoing determination, with respect to our non-employee directors, the Board did not identify any matters, transactions, relationships or arrangements that needed to be considered in determining independence of these directors.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb and Co., LLP our present Accountants during 2009 and 2008.

	Fiscal 2009	Fiscal 2008
Audit Fees	$9,000	$15,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$9,000	$15,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal years 2009 and 2008 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

*31.1
Certification dated April 15, 2010 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

*32.1
Certification dated April 15, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

By:	/s/Anthony J. Merante
Chairman, President, Chief Financial Officer and Chief Executive Officer
April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Anthony J. Merante	President, Chief Executive Officer and Chief Financial Officer
Anthony J. Merante April 15, 2010

/s/ Carmelo Foti	Director
Carmelo Foti April 15, 2010

/s/Liborio Borsellino	Director
Liborio Borsellino April 15, 2010

/s/David Rabe	Director
David Rabe April 15, 2010

/s/Donald O’Toole	Director
Donald O’Toole April 15, 2010