Form 10-Q
period 2010-03-31
Brooklyn Cheesecake & Desert Com
filed 2010-04-23
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

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

As of April 15, 2010, there were 684,445 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(1)

ASSETS

Current assets:
Cash	$311	$155
Accounts receivable	23,232	22,732

Total current assets	23,543	22,887

Other assets:
Trademark, net of amortization	41,625	43,125

Total other assets	41,625	43,125

	$65,168	$66,012

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$40,547	$35,951
Accrued expense	426,700	403,863
Notes payable	815,000	815,000
Cash advances, officer	84,482	83,900

Total current liabilities	1,366,729	1,338,714

Stockholders' deficiency:
Preferred stock $.001 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 30,000,000 shares, issued and outstanding 684,445 shares	17,110	17,110
Additional paid in capital	12,254,135	12,254,135
Accumulated deficit	(13,572,806)	(13,543,947)
Total stockholders’ deficiency	(1,301,561)	(1,272,702)

Total liabilities and stockholders’ deficiency	$65,168	$66,012

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months
	Ended March 31
	2010		2009

Licensing fees		$3,000		$3,000

Selling, general and administrative expenses		5,372		6,553
Interest expense		26,487		26,487

		31,859		33,040

Net loss	$	(28,859)	$	(30,040)

Earnings per common share:
Basic and diluted:		$(.04)		$(.04)

Weighted average number of
common shares outstanding		684,445		684,445

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended March 31
	2010	2009

Operating activities:
Net loss	$(28,859)	$	(30,040)
Amortization	1,500		1,500
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(500)		10,500
Accounts payable	4,596		(14,794)
Accrued expenses	22,837		30,071
Net cash used in operating activities	(426)		(2,763)

Financing activities:
Proceeds from cash advances, officer	582		-
Net cash provided by financing activities	582		-

Net increase (decrease) in cash and cash equivalents	156		(2,763)

Cash and cash equivalents, beginning of period	155		4,058

Cash and cash equivalents, end of period	$311		$1,295

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-		$-
Interest:	$-		$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

1.	Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 15, 2010.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending March 31, 2010 upon adoption.

2.	Description of business and going concern:

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2010, the Company had an accumulated deficit of $13,572,806, and a working capital deficiency of $ 1,343,186.  Additionally, for the three months ended March 31, 2010, the Company incurred net losses of $28,859 and had negative cash flows from operations in the amount of $426.  The ability of the Company to continue as a going concern is dependent upon increasing licensing fees and obtaining additional capital and financing.  While the Company believes in the viability of its strategy to increase licensing fees and in its ability to raise additional funds, there can be no assurances to that effect.

3.	Summary of significant accounting policies:

Cash and cash equivalents:
For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:
Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at March 31, 2010.

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

Net (Loss) Income per Share:
The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period.   Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At March 31, 2010, the Company had no such securities outstanding.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

3.	Summary of significant accounting policies (continued):

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

Stock Based Compensation:
Prior to October 1, 2005, we accounted for stock options issued under the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments. No stock-based compensation cost related to employee stock options was recognized in the Consolidated Statement of Operations for the year ended September 30, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2005, we adopted the fair value recognition provisions of ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Financial results for the period ended September 30, 2005 have not been restated.

Fair Value of Financial Instruments:
The Company’s financial instruments consist of, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of the financial instruments reported in the balance sheet approximate fair value based on the short-term maturities of these instruments.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

3.	Summary of significant accounting policies (continued):

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
MARCH 31, 2010

4.	Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The trademark rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $1,500 and $1,500 for the three months ended March 31, 2010 and 2009, respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $3,000 and $3,000 for the three months ended March 31, 2010 and 2009, respectively.

	March 31	December 31
	2010	2009
Trademark	$90,000	$90,000
Less: Accumulated Amortization	(48,375)	(46,875)
Trademark, Net	$41,625	$43,125

The following is a schedule of future amortization of the trademark:

2010	6,000
2011	6,000
2012	6,000
2013	6,000
2014	6,000
Thereafter	11.625
$41,625

5.	Notes payable:

A note dated January 31, 2006 was issued and is payable to Ronald L. Schutté the former Chairman and CEO payable on demand, with interest at the rate of 13%, per annum, and secured by the Company’s trademarks. The original amount of the loan was $995,818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March 28, 2006 (see note 8). Mr. Schutté also advanced $15,000 to the Company to cover additional expenses during the period. The balance at March 31, 2010 and December 31, 2009 was $815,000 and is included in current liabilities.

6.	Cash Advances Officer:

Anthony Merante, the Company’s Chairman, President and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations. These advances bear no interest and are payable on demand. Mr. Merante made cash advances in the aggregate amount of $582 to the Company during the three months ended March 31, 2010. Amounts due to Mr. Merante at March 31, 2010 and December 31, 2009 were $84,482 and $83,900, respectively.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

7.	Income taxes:

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

The Company has a loss carry-forward of approximately $4,000,000 that may be offset against future taxable income. The carry-forward losses expire at the end of the years 2012 through 2029. Utilization of the Company’s operating loss carry-forwards could be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

8.	Exchange Agreement:

On March 28, 2006, the Company entered into an exchange agreement with Ronald L. Schutté its former Chairman and CEO whereby the Company exchanged $1,145,315 in assets in exchange for the assumption of $1,145,315 of the $1,945,315 liabilities of the Company by an entity established by Mr. Schutté which included some of the debt due to Mr. Schutté. The balance of the Company’s $800,000 obligation to Mr. Schutté will be repaid upon the Company raising additional capital. Mr. Schutté also assumed the balance of the building lease and various equipment leases. The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks. Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary.

9.	Subsequent Events

For purposes of determining whether a post balance sheet event should be evaluated, to determine whether it has an effect on the financial statements for the period ending March 31, 2010, subsequent events were evaluated by the company as of April 23, 2010, the date on which the unaudited financial statements for the period ending March 31, 2010, were available to be issued.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” ”believe,” “estimate,” ”continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10K filed on April 15, 2010. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

We have experienced this lack of liquidity throughout 2009 and the first three months of 2010, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Licensing fees aggregated $3,000 and $3,000 for the three months ended March 31, 2010 and 2009. There was no change.

Selling, general and administrative expenses totaled $5,372 and $6,552 for the three months ended March 31, 2010 and 2009. The decrease of $1,180 or 18% was the result of lower legal, audit and public company related expenses during the three months ended March 31, 2010.

Interest expense was $26,487 and $26,487 for the three months ended March 31, 2010 and 2009. There was no change. Interest is charged at 13% per annum on the $815,000 note payable.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of March 31, 2010, we had negative working capital of $1,343,186 as compared to negative working capital of $1,315,827 at December 31, 2009.

Net Cash Used in Operating Activities during the three months ended March 31, 2010 of $426 was due to our net loss of $28,859 and an increase in accounts receivable of $500 offset by a increase in accounts payable of $4,596, an increase in accrued expenses of $22,837 and amortization expense of $1,500.

Net Cash Provided by Financing Activities during the three months ended March 31, 2010 of $582 was due to officer advances.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4 T. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of  March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2010, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

Item 4. [Removed and Reserved]

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

31.1
Certification dated April 23, 2010 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated April 23, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brooklyn Cheesecake & Desserts Company, Inc.

By:	/s/Anthony J. Merante
Chairman, President, Chief Executive Officer and Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: April 23, 2010