Form 10-Q
period 2010-09-30
Brooklyn Cheesecake & Desert Com
filed 2010-10-26
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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

As of October 26, 2010, there were 1,139,208 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash	$200	$155
Accounts receivable	4,000	22,732

Total current assets	4,200	22,887

Other assets:
Trademark, net of amortization	38,625	43,125

Total other assets	38,625	43,125

	$42,825	$66,012

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$2,448	$35,951
Accrued expense	3,089	403,863
Notes payable	8,304	815,000
Cash advances, officer	-	83,900

Total current liabilities	13,841	1,338,714

Stockholders' equity (deficiency):
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,208 shares	28,480	17,110
Additional paid in capital	13,585,673	12,254,135
Accumulated deficit	(13,585,169)	(13,543,947)
Total stockholders’ equity (deficiency)	28,984	(1,272,702)

Total liabilities and stockholders’ equity (deficiency)	$42,825	$66,012

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months			Three Months
	Ended September 30			Ended September 30

	2010		2009	2010	2009

Licensing fees		$7,000	$7,000	$2,000	$2,000

Selling, general and administrative expenses		13,877	17,879	7,578	6,427
Interest expense		34,346	79,463	-	26,487
		48,223	97,342	7,578	32,914

Net loss		$(41,223)	$(90,342)	$(5,578)	$(30,914)

Earnings per common share:
Basic and diluted:	$	( .07)	$(.92)	$(.01)	$(.32)

Weighted average number of common shares outstanding		560,064	97,778	1,139,208	97,778

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended September 30

	2010	2009

Operating activities:
Net (loss)	$(41,223)	$	(90,342)
Amortization	4,500		4,500
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(4,500)		6,500
Accounts payable	(33,503)		(6,857)
Accrued expenses	30,885		72,211
Net cash used in operating activities	(43,841)		(13,988)

Financing activities:
Proceeds from loans	8,304		-
Proceeds from cash advances, officer	35,582		10,000
Net cash provided by financing activities	43,886		10,000

Net increase (decrease) in cash and cash equivalents	45		(3,988)

Cash and cash equivalents, beginning of period	155		4,058

Cash and cash equivalents, end of period	$200		$70

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-		$-
Interest:	$-		$-

Non cash financing activities:
Shares issued in exchange for debt	$791,768		$-
Shares issued in exchange for officer advances	$119,482		$-
Accrued interest contributed to capital	$431,659		$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending September 30, 2010 upon adoption.

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2010, the Company had an accumulated deficit of $13,585,169, and a working capital deficiency of $ 9,641. Additionally, for the nine months ended September 30, 2010, the Company incurred a net loss from operations of $41,223 and had negative cash flows from operations in the amount of $43,841. The ability of the Company to continue as a going concern is dependent upon increasing licensing fees and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase licensing fees and in its ability to raise additional funds, there can be no assurances to that effect.

3.	Summary of significant accounting policies:

Cash and cash equivalents:
For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:
Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at September 30, 2010.

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

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

3.	Summary of significant accounting policies (continued):

Net (Loss) Income per Share:
The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period. Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At September 30, 2010, the Company had no such securities outstanding.

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
SEPTEMBER 30, 2010
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

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements. The Company evaluated all events and transactions that occurred after September 30, 2010 up through the date the financial statements were available to be issued. During this period no material subsequent events came to our attention.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4.	Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The trademark rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $1,500 and $1,500 for the three months September 30, 2010 and 2009, respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $2,000 and $2,000 for the three months ended September 30, 2010 and 2009, respectively.

	September 30	December 31
	2010	2009
Trademark	$90,000	$90,000
Less: Accumulated Amortization	(51,375)	(46,875)
Trademark, Net	$38,625	$43,125

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The following is a schedule of future amortization of the trademark:

2010	6,000
2011	6,000
2012	6,000
2013	6,000
2014	6,000
Thereafter	8,625
$38,625

5.	Notes payable:

A note dated January 31, 2006 was issued to Ronald L. Schutté the former Chairman and CEO payable on demand, with interest at the rate of 13% per annum, and secured by the Company’s trademarks. The original amount of the loan was $995,818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March 28, 2006. Mr. Schutté also advanced $15,000 to the Company to cover additional expenses during the period. The balance at September 30, 2010 and December 31, 2009 was $0 and $815,000 respectively. On April 29, 2010, pursuant to the Debt Conversion Agreement that we entered into with Mr. Schutte: (i) we forgave accounts receivable for licensing fees due from the baking company owned by Mr. Schutte of $23,232 in exchange for a $23,232 reduction of the principal balance of the note payable to Mr. Schutte in the original principal amount of $815,000, and (ii) we converted the remaining principal balance of $791,768 of Mr. Schutte’s promissory note by issuing 6,334,144 shares of common stock to Mr. Schutte. During the period ending September 30, 2010 Mr. Schutté advanced $8,304 to the Company. The advances were used for operating expenses.

6.	Cash Advances Officer:

Anthony Merante, the Company’s Chairman, President and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations. These advances bear no interest and are payable on demand. Mr. Merante made cash advances in the aggregate amount of $35,582 to the Company during the nine months ended September 30, 2010. Amounts due to Mr. Merante at September 30, 2010 and December 31, 2009 were zero and $83,900, respectively. On April 29, 2010, pursuant to the Debt Conversion Agreement that we entered into with Mr. Merante, we converted the outstanding principal balance of his indebtedness of $119,482 by issuing 955,856 shares of common stock to Mr. Merante.

7.	Common Stock:

The following common stock issuances were made during the period ended September 30, 2010:

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
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Each of these issuances of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

8.	Additional Paid in Capital

On April 29, 2010, pursuant to a Debt Conversion Agreement with Ronald L. Schutté, our former Chairman and Chief Executive Officer, Mr. Schutte forgave and agreed to permanently forbear on collection of the accrued but unpaid interest of $431,659 on his note payable which was recorded as a contribution to capital.

9.	Debt Conversion Agreement

Effective April 29, 2010, we entered into a Debt Conversion Agreement with each of Mr. Ronald L. Schutte, our former Chairman and Chief Executive Officer, and Mr. Anthony J. Merante our current Chairman and Chief Executive Officer pursuant to which we eliminated approximately $934,482 of our indebtedness in exchange for the forgiveness of $23,232 owed to us and the issuance of an aggregate of 7,290,000 shares of our common stock. These transactions helped reduce our negative working capital which we hope will increase our ability to raise the capital needed to fully implement our business plan.

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

For purposes of determining whether a post balance sheet event should be evaluated, to determine whether it has an effect on the financial statements for the period ending September 30, 2010, subsequent events were evaluated by the company through the date on which the unaudited financial statements for the period ending September 30, 2010 were available to be issued. On October 11, 2010, the Company's majority shareholder approved the Company's Board of Directors' recommendation to effect a one share for seven reverse common stock split, as well as an increase in the Company's $.025 par value common stock and $.001 par value preferred stock to 75,000,000 and 5,000,000 shares, respectively. For accounting purposes, the reverse split and increase in authorized capital stock is deemed to have occurred on such date. Accordingly, the effect of the reverse split and increase in authorized capital has been retroactively reflected in these financial statements."

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

We have experienced this lack of liquidity throughout 2009 and the first nine months of 2010, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

Although we are hopeful that licensing fees will increase in the future and be sufficient to pay related expenses, we will also look for additional opportunities, such as joint ventures, partnerships, strategic alliances or business combinations. The Company is not currently in discussions regarding any such opportunities

On October 11, 2010, one shareholder owning 6,459,513 shares of our Common Stock, or approximately 81% of the issued and outstanding shares, consented in writing to a one (1) for seven (7) reverse split of the shares of the Company’s issued and outstanding Common Stock and to an increase in the authorized shares of the Company’s capital stock.  It is expected that such corporate actions will be effected on or about November 14, 2010. For accounting purposes the reverse split and increase in authorized capital stock is deemed to have occurred on October 11, 2010 and, accordingly, have been retroactively reflected in the financial statements included in this report.

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

Results of Operations

 Nine and Three Months Ended September 30, 2010 Compared to the Nine and Three Months Ended September 30, 2009

Licensing fees aggregated $7,000 and $7,000 for the nine months ended September 30, 2010 and 2009. There was no change. Licensing fees for the three months ended September 30, 2010 as compared to September 30, 2009 was $2,000 and $2,000 respectively. There was no change.

Selling, general and administrative expenses totaled $13,877 and $17,879 for the nine months ended September 30, 2010 and 2009.  The decrease of $4,002 or 23% was the result of lower legal fees. Selling, general and administrative expenses for the three months ended September 30, 2010 increased to $7,578 from $6,427 for the three months ended September 30, 2010.  This is an increase of $1,151 or 18%.  This is a result of higher legal fees during the quarter.

Interest expense was $34,346 and $79,463 for the nine months ended September 30, 2010 and 2009. Interest expense for the three months ended September 30, 2010 and 2009 was $0 and $26,487. The decrease was a result of the debt conversion of the former Chairman and Chief Executive Officer. Prior to conversion, interest accrued on the outstanding principal balance at a rate of 13% per annum on the $815,000 note payable.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of September 30, 2010, we had negative working capital of $9,641 as compared to negative working capital of $1,315,827 at December 31, 2009.

Net Cash Used in Operating Activities during the nine months ended September 30, 2010 of $43,223 was due to our net loss of $41,223 and amortization expense of $4,500.  This was offset by an increase in accounts receivable of $4,500, a decrease in accounts payable of $33,503, and an increase in accrued expenses of $30,885.

Net Cash Provided by Financing Activities during thenine months ended September 30, 2010 of $43,886 was due to loans of $8,304 and officer advances of $35,582.

Effective April 29, 2010, we entered into a Debt Conversion Agreement with each of Mr. Ronald L. Schutte, our former Chairman and Chief Executive Officer, and Mr. Anthony J. Merante our current Chairman and Chief Executive Officer pursuant to which we eliminated approximately $934,482 of our  indebtedness in exchange for the forgiveness of $23,232 owed to us and the issuance of an aggregate of 7,290,000 shares of our common stock.  These transactions helped reduce our negative working capital which we hope will increase our ability to raise the capital needed to fully implement our business plan.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three and nine months ended  September 30, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

             As of  September 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

             During the quarter ended September 30, 2010, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

31.1
Certification dated October 26, 2010 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated October 26, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

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

Date: October 26, 2010