Form 10-K
period 2010-12-31
Brooklyn Cheesecake & Desert Com
filed 2011-02-28
CIK 949721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010	Commission File Number: 0-13984

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3832215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2070 Central Park Avenue 2nd Fl. Yonkers, NY	10710
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller
Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of common stock, par value $.025 per share, held by non-affiliates at June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $102,667. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2010.

As of February 28, 2011, 1,139,284 shares of registrant’s common stock, par value $.025 per share, were issued and outstanding.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2010
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

ITEM 1.  BUSINESS

GENERAL

Brooklyn Cheesecake & Desserts Company, Inc. was incorporated in November 1993. The Company's executive offices are located at 2070 Central Park Avenue, 2nd Fl. Yonkers, NY 10710 and its telephone number is (914) 361-1420. The Company licenses its Brooklyn Cheesecake & Desserts Company trademarks to Brooklyn Cheesecake & Desserts Company, Inc., (a New Jersey corporation).  These licensing fees are presently its only source of revenue.

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

PLAN OF OPERATION

The Company licenses its trademarks to Brooklyn Cheesecake, & Desserts Company, Inc. (a New Jersey corporation). Fees under the license agreement are calculated at one percent of sales of goods bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. The license agreement expires on December 31, 2016.

EMPLOYEES

As of December 31, 2010, Brooklyn Cheesecake & Desserts Company had one executive officer and no employees. Anthony J. Merante is the Chairman, President, Chief Financial Officer, Chief Executive Officer and  Secretary.

ITEM 1A. RISK FACTORS

Our independent registered public accounting firm has stated that our recurring losses from operations and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

The report of our Independent Registered Public Accounting Firm dated, February 22, 2011 for the December 31, 2010 and 2009 condensed financial statements, respectively contains an explanatory paragraph that states that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern.  The condensed financial statements do not include any adjustments that might result from the outcome of that uncertainty.  We believe we will need to raise more money to finance our operations and sustain our business model.  We may not be able to obtain additional financing on acceptable terms, or at all.   Any failure to raise additional financing will likely place us in significant financial jeopardy.

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

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The price of our common stock is subject to volatility

Our common stock has traded as low as $.70 per share and as high as $1.75 per share (giving effect to our 1 for 7 reverse stock split) during the twelve months ended December 31, 2010.  Our average trading volume is extremely low.  As such, a significant sale of newly issued shares of our common stock or resale of the issued and outstanding shares of our common stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

Our common stock is currently eligible for quotation on the over-the-counter-bulletin-board and an investor’s ability to trade our common stock may be limited by trading volume

The trading volume in our common shares has been relatively limited.  A consistently active trading market for our common stock may not continue on the Over-The-Counter-Bulletin-Board.  The average daily trading volume in our common stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2010 was negligible. Accordingly, the ability of our shareholders to sell their shares of our common stock is extremely limited.

Possible adverse effect of issuance of preferred stock

Our Restated Certificate of Incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock, with designations, rights and preferences as determined from time to time by the Board of Directors. As a result of the foregoing, the Board of Directors can issue, without further shareholder approval, Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock.  The issuance of Preferred Stock could, under certain circumstances, discourage, delay or prevent a change in control of the Company.

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

None.

ITEM 4. [ REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "BCKE" effective March 22, 2006.  Prior to that, the Company’s Common Stock was quoted on the OTCBB under the symbol “BCAK”.  The following table sets forth the range of quarterly high and low bid prices, as reported during the last two fiscal years (giving effect to our 1 for 7 reverse stock split).

Period	High	Low

Fiscal Year 2009:
First Quarter	$1 .75	$1.05
Second Quarter	1 .05	1.05
Third Quarter	2.45	1.05
Fourth Quarter	1.05	.91

Fiscal Year 2010:
First Quarter	$1.75	$.91
Second Quarter	.91	.70
Third Quarter	.70	.70
Fourth Quarter	1.01	.70

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  On February 28, 2011, the closing bid price for our common stock was $.30 per share.

HOLDERS

As of February 28, 2011, we had 51 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Computershare Trust Co.

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

We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout 2009 and  2010, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

Although management is hopeful that 2011 licensing fees will be sufficient to pay related expenses, they will also look for additional opportunities.

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

RESULTS OF OPERATIONS

The Company’s licensing fees were $12,906 and $16,518 for the years ended December 31, 2010 and 2009 respectively, a decrease of $3,612 or 22%. The decrease is attributable to reduced sales of baking goods by the licensee of the Company’s trademarks.

Selling, general and administrative expenses were $41,903 and $27,474 for the years ended December 31, 2010 and 2009 respectively, an increase of $14,429 or 53%. The increase was attributable to a additional legal fees and public company related costs in 2010 as compared to 2009.

Interest expense was $34,346 and $105,950 for the years ended December 31, 2010 and 2009 respectively, a decrease of $71,604 or 68%. The decrease was attributable to debt conversion with our former Chairman and CEO.

SEGMENT INFORMATION

Not applicable.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company’s only source of working capital has been the $8,455,000 received from the issuance of its securities.

As of December 31, 2010, the Company had a negative working capital of $30,261 as compared to a negative working capital of $1,315,827 at December 31, 2009.

Net Cash Used in Operating Activities for the year ended December 31, 2010 of $51,375 was due to our loss from continuing operations of $63,343 and a decrease in accounts payable of $20,590, offset by an increase in accrued expenses of $36,964 and amortization expense of $6,000 and by a decrease in fees receivable of $10,406.

Net Cash Provided by Financing Activities during the year ended December 31, 2010 was due to $35,582 of cash advances from our CEO and advances of $15,763 from a stockholder, our former CEO.

As of March 31, 2010, the Company had cash of $125. We do not have sufficient cash on hand to fund our operations for the next twelve months. Current operations are being funded by licensing fees and cash advances from our current and former chief executive officers.

INFLATION AND SEASONALITY:

Licensing revenue may vary based on peak baking seasons for the licensee of our trademarks. Revenues may be affected by holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the year ended December, 31 2010 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Date: February 28, 2011

/s/ Anthony J. Merante

Anthony J. Merante
President, Chief Executive Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Brooklyn Cheesecake & Desserts Company, Inc.

     We have audited the accompanying balance sheets of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred significant losses from operations for the years ended December 31, 2010 and 2009 and as of December 31, 2010 has a working capital deficiency in the amount of $30,261, which raises substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
February 22, 2011

 BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
 BALANCE SHEETS

	Years Ended December 31,
	2010	2009

ASSETS

Current assets:
Cash	$125	$155
Accounts receivable	9,906	22,732
Total current assets	10,031	22,887

Other assets:
Trademark, net of amortization	37,125	43,125
Total other assets	37,125	43,125

	$47,156	$66,012

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$15,360	$35,951
Accrued expenses	9,169	403,863
Advances payable – stockholder	15,763	-
Notes payable	-	815,000
Advances payable - officer	-	83,900
Total current liabilities	40,292	1,338,714

Stockholders' equity (deficiency):
Preferred stock $.001 par value, authorized 5,000,000
shares, none issued	-	-
Common stock, $.025 par value, authorized 75,000,000 shares,
issued and outstanding 1,139,284 shares and 97,778 shares respectfully	28,482	2,444
Additional paid-in capital	13,585,672	12,268,801
Accumulated deficit	(13,607,290)	(13,543,947)
Total stockholders' equity (deficiency)	6,864	(1,272,702)

	$47,156	$66,012

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

Licensing fees	$12,906	$16,518

Selling, general and administrative expenses	41,903	27,474

(Loss) from Operations	(28, 997)	(10,956)

Other Income (Expenses):
Interest expense	34,346	105,950

Net Loss	$(63,343)	$(116,906)

Earnings per common share
Basic and diluted:	$(0.08)	$(1.20)

Weighted average number of common shares outstanding basic and diluted	799,724	97,778

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock
	Number		Additional		Total
	of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2008	97,778	$2,444	$12,268,801	$(13,427,041)	$ (1,155,796)

Net loss for the year ended December 31, 2009	-	-	-	(116,906)	(116,906)

Balance at December 31, 2009	97,778	2,444	12,268,801	(13,543,947)	(1,272,702)

Forgiveness of Debt	-	-	431,658	-	431,658

Issuance of Stock (@ .875/share) at April 29, 2010	1,041,506	26,038	885,213	-	911,251

Net loss for the year ended December 31, 2010	-	-	-	(63,343)	(63,343)

Balance at December 31, 2010	1,139,284	$28,482	$13,585,672	$(13,607,290)	$6,864

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Operating activities:
Net Loss	$(63,343)	$(116,906)
Amortization	6,000	6,000
Increase (decrease) in operating assets and liabilities:
Fees receivable	(10,406)	2,482
Accounts payable	(20,590)	(8,370)
Accrued expenses	36,964	102,200
Net cash used in operating activities	(51,375)	(14,594)

Financing activities:
Proceeds from loans	15,763	-
Proceeds from cash advances, officer	35,582	10,691

Net cash provided by financing activities	51,345	10,691

Net decrease in cash and cash equivalents	(30)	(3,903)

Cash and cash equivalents, beginning of year	155	4,058

Cash and cash equivalents, end of year	$125	$155

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

Non cash financing activities:
Shares issued in exchange for debt	$791,768	$-
Shares issued in exchange for officer advances	$119,482	$-
Accrued interest contributed to capital	$431,658	$-

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

During the years ended December 31, 2010 and 2009, the Company incurred losses from continuing operations in the amount of $63,343 and $116,906, respectively, and as of December 31, 2010 had a net working capital deficiency of $30,261.

2.	Summary of significant accounting policies:

Cash and cash equivalents:
For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:
Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at December 31, 2010.

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

Net (Loss) Income per Share:
The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period.   Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At December 31, 2010, the Company had no such securities outstanding.

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
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Recent accounting pronouncements:

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

2.	Summary of significant accounting policies (continued):

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3.	Concentration of credit risk and major customers:

The Company maintains all of its cash balances in a New Jersey financial institution. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $250,000. At December 31, 2010, the Company had no uninsured cash balances.

For the years ended December 31, 2010 and 2009 one customer, Brooklyn Cheesecake & Desserts Company, Inc. (New Jersey), represented 100% of our total revenues, $12,906 and $16,518 respectively. As of December 31, 2010 and 2009, respectively, accounts receivable from this customer was $9,906 and $22,732.

4.	Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the tradenames Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake & Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The tradename rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $6,000 and $6,000, respectively, for the years ended December 31, 2010 and 2009.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake and Desserts Company, Inc. tradenames.

	2010	2009
Tradename	$90,000	$90,000
Acc Amort	52,875	46,875
Tradename, Net	$37,125	$43,125

The following is a schedule of future amortizations on the trade name:

Years Ended December 31,

2011	6,000
2012	6,000
2013	6,000
2014	6,000
2015	6,000
Thereafter	7,125
$37,125

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

5.	Notes payable:

A note dated January 31, 2006 was issued to Ronald L. Schutté the former Chairman and CEO payable on demand, with interest at the rate of 13% per annum, and secured by the Company’s trademarks. The original amount of the loan was $995,818 of which $195,818 plus additional loans and accrued interest was satisfied upon completion of an exchange agreement dated March 28, 2006. Mr. Schutté also advanced $15,000 to the Company to cover additional expenses during the period. The balance at December 31, 2010 and December 31, 2009 was $0 and $815,000 respectively. On April 29, 2010, pursuant to the Debt Conversion Agreement that we entered into with Mr. Schutte: (i) we forgave accounts receivable for licensing fees due from the baking company owned by Mr. Schutte of $23,232 in exchange for a $23,232 reduction of the principal balance of the note payable to Mr. Schutte in the original principal amount of $815,000, and (ii) we converted the remaining principal balance of $791,768 of Mr. Schutte’s promissory note by issuing 904,878 shares of common stock to Mr. Schutte. During the period ending December 31, 2010 Mr. Schutté advanced $15,763 to the Company. The advances were used for operating expenses.

6.	Cash Advances Officer:
Anthony Merante, the Company’s Chairman, President and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations. These advances bear no interest and are payable on demand. Mr. Merante made cash advances in the aggregate amount of $35,582 to the Company during the year ended December 31, 2010. Amounts due to Mr. Merante at December 31, 2010 and December 31, 2009 were zero and $83,900, respectively. On April 29, 2010, pursuant to the Debt Conversion Agreement that we entered into with Mr. Merante, we converted the outstanding principal balance of his indebtedness of $119,482 by issuing 136,550 shares of common stock to Mr. Merante.

7	Common stock:

On November 15, 2010 the Company effected a 1 for 7 reverse stock split. All references to shares in the statement of changes in stockholders equity and elsewhere in the financial statements and footnotes have been retroactively adjusted to reflect the reverse split.

The following common stock issuances were made during the year ended December 31, 2010 and give effect to our 1 for 7 reverse stock split:

•
The Company issued 904,878 shares of common stock in satisfaction of an outstanding note payable. Pursuant to a Debt Conversion Agreement: (i) we forgave accounts receivable for licensing fees of $23,232 in exchange for a $23,232 reduction of the principal balance of a note payable in the original principal amount of $815,000, and (ii) we converted the remaining principal balance of $791,768 by issuing 904,878 shares of common stock. The shares were issued to the former Chairman and CEO of the Company, valued at $791,768 or $.875 per share, on April 29, 2010 the closing trading price on the date of issuance.

•
The Company issued 136,550 shares of common stock in satisfaction of outstanding Officer Cash Advances. Pursuant to a Debt Conversion Agreement that we entered into, we converted the outstanding principal balance of $119,482 by issuing 136,550 shares of common stock. The shares were issued to our current Chairman and CEO, valued at $119,482 or $.88 per share, on April 29, 2010 the closing trading price on the date of issuance.

Each of these issuances of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

8.	Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (ASC 740) "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The Company had a net loss of $63,343 during the year ended December 31, 2010 and had no Federal or State income tax obligations. The Company had no significant deferred tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2010 other than net operating losses.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carry forward of approximately $4,060,000. The Company has made no provision for a deferred tax asset nor for increase in such due to a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

The Company's loss carry forward of approximately $4,060,000 may be offset against future taxable income. The carry forward losses expire at the end of the years 2012 through 2030.

The utilization of the above loss carry forwards, for federal income tax purposes, may be subject to limitation resulting from changes in ownership.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2010 and 2009:

	2010	2009
Computed “expected” benefit	$(21,536)	$(39,748)
Increase in valuation allowance	21,536	39,748
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Components of the net deferred tax assets for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Net operating loss carry forward	$(1,386,426)	$(1,364,890)
Less: Valuation allowance	1,386,426	1,364,890
	$-	$-

9.	Common stock options:

On August 4, 2004, our shareholders approved the 2004 Stock Incentive Plan. The plan reserves 2,000,000 shares of common stock for issuance as approved by our board of directors. There are no outstanding options at December 31, 2010.

The Board of Directors has full authority and discretion to determine the eligible participants to be granted stock options, the exercise option price, the date of issuance and the date of expiration. The Company did not grant any options during the calendar years 2010 and 2009.There was no stock option activity in 2010 or 2009.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

10.	Exchange Agreement:

On March 28, 2006, the Company entered into an exchange agreement with Ronald L. Schutté, its former Chairman and CEO,whereby the Company exchanged $1,145,315 in assets in exchange for $1,145,315 of the $1,945,315 liabilities of the Company which included some of the debt due to Mr. Schutté. The balance of the Company’s $800,000 obligation to Mr. Schutté was to be extinguished upon the Company raising additional capital. Mr. Schutté also assumed the balance of the building lease and various equipment leases. On April 29, 2010, pursuant to a Debt Conversion Agreement that we entered into with Mr. Schutte we converted this obligation into shares of common stock (see footnotes 5 and 7).

The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks. Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary. Licensing fees were $11,000 and $16,518 for 2010 and 2009 respectively.

11.	Subsequent Events

Management evaluated events subsequent to the balance-sheet date and through the date of this report and determined that none require adjustment to or disclosure in the aforementioned financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         As of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony  J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the year ended December 31, 2010.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning the Board of Directors and Executive Officers

The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or Executive Officer, Age and Position Held with Company	Principal Occupation For Previous Five Years	Date of Initial Election as Director

Anthony J. Merante, 50 Chairman, President, Chief Financial Officer, Chief Executive Officer, and Corporate Secretary	Certified Public Accountant Chief Financial Officer	January 2003

Carmelo Foti, 58 Director	VP & Manager Credit & Marketing National Bank Of Egypt, NY Branch	January 2003

Liborio Borsellino, 55 Director	Partner, RBC and Associates	August 2004

David Rabe, 49 Director	President, Interpro Systems, Inc.	August 2004

Donald O’Toole, 59 Director	Vice President of Sales of HRP, Inc.	August 2005

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2010 and 2009 by each of the executive officers (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Other Compensation	Total

Anthony J. Merante	2010	$0	$0	$0	$0
President, Chief Executive Officer and Chief Financial Officer	2009	$0	$0	$0	$0

Option Grants

We did not grant any options to any of our Named Executive Officers during the years ended December 31, 2010 and 2009.

Compensation of Directors
Our directors receive a fee of $1,000 for physical attendance at each meeting of the Board of Directors or a committee thereof. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending such meetings. There were no meetings in 2010 and 2009 in which physical attendance was required.

Name	Fees Earned Or Paid in Cash	Stock Awards	Total
2010

Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

2009

Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

On December 31, 2010, each of our directors held the following number of shares of our common stock that were received as stock awards during their respective tenures as directors:

Name	Number of Shares

Anthony J. Merante	1,820
Carmelo Foti	1,820
Liberio Borsellino	1,575
David Rabe	1,575
Donald O’ Toole	1,341

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

Owners of our Common Stock
The following table sets forth, as of February 28, 2011, certain information with respect to beneficial ownership of our common stock as of February 28, 2011 by:
•	each person known to us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our executive officers; and
•	all of our executive officers and directors as a group.

Name and Address	Title	Amount and Nature of Beneficial Ownership		Percent of Class(1)

Anthony J. Merante c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Executive Officer, Director and Beneficial Owner	145,103	(2)	12.70%

Liberio Borsellino c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Director	1,575		.13%

Carmelo L. Foti c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Director	1,820		.16%

David Rabe c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Director	1,575		.13%

Donald O’Toole c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Director	1,341		.11%

Ronald L. Schutté c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Beneficial Owner	922,788	(3)	80.10%

Wachovia Corporation c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Beneficial Owner	5,383		.47%

Directors and Named Executive Officers as a Group (5 persons)		151,414		13.3%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)
Does not include 8,000 shares owned by two individuals Charles Brofman and James Bruchetta over which Mr. Merante holds voting rights pursuant to a website development agreement by and between us and the two individuals dated March 1, 2005.

(3)	Includes 343 shares which Mr. Schutté owns jointly with his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Exchange of Assets

On March 28, 2006, the Company entered into an exchange agreement with Ronald L. Schutté, its former Chairman and CEO, whereby the Company exchanged certain assets in exchange for a majority of liabilities of the Company and a portion of the secured debt due to Mr. Schutté.  The balance of the Company’s obligation to Mr. Schutté will be extinguished upon the Company raising additional capital.  The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks.  Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary.

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

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb and Co., LLP our present Accountants during 2010 and 2009.

	Fiscal 2010	Fiscal 2009
Audit Fees	$12,400	$9,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$12,400	$9,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal years 2010 and 2009 were pre-approved by the entire Board of Directors.

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

10.13
Debt Conversion Agreement dated as of April 29, 2010, by and between Brooklyn Cheesecake and Desserts Company, Inc. and Ronald L. Schuté (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Brooklyn Cheesecake and Desserts Company, Inc. on May 5, 2010).

10.13
Debt Conversion Agreement dated as of April 29, 2010, by and between Brooklyn Cheesecake and Desserts Company, Inc. and Anthony J. Merante (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Brooklyn Cheesecake and Desserts Company, Inc. on May 5, 2010).

*21.1	Subsidiaries of Brooklyn Cheesecake & Desserts Company, Inc.

*31.1
Certification dated February 28, 2011 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

*32.1
Certification dated February 28, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

By:	/s/Anthony J. Merante
Chairman, President, Chief Financial Officer and Chief Executive Officer
February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Anthony J. Merante	President, Chief Executive Officer and Chief Financial Officer
Anthony J. Merante February 28, 2011

/s/ Carmelo Foti	Director
Carmelo Foti February 28, 2011

/s/Liborio Borsellino	Director
Liborio Borsellino February 28, 2011

/s/David Rabe	Director
David Rabe February 28, 2011

/s/Donald O’Toole	Director
Donald O’Toole February 28, 2011