Form 10-Q
period 2011-03-31
Brooklyn Cheesecake & Desert Com
filed 2011-05-13
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to _______

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

As of May 13, 2011, there were 1,139,208 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(1)
ASSETS

Current assets:
Cash	$50	$125
Accounts receivable	12,906	9,906

Total current assets	12,956	10,031

Other assets:
Trademark, net of amortization	35,625	37,125

Total other assets	35,625	37,125

	$48,581	$47,156

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$17,868	$15,360
Accrued expense	5,600	9,169
Advances payable – stockholder	22,821	15,763

Total current liabilities	46,289	40,292

Stockholders' equity:
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,208 shares	28,482	28,482
Additional paid in capital	13,585,672	13,585,672
Accumulated deficit	(13,611,862)	(13,607,290)
Total stockholders’ equity	2,292	6,864

Total liabilities and stockholders’ equity	$48,581	$47,156

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months
	Ended March 31
	2011		2010

Licensing fees		$3,000	$3,000

Selling, general and administrative expenses		7,572	5,372
Interest expense		-	26,487
		7,572	31,859

Net loss	$	(4,572)	$(28,859)

Earnings per common share:
Basic and diluted:		$(.00)	$(.04)

Weighted average number of common shares outstanding		1,139,284	684,445

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended March 31
	2011	2010

Operating activities:
Net (loss)	$(4,572)	$	(28,859)
Amortization	1,500		1,500
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(3,000)		(500)
Accounts payable	2,507		4,596
Accrued expenses	(3,569)		22,837
Net cash used in operating activities	(7,134)		(426)

Financing activities:
Proceeds from advances payable – stockholder	7,059		-
Proceeds from cash advances, officer	-		582
Net cash provided by financing activities	7,059		582

Net (decrease) increase in cash and cash equivalents	(75)		156

Cash and cash equivalents, beginning of period	125		155

Cash and cash equivalents, end of period	$50		$311

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-		$-
Interest:	$-		$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

1.	Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 28, 2011.

The results of operations for the three ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending March 31, 2011 upon adoption.

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2011, the Company had an accumulated deficit of $13,611,862, and a working capital deficiency of $ 33,333.  Additionally, for the three months ended March 31, 2011, the Company incurred a net loss from operations of $4,572 and had negative cash flows from operations in the amount of $7,134. The ability of the Company to continue as a going concern is dependent upon increasing licensing fees and obtaining additional capital and financing.  While the Company believes in the viability of its strategy to increase licensing fees and in its ability to raise additional funds, there can be no assurances to that effect.

3.	Summary of significant accounting policies:

Cash and cash equivalents:
For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:
Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at March 31, 2011.

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
MARCH 31, 2011
(UNAUDITED)

3.	Summary of significant accounting policies (continued):

Net (Loss) Income per Share:
The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period. Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At March 31, 2011, the Company had no such securities outstanding.

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

Fair Value of Financial Instruments:
The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, and advances payable.  The carrying amounts of the financial instruments reported in the balance sheet approximate fair value based on the short-term maturities of these instruments.

Recent accounting pronouncements:
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Company will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of the past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim and annual periods beginning after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position of results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a  future date are not expected to have a material impact on the consolidated financial statements upon adoption.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

4.	Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000.  The trademark rights are being amortized on the straight-line basis over a fifteen-year term.  Amortization expense was $1,500 and $1,500 for the three months March 31, 2011 and 2010, respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $2,000 and $2,000 for the three months ended March 31, 2011 and 2010, respectively.

	March 31	December 31
	2011	2010
Trademark	$90,000	$90,000
Less: Accumulated Amortization	(54,375)	52,875
Trademark, Net	$35,625	$37,125

The following is a schedule of future amortization of the trademark:

2011	6,000
2012	6,000
2013	6,000
2014	6,000
2015	6,000
Thereafter	5,625
$35,625

5.	Advances payable - stockholder:

During the period ended March 31, 2011, Ronald L. Schutté the former Chairman and CEO advanced $7,059 to the Company. The advances were used for operating expenses. Total advances through March 31, 2011 total $22,821. These advances bear no interest and are payable on demand.

6.	Subsequent Events

For purposes of determining whether a post balance sheet event should be evaluated, to determine whether it has an effect on the financial statements for the period ending March 31, 2011, subsequent events were evaluated by the company through the date on which the unaudited financial statements for the period ending March 31, 2011 were issued.  No events or transactions require adjustment to, or disclosure in the financial statements.

Forward Looking Statements

           This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” ”believe,” “estimate,” ”continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10K  filed on February 28, 2011.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Although we are hopeful that licensing fees will increase in the future and be sufficient to pay related expenses, we will also look for additional opportunities, such as joint ventures, partnerships, strategic alliances or business combinations. The Company is not currently considering any such opportunities

On October 11, 2010, one shareholder owning 6,459,513 shares of our Common Stock, or approximately 81% of the issued and outstanding shares, consented in writing to a one (1) for seven (7) reverse split of the shares of the Company’s issued and outstanding Common Stock and to an increase in the authorized shares of the Company’s capital stock.  For accounting purposes the effect of the reverse split and increase in authorized have been retroactively reflected in the financial statements included in this report.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Licensing fees aggregated $3,000 and $3,000 for the three months ended March 31, 2011 and 2010. There was no change.

Selling, general and administrative expenses totaled $7,572 and $5,372 for the three months ended March 31, 2011 and 2010.  The increase of $2,200 or 41% was the result of higher legal fees.

Interest expense was $0 and $26,487 for the three months ended March 31, 2011 and 2010.  The decrease was a result of the debt conversion of the former Chairman and Chief Executive Officer. Prior to conversion, interest accrued on the outstanding principal balance at a rate of 13% per annum on the $815,000 note payable.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of March 31, 2011, we had negative working capital of $33,333 as compared to negative working capital of $30,261 at December 31, 2010.

Net Cash Used in Operating Activities during the three months ended March 31, 2011 of $7,134 was due to our net loss of $4,572 and amortization expense of $1,500.  This was offset by an increase in accounts receivable of $3,000, a increase in accounts payable of $2,507, and an decrease in accrued expenses of $3,569.

Net Cash Provided by Financing Activities during the three months ended March 31, 2011 of $7,059 was due to loans of $7,059.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three ended  March 31, 2011 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of  March 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2011, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1
Certification dated May 13, 2011 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated May 13, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

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

Date: May 13, 2011