Form 10-Q
period 2011-06-30
Brooklyn Cheesecake & Desert Com
filed 2011-07-22
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated filer☐ Accelerated filer☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

As of July 22, 2011, there were 1,139,284 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(1)
ASSETS

Current assets:
Cash	$1,025	$125
Accounts receivable	14,906	9,906

Total current assets	15,931	10,031

Other assets:
Trademark, net of amortization	34,125	37,125

Total other assets	34,125	37,125

Total assets	$50,056	$47,156

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$15,316	$15,360
Accrued expense	7,225	9,169
Advances payable – stockholder	31,826	15,763

Total current liabilities	54,367	40,292

Stockholders' (deficit) equity:
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,284 shares	28,482	28,482
Additional paid in capital	13,585,672	13,585,672
Accumulated deficit	(13,618,465)	(13,607,290)
Total stockholders’ (deficit) equity	(4,311)	6,864

Total liabilities and stockholders’ (deficit) equity	$50,056	$47,156

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months		Three Months
	Ended June 30		Ended June 30

	2011	2010	2011	2010

Licensing fees	$5,000	$5,000	$2,000	$2,000

Selling, general and administrative expenses	16,174	6,299	8,786	927
Interest expense	-	34,346	-	7,859
	16,174	40,645	8,786	8,786

Net loss	$(11,174)	$(35,645)	$(6,784)	$(6,786)

Earnings per common share:
Basic and diluted:	$(.01)	$(.08)	$(.01)	$(.01)

Weighted average number of common shares outstanding	1,139,284	454,511	1,139,284	807,324

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended June 30

	2011	2010

Operating activities:
Net (loss)	$(11,174)	$(35,645)
Amortization	3,000	3,000
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(5,000)	(2,500)
Accounts payable	(45)	(28,982)
Accrued expenses	(1,944)	30,596
Net cash used in operating activities	(15,163)	(33,531)

Financing activities:
Proceeds from advances payable – stockholder	16,063	-
Proceeds from cash advances, officer	-	35,582
Net cash provided by financing activities	16,063	35,582

Net increase in cash and cash equivalents	900	2,051

Cash and cash equivalents, beginning of period	125	155

Cash and cash equivalents, end of period	$1,025	$2,206

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

Non cash financing activities:
Shares issued in exchange for debt	$-	$791,768
Shares issued in exchange for officer advances	$-	$119,482
Accrued interest contributed to capital	$-	$431,659

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
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

The results of operations for the three and six ended June 30, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending June 30, 2011 upon adoption.

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2011, the Company had an accumulated deficit of $13,618,464, and a working capital deficiency of $ 38,436.  Additionally, for the six months ended June 30, 2011, the Company incurred a net loss from operations of $11,174 and had negative cash flows from operations in the amount of $15,163.  The ability of the Company to continue as a going concern is dependent upon increasing licensing fees and obtaining additional capital and financing.  While the Company believes in the viability of its strategy to increase licensing fees and in its ability to raise additional funds, there can be no assurances to that effect.

3.	Summary of significant accounting policies:

Cash and cash equivalents:
For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:

Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at June 30, 2011.

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
JUNE 30, 2011
(UNAUDITED)

3.	Summary of significant accounting policies (continued):

Net (Loss) Income per Share:

The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period.   Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At June 30, 2011, the Company had no such securities outstanding.

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
JUNE 30, 2011
(UNAUDITED)

4.	Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc.  and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for  300,000 shares of the Company's common stock, valued on the purchase date at $90,000.  The trademark rights are being amortized on the straight-line basis over a fifteen-year term.  Amortization expense was $3,000 and $3,000 for the six months June 30, 2011 and 2010, respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO,  whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $5,000 and $5,000 for the six months ended June 30, 2011 and 2010, respectively.

	June 30	December 31
	2011	2010
Trademark	$90,000	$90,000
Less: Accumulated Amortization	(55,875)	(52,875)
Trademark, Net	$34,125	$37,125

The following is a schedule of future amortization of the trademark:

2011	6,000
2012	6,000
2013	6,000
2014	6,000
2015	6,000
Thereafter	4,125
$34,125

5.	Advances payable - stockholder:

During the period ended June 30, 2011, Ronald L. Schutté the former Chairman and CEO advanced $16,063 to the Company. The advances were used for operating expenses. Total advances through June 30, 2011 total $31,826. These advances bear no interest and are payable on demand.

6.	Subsequent Events

For purposes of determining whether a post balance sheet event should be evaluated, to determine whether  it has an effect on the financial statements for the period ending June 30, 2011, subsequent events were evaluated by the company through the date on which the unaudited financial statements for the period ending June 30, 2011 were issued.  No events or transactions require adjustment to, or disclosure in the financial statements.

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

Results of Operations

 Six and Three Months Ended June 30, 2011 Compared to the Six and Three Months Ended June 30, 2010

Licensing fees aggregated $5,000 and $5,000 for the three months ended June 30, 2011 and 2010. There was no change. Licensing fees for the three months ended June 30, 2011 as compared to June 30, 2010 was $2,000 and $2,000 respectively. There was no change.

Selling, general and administrative expenses totaled $16,174 and $6,299 for the six months ended June 30, 2011 and 2010.  The increase of $9,875 or 157% was the result of higher legal and public company filing fees. Selling, general and administrative expenses totaled $8,786 and $927 for the three months ended June 30, 2011 and 2010.  The increase of $7,859 or 847% was the result of higher legal and public company filing fees

Interest expense was $0 and $34,346 for the six months ended June 30, 2011 and 2010.   The decrease was a result of the debt conversion by the former Chairman and Chief Executive Officer. Prior to conversion, interest accrued on the outstanding principal balance at a rate of 13% per annum on the $815,000 note payable.

Interest expense was $0 and $7,859 for the three months ended March 31, 2011 and 2010.  The decrease was a result of the debt conversion of the former Chairman and Chief Executive Officer. Prior to conversion, interest accrued on the outstanding principal balance at a rate of 13% per annum on the $815,000 note payable.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of June 30, 2011, we had negative working capital of $38,436 as compared to negative working capital of $30,261 at December 31, 2010.

Net Cash Used in Operating Activities during the six months ended June 30, 2011 of $15,163 was due to our net loss of $11,174 and amortization expense of $3,000.  This was offset by an increase in accounts receivable of $5,000, a decrease in accounts payable of $45, and a decrease in accrued expenses of $1,944.

Net Cash Provided by Financing Activities during the three and six months ended June 30, 2011 of $16,063 was due to cash advances from a stockholder , our former CEO.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three and six ended  June 30, 2011 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of  June 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended June 30, 2011, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

  (a) Exhibits

31.1
Certification dated July 22, 2011 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated July 22, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

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

Date: July 22, 2011