Form 10-Q
period 2011-09-30
Brooklyn Cheesecake & Desert Com
filed 2011-11-14
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

As of October 26, 2011, there were 1,139,284 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010 (1)
ASSETS
Current assets:
Cash	$1,025	$125
Accounts receivable	16,906	9,906

Total current assets	17,931	10,031

Other assets:
Trademark, net of amortization	32,625	37,125

Total other assets	32,625	37,125

Total assets	$50,556	$47,156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$18,596	$15,360
Accrued expense	10,000	9,169
Advances payable – stockholder	31,826	15,763

Total current liabilities	60,422	40,292

Stockholders' (deficit) equity:
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,284 shares	28,482	28,482
Additional paid in capital	13,585,672	13,585,672
Accumulated deficit	(13,624,020)	(13,607,290)
Total stockholders’ (deficit) equity	(9,866)	6,864

Total liabilities and stockholders’ (deficit) equity	$50,556	$47,156

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months			Three Months
	Ended September 30			Ended September 30
	2011		2010	2011	2010

Licensing fees		$7,000	$7,000	$2,000		$2,000

Selling, general and administrative expenses		23,730	13,877	7,556		7,578
Interest expense		-	34,346	-		-
		23,730	48,223	7,556		7,578

Net loss		$(16,730)	$(41,223)	$(5,556)	$	(5,578)

Earnings per common share:
Basic and diluted:	$	( .01)	$(.07)	$(.01)		$(.01)

Weighted average number of common shares outstanding :
Basic and diluted:		1,139,284	560,064	1,139,284		1,139,284

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended September 30
	2011	2010

Operating activities:
Net (loss)	$(16,730)	$	(41,223)
Amortization	4,500		4,500
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(7,000)		(4,500)
Accounts payable	3,236		(33,503)
Accrued expenses	831		30,885
Net cash used in operating activities	(15,163)		(43,841)

Financing activities:
Proceeds from advances payable – stockholder	16,063		8,304
Proceeds from cash advances, officer	-		35,582
Net cash provided by financing activities	16,063		43,886

Net increase in cash and cash equivalents	900		45

Cash and cash equivalents, beginning of period	125		155

Cash and cash equivalents, end of period	$1,025		$200

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-		$-
Interest:	$-		$-

Non cash financing activities:
Shares issued in exchange for debt	$-		$791,768
Shares issued in exchange for officer advances	$-		$119,482
Accrued interest contributed to capital	$-		$431,659

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending September 30, 2011 upon adoption.

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2011, the Company had an accumulated deficit of $13,624,020, and a working capital deficiency of $42,491. Additionally, for the nine months ended September 30, 2011, the Company incurred a net loss from operations of $16,730 and had negative cash flows from operations in the amount of $15,163. The ability of the Company to continue as a going concern is dependent upon increasing licensing fees and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase licensing fees and in its ability to raise additional funds, there can be no assurances to that effect.

3.	Summary of significant accounting policies:

Cash and cash equivalents:
For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:
Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at September 30, 2011.

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
SEPTEMBER 30, 2011
(UNAUDITED)

3.	Summary of significant accounting policies (continued):

Net (Loss) Income per Share:
The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period. Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At September 30, 2011, the Company had no such securities outstanding.

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

In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance are effective for annual periods beginning with the fiscal years ending after December 15, 2011 with early adoption permitted. The company anticipates that adoption of these additional disclosures will not have a material effect on our financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

3.	Summary of significant accounting policies (continued):

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The company does not anticipate the provisions of ASU 2011-08 will have a material effect on our financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4.	Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The trademark rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $4,500 and $4,500 for the nine months September 30, 2011 and 2010, respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $2,000 and $2,000 for the three months ended September 30, 2011 and 2010, respectively.

	September 30	December 31
	2011	2010
Trademark	$90,000	$90,000
Less: Accumulated Amortization	(57,375)	(52,875)
Trademark, Net	$32,625	$37,125

The following is a schedule of future amortization of the trademark:

2011	6,000
2012	6,000
2013	6,000
2014	6,000
2015	6,000
Thereafter	2, 625
$32,625

5.	Advances payable - stockholder:

During the period ended September 30, 2011, Ronald L. Schutté the former Chairman and CEO advanced $16,063 to the Company. The advances were used for operating expenses. Total advances through September 30, 2011 total $31,826. These advances bear no interest and are payable on demand.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

6.	Subsequent Events

For purposes of determining whether a post balance sheet event should be evaluated, to determine whether it has an effect on the financial statements for the period ending September 30, 2011, subsequent events were evaluated by the company through the date on which the unaudited financial statements for the period ending September 30, 2011 were issued. No events or transactions require adjustment to, or disclosure in the financial statements.

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

Results of Operations

 Nine and Three Months Ended September 30, 2011 Compared to the Nine and Three Months Ended September 30, 2010

Licensing fees aggregated $7,000 and $7,000 for the nine months ended September 30, 2011 and 2010. There was no change. Licensing fees for the three months ended September 30, 2011 as compared to September 30, 2010 was $2,000 and $2,000 respectively. There was no change.

Selling, general and administrative expenses totaled $23,730 and $13,877 for the nine months ended September 30, 2011 and 2010.  The increase of $9,853 or 71% was the result of higher professional fees. Selling, general and administrative expenses for the three months ended September 30, 2011 decreased to $7,556 from $7,578 for the three months ended September 30, 2010.  This is a decrease of $22 or 3%.  This is a result of lower legal fees during the quarter.

Interest expense was $0 and $34,346 for the nine months ended September 30, 2011 and 2010.   Interest expense for the three months ended September 30, 2011 and 2010 was $0 and $0. The decrease was a result of the debt conversion of the former Chairman and Chief Executive Officer. Prior to conversion, interest accrued on the outstanding principal balance at a rate of 13% per annum on the $815,000 note payable.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of September 30, 2011, we had negative working capital of $42,491 as compared to negative working capital of $30,261 at December 31, 2010.

Net Cash Used in Operating Activities during the nine months ended September 30, 2011 of $15,163 was due to our net loss of $16,730 and amortization expense of $4,500.  This was offset by an increase in accounts receivable of $7,000, an increase in accounts payable of $3,236, and an increase in accrued expenses of $831.

Net Cash Provided by Financing Activities during the nine months ended September 30, 2011 of $16,063 was due to cash advances from a stockholder , our former CEO.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three and nine months ended  September 30, 2011 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

             As of  September 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

             During the quarter ended September 30, 2011, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

  (a) Exhibits

31.1
Certification dated November 14, 2011 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated  November 14, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

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

Date: November 14, 2011