Form 10-K
period 2011-12-31
Brooklyn Cheesecake & Desert Com
filed 2012-03-30
CIK 949721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011	Commission File Number: 0-13984

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	13-3832215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2070 Central Park Avenue 2nd Fl. Yonkers, NY	10710
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller
Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of common stock, par value $.025 per share, held by non-affiliates at June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $581,035. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2011.

As of February 28, 2012, 1,139,284 shares of registrant’s common stock, par value $.025 per share, were issued and outstanding.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

PART I

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

EMPLOYEES

As of December 31, 2011, Brooklyn Cheesecake & Desserts Company had one executive officer and no employees. Anthony J. Merante is the Chairman, President, Chief Financial Officer, Chief Executive Officer and Secretary.

ITEM 1A. RISK FACTORS

Our independent registered public accounting firm has stated that our recurring losses from operations and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

The report of our Independent Registered Public Accounting Firm dated, March 23, 2012 for the December 31, 2011 and 2010 condensed financial statements, respectively contains an explanatory paragraph that states that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

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

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The price of our common stock is subject to volatility

Our common stock has traded as low as $.30 per share and as high as $1.10 per share during the twelve months ended December 31, 2011. Our average trading volume is extremely low. As such, a significant sale of newly issued shares of our common stock or resale of the issued and outstanding shares of our common stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

Our common stock is currently eligible for quotation on the over-the-counter-bulletin-board and an investor’s ability to trade our common stock may be limited by trading volume

The trading volume in our common shares has been relatively limited. A consistently active trading market for our common stock may not develop on the Over-The-Counter-Bulletin-Board. The average daily trading volume in our common stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2011 was negligible. Accordingly, the ability of our shareholders to sell their shares of our common stock is extremely limited.

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

4

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

None.

ITEM 4. [ REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "BCKE" effective March 22, 2006. Prior to that, the Company’s Common Stock was quoted on the OTCBB under the symbol “BCAK”. The following table sets forth the range of quarterly high and low bid prices, as reported during the last two fiscal years (giving effect to our 1 for 7 reverse stock split on November 15, 2010).

Period	High	Low

Fiscal Year 2010:
First Quarter	$1.75	$.91
Second Quarter	.91	.70
Third Quarter	.70	.70
Fourth Quarter	1.01	.70

Fiscal Year 2011:
First Quarter	$1.01	$.30
Second Quarter	1.10	.51
Third Quarter	.51	.51
Fourth Quarter	.51	.51

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On February 28, 2012, the closing bid price for our common stock was $.51 per share.

HOLDERS

As of February 28, 2012, we had 51 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Computershare Trust Co.

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

We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout 2010 and 2011, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

Although management is hopeful that 2012 licensing fees will be sufficient to pay related expenses, they will also look for additional opportunities.

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

RESULTS OF OPERATIONS

The Company’s licensing fees were $12,000 and $12,906 for the years ended December 31, 2011 and 2010 respectively, a decrease of $906 or 7%. The decrease is attributable to reduced sales of baking goods by the licensee of the Company’s trademark.

Selling, general and administrative expenses were $33,598 and $41,903 for the years ended December 31, 2011 and 2010 respectively, a decrease of $8,305 or 19%. The decrease was attributable to a reduction in legal fees and public company related costs in 2011 as compared to 2010.

Interest expense was $0 and $34,346 for the years ended December 31, 2011 and 2010 respectively, a decrease of $34,346 or 100%. The decrease was attributable to the 2010 debt conversion with our former Chairman and CEO.

SEGMENT INFORMATION

Not applicable.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company’s only source of working capital has been the $8,455,000 received from the issuance of its securities.

As of December 31, 2011, the Company had a negative working capital of $45,859 as compared to a negative working capital of $30,261 at December 31, 2010.

Net Cash Used in Operating Activities for the year ended December 31, 2011 of $23,265 was due to our loss from continuing operations of $21,598 and an increase in fees receivable of $12,000 offset by an increase in accrued expenses of $3,934, amortization expense of $6,000 and accounts payable of $399.

Net Cash Provided by Financing Activities during the year ended December 31, 2011 was due to advances of $23,160 from a stockholder, our former CEO.

As of December 31, 2011, the Company had cash of $20. We do not have sufficient cash on hand to fund our operations for the next twelve months. Current operations are being funded by licensing fees and cash advances from our current and former chief executive officers.

INFLATION AND SEASONALITY:

Licensing revenue may vary based on peak baking seasons for the licensee of our trademarks. Revenues may be affected by holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the year ended December, 31 2011 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Date: March 27, 2012

/s/ Anthony J. Merante

Anthony J. Merante
President, Chief Executive Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders

Brooklyn Cheesecake & Desserts Company, Inc.

We have audited the accompanying balance sheets of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from operations for the years ended December 31, 2011 and 2010 and as of December 31, 2011 has a working capital deficiency in the amount of $45,859, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

March 23, 2012

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

BALANCE SHEETS

ASSETS

	Years Ended December 31,
	2011	2010

Current assets:
Cash	$20	$125
Accounts receivable	21,906	9,906

Total current assets	21,926	10,031

Other assets:
Trademark, net of amortization	31,125	37,125

Total other assets	31,125	37,125

	$53,051	$47,156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$15,760	$15,360
Accrued expenses	13,103	9,169
Advances payable – stockholder	38,922	15,763

Total current liabilities	67,785	40,292

Stockholders' (deficiency) equity:
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,284 shares and 1,139,284 shares respectfully	28,482	28,482
Additional paid-in capital	13,585,672	13,585,672
Accumulated deficit	(13,628,888)	(13,607,290)
Total stockholders' (deficiency) equity	(14,734)	6,864

	$53,051	$47,156

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

Licensing fees	$12,000	$12,906

Selling, general and administrative expenses	33,598	41,903

(Loss) from Operations	(21,598)	(28,997)

Other Income (Expenses):
Interest expense	-	34,346

Net Loss	$(21,598)	$(63,343)

Earnings per common share
Basic and diluted:	$(0.02)	$(0.08)

Weighted average number of common shares outstanding basic and diluted	1,139,284	799,724

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock
	Number		Additional		Total
	of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balance at December 31, 2009	97,778	$2,444	$12,268,801	$(13,543,947)	$(1,272,702)

Forgiveness of Debt	-	-	431,658	-	431,658

Issuance of Stock (@ .875/share) at April 29, 2010	1,041,506	26,038	885,213	-	911,251

Net loss for the year ended December 31, 2010	-	-	-	(63,343)	(63,343)

Balance at December 31, 2010	1,139,284	28,482	13,585,672	(13,607,290)	6,864

Net loss for the year ended December 31, 2011	-	-	-	(21,598)	(21,598)

Balance at December 31, 2011	1,139,284	$28,482	$13,585,672	($13,628,888)	$(14,734)

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Operating activities:
Net Loss	$(21,598)	$(63,343)
Amortization	6,000	6,000
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(12,000)	(10,406)
Accounts payable	399	(20,590)
Accrued expenses	3,934	36,964
Net cash used in operating activities	(23,265)	(51,375)

Financing activities:
Proceeds from loans	23,160	15,763
Proceeds from cash advances, officer	-	35,582

Net cash provided by financing activities	23,160	51,345

Net decrease in cash	(105)	(30)

Cash, beginning of year	125	155

Cash, end of year	$20	$125

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

Non cash financing activities:
Shares issued in exchange for debt	$-	$791,768
Shares issued in exchange for officer advances	$-	$119,482
Accrued interest contributed to capital	$-	$431,658

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

During the years ended December 31, 2011 and 2010, the Company incurred losses from continuing operations in the amount of $21,598 and $63,343, respectively, and as of December 31, 2011 had a net working capital deficiency of $45,859.

2. Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:

Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at December 31, 2011.

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

Net (Loss) Income per Share:

The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period.   Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At December 31, 2011, the Company had no such securities outstanding.

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

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Recent accounting pronouncements:

In May 2011, the FASB issued guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance will be effective for interim and fiscal periods beginning after December 15, 2011. We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our consolidated financial statements.

In June 2011, FASB issued guidance which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income. This guidance is effective for fiscal periods beginning after December 15, 2011. The adoption of this standard will not impact our consolidated financial statements.

In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance are effective for annual periods beginning with fiscal years ending after December 15, 2011, with early adoption permitted.  The Company anticipates that adoption of these additional disclosures will not have a material effect on our consolidated financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

2. Summary of significant accounting policies (continued):

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company does not anticipate the provisions of ASU 2011-08 will have a material effect on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3.         Concentration of credit risk and major customers:

The Company maintains all of its cash balances in a New Jersey financial institution. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $250,000. At December 31, 2011, the Company had no uninsured cash balances.

For the years ended December 31, 2011 and 2010 one customer, Brooklyn Cheesecake & Desserts Company, Inc. (New Jersey), represented 100% of our total revenues, $12,000 and $12,906 respectively. As of December 31, 2011 and 2010, respectively, accounts receivable from this customer was $21,906 and $9,906.

4.         Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake & Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The trademarks rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $6,000 and $6,000, respectively, for the years ended December 31, 2011 and 2010.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake and Desserts Company, Inc. trademark.

	2011	2010
Tradename	$90,000	$90,000
Accumulated Amortization	58,875	52,875
Tradename, Net	$31,125	$37,125

The following is a schedule of future amortizations on the trade name:

Years Ended December 31,

2012	6,000
2013	6,000
2014	6,000
2015	6,000
2016	6,000
Thereafter	1,125
$31,125

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Anthony Merante, the Company’s Chairman, President and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations. These advances bear no interest and are payable on demand. Mr. Merante made cash advances in the aggregate amount of $35,582 to the Company during the year ended December 31, 2010. Amounts due to Mr. Merante at December 31, 2011 and December 31, 2010 were zero, respectively. On April 29, 2010, pursuant to the Debt Conversion Agreement that we entered into with Mr. Merante, we converted the outstanding principal balance of his indebtedness of $119,482 by issuing 136,550 shares of common stock to Mr. Merante.

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

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The Company had a net loss of $21,598 during the year ended December 31, 2011 and had no Federal or State income tax obligations. The Company had no significant deferred tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2011 other than net operating losses.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carry forward of approximately $4,081,000. The Company has made no provision for a deferred tax asset nor for increase in such due to a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

The Company's loss carry forward of approximately $4,081,000 may be offset against future taxable income. The carry forward losses expire at the end of the years 2012 through 2030.

The utilization of the above loss carry forwards, for federal income tax purposes, may be subject to limitation resulting from changes in ownership.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2011 and 2010:

	2011	2010
Computed “expected” benefit	$(7,574)	$(21,536)
Increase in valuation allowance	7,574	21,536
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Components of the net deferred tax assets for the years ended December 31, 2010 and 2009 were as follows:

	2011	2010
Net operating loss carry forward	$(1,394,000)	$(1,386,426)
Less: Valuation allowance	1,394,000	1,386,426
	$-	$-

9. Common stock options:

On August 4, 2004, our shareholders approved the 2004 Stock Incentive Plan. The plan reserves 2,000,000 shares of common stock for issuance as approved by our board of directors. There are no outstanding options at December 31, 2011.

The Board of Directors has full authority and discretion to determine the eligible participants to be granted stock options, the exercise option price, the date of issuance and the date of expiration. The Company did not grant any options during the calendar years 2011 and 2010.There was no stock option activity in 2011 or 2010.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks. Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary. Licensing fees were $12,000 and $12,906 for 2011 and 2010 respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of December 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the year ended December 31, 2011.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning the Board of Directors and Executive Officers

The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or Executive Officer, Age and Position Held with Company	Principal Occupation For Previous Five Years	Date of Initial Election as Director

Anthony J. Merante, 51 Chairman, President, Chief Financial Officer, Chief Executive Officer, and Corporate Secretary	Certified Public Accountant Chief Financial Officer	January 2003

Carmelo Foti, 59 Director	VP & Manager Credit & Marketing National Bank Of Egypt, NY Branch	January 2003

Liborio Borsellino, 56 Director	Partner, RBC and Associates	August 2004

David Rabe, 50 Director	President, Interpro Systems, Inc.	August 2004

Donald O’Toole, 60 Director	Vice President of Sales of HRP, Inc.	August 2005

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2011 and 2010 by each of the executive officers (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Other Compensation	Total
Anthony J. Merante	2011	$0	$0	$0	$0
President, Chief Executive Officer and Chief Financial Officer	2010	$0	$0	$0	$0

Option Grants

We did not grant any options to any of our Named Executive Officers during the years ended December 31, 2011 and 2010.

Compensation of Directors

Our directors receive a fee of $1,000 for physical attendance at each meeting of the Board of Directors or a committee thereof. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending such meetings. There were no meetings in 2011 and 2010 in which physical attendance was required.

Name	Fees Earned Or Paid in Cash	Stock Awards	Total
2011

Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

2010

Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

On December 31, 2011, each of our directors held the following number of shares of our common stock that were received as stock awards during their respective tenures as directors:

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

Owners of our Common Stock

The following table sets forth, as of March 19, 2012, certain information with respect to beneficial ownership of our common stock as of

March 19, 2012 by:

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

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb and Co., LLP our present Accountants during 2011 and 2010.

	Fiscal 2011	Fiscal 2010
Audit Fees	$12,750	$12,400
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$12,750	$12,400

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal years 2011 and 2010 were pre-approved by the entire Board of Directors.

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

10.12	Asset Exchange Agreement, tenant’s lease assignment, and exclusive licensing agreement with the Company’s former Chairman, Chief Executive Officer, and President Ronald L. Schutté. Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2006.

10.13	Debt Conversion Agreement dated as of April 29, 2010, by and between Brooklyn Cheesecake and Desserts Company, Inc. and Ronald L. Schuté (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Brooklyn Cheesecake and Desserts Company, Inc. on May 5, 2010).

10.13	Debt Conversion Agreement dated as of April 29, 2010, by and between Brooklyn Cheesecake and Desserts Company, Inc. and Anthony J. Merante (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Brooklyn Cheesecake and Desserts Company, Inc. on May 5, 2010).

*21.1	Subsidiaries of Brooklyn Cheesecake & Desserts Company, Inc.

*31.1	Certification dated March 27, 2012 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

*32.1	Certification dated March 27, 2012 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

_____________

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

By:	/s/Anthony J. Merante
Chairman, President, Chief Financial Officer and Chief Executive Officer
March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Anthony J. Merante	President, Chief Executive Officer and Chief Financial Officer
Anthony J. Merante
March 27, 2012

/s/ Carmelo Foti	Director
Carmelo Foti
March 27, 2012

/s/Liborio Borsellino	Director
Liborio Borsellino
March 27, 2012

/s/David Rabe	Director
David Rabe
March 27, 2012

/s/Donald O’Toole	Director
Donald O’Toole
March 27, 2012

