Form 10-Q
period 2012-03-31
Brooklyn Cheesecake & Desert Com
filed 2012-05-15
CIK 949721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of May 15, 2012, there were 1,139,208 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash	$1,078	$20
Accounts receivable	25,266	21,906

Total current assets	26,344	21,926

Other assets:
Trademark, net of amortization	29,625	31,125

Total other assets	29,625	31,125

	$55,969	$53,051

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,389	$15,760
Accrued expense	18,850	13,103
Advances payable – stockholder	41,172	38,922

Total current liabilities	76,411	67,785

Stockholders' equity:
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,208 shares	28,482	28,482
Additional paid in capital	13,585,672	13,585,672
Accumulated deficit	(13,634,596)	(13,628,888)
Total stockholders’ equity	(20,442)	(14,734)

Total liabilities and stockholders’ equity	$55,969	$53,051

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

1

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months
	Ended March 31
	2012	2011

Licensing fees	$3,360	$3,000

Selling, general and administrative expenses	9,069	7,572

Net loss	$(5,709)	$(4,572)

Earnings per common share:
Basic and diluted:	$(.01)	$(.00)

Weighted average number of common shares outstanding	1,139,208	1,139,208

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months
	Ended March 31
	2012	2011

Operating activities:
Net (loss)	($5,709)	($4,572)
Amortization	1,500	1,500
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(3,360)	(3,000)
Accounts payable	629	2,507
Accrued expenses	5,748	(3,569)
Net cash used in operating activities	(1,192)	(7,134)

Financing activities:
Proceeds from advances payable – stockholder	2,250	7,059
Net cash provided by financing activities	2,250	7,059

Net (decrease) increase in cash and cash equivalents	1,058	(75)

Cash and cash equivalents, beginning of period	20	125

Cash and cash equivalents, end of period	$1,078	$50

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

1.  Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

The results of operations for the three ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending March 31, 2012 upon adoption.

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2012, the Company had an accumulated deficit of $13,634,596, and a working capital deficiency of $ 50,067. Additionally, for the three months ended March 31, 2012, the Company incurred a net loss from operations of $5,709 and had negative cash flows from operations in the amount of $1,192. The ability of the Company to continue as a going concern is dependent upon increasing licensing fees and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase licensing fees and in its ability to raise additional funds, there can be no assurances to that effect.

3.   Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:

Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at March 31, 2012.

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

MARCH 31, 2012

(UNAUDITED)

3.      Summary of significant accounting policies (continued):

Net (Loss) Income per Share:

The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period.   Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At March 31, 2012, the Company had no such securities outstanding.

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

Recently Issued Accounting Standards:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (amended further under ASU No. 2011-12 in December 2011). This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

3.       Summary of significant accounting policies (continued):

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two- step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described in Topic 350 under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

In December 2011, the FASB issued Accounting Standards Update (ASU) No, 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 915-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. Currently, the Company does not enter into any right of offset arrangements and expects implementation to have little or no impact.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

4.      Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The trademark rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $1,500 and $1,500 for the three months March 31, 2012 and 2011, respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $3,360 and $3,000 for the three months ended March 31, 2012 and 2011, respectively.

	March 31	December 31
	2012	2011
Trademark	$90,000	$90,000
Less: Accumulated Amortization	(60,375)	52,875
Trademark, Net	$29,625	$37,125

The following is a schedule of future amortization of the trademark:

2012	6,000
2013	6,000
2014	6,000
2015	6,000
Thereafter	5,625
$29,625

5.      Advances payable - stockholder:

During the period ended March 31, 2012, Ronald L. Schutté the former Chairman and CEO advanced $2,250 to the Company. The advances were used for operating expenses. Total advances through March 31, 2012 were $41,172. These advances bear no interest and are payable on demand.

6.      Subsequent Events

Subsequent events were evaluated by the company for the period ending March 31, 2012 and no events or transactions requiring adjustment to, or disclosure in the financial statements were noted.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” ”believe,” “estimate,” ”continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10K filed on March 30, 2012. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Although we are hopeful that licensing fees will increase in the future and be sufficient to pay related expenses, we will also look for additional opportunities, such as joint ventures, partnerships, strategic alliances or business combinations. The Company is not currently considering any such opportunities.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Licensing fees aggregated $3,360 and $3,000 for the three months ended March 31, 2012 and 2011. The increase of $360 or 12% was due to an increase in sales of our trademark products.

Selling, general and administrative expenses totaled $9,069 and $7,572 for the three months ended March 31, 2012 and 2011. The increase of $1,497 or 19% was the result of higher legal fees and public company related expenses.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of March 31, 2012, we had negative working capital of $50,067 as compared to negative working capital of $45,859 at December 31, 2011.

Net Cash Used in Operating Activities during the three months ended March 31, 2012 of $1,192 was due to our net loss of $5,709 and amortization expense of $1,500. This was offset by an increase in accounts receivable of $3,360, an increase in accounts payable of $629, and an increase in accrued expenses of $5,748.

Net Cash Provided by Financing Activities during the three months ended March 31, 2012 of $2,250 was due to advances from our stockholder.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three ended March 31, 2012 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4 Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of March 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2012, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

  (a) Exhibits

31.1	Certification dated May 15, 2012 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

32.1	Certification dated May 15, 2012 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

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

Date: May 15, 2012

