Form 10-Q
period 2012-06-30
Brooklyn Cheesecake & Desert Com
filed 2012-08-13
CIK 949721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of August 13, 2012, there were 1,139,284 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash	$1,077	$20
Accounts receivable	28,266	21,906

Total current assets	29,343	21,926

Other assets:
Trademark, net of amortization	28,125	31,125

Total other assets	28,125	31,125

Total assets	$57,468	$53,051

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$15,351	$15,760
Accrued expense	11,752	13,103
Advances payable – stockholder	57,629	38,922

Total current liabilities	84,732	67,785

Stockholders’ (deficit):
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	—	—
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,284 shares	28,482	28,482
Additional paid in capital	13,585,672	13,585,672
Accumulated deficit	(13,641,418)	(13,628,888)
Total stockholders’ (deficit)	(27,264)	(14,734)

Total liabilities and stockholders’ (deficit)	$57,468	$53,051

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months		Three Months
	Ended June 30		Ended June 30
	2012	2011	2012	2011

Licensing fees	$6,360	$5,000	$3,000	$2,000

Selling, general and administrative expenses	18,890	16,174	9,821	8,602

Net loss	$(12,530)	$(11,174)	$(6,821)	$(6,602)

Earnings per common share:
Basic and diluted:	$(.01)	$(.08)	$(.01)	$(.01)

Weighted average number of common shares outstanding	1,139,284	1,139,284	1,139,284	1,139,284

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months
	Ended June 30
	2012	2011

Operating activities:
Net (loss)	$(12,530)	$(11,174)
Amortization	3,000	3,000
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(6,360)	(5,000)
Accounts payable	(409)	(45)
Accrued expenses	(1,351)	(1,944)
Net cash used in operating activities	(17,650)	(15,163)

Financing activities:
Proceeds from advances payable – stockholder	18,707	16,063
Net cash provided by financing activities	18,707	16,063

Net increase in cash and cash equivalents	1,057	900

Cash and cash equivalents, beginning of period	20	125

Cash and cash equivalents, end of period	$1,077	$1,025

Supplemental disclosures:
Cash paid during the year for:
Taxes	$—	$—
Interest	$—	$—

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012.

Accounting standards have been issued or proposed by the FASB and other standards- setting bodies that are not expected to have a material impact on the financial statements for the period ending June 30, 2012 upon adoption.

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2012, the Company had an accumulated deficit of $13,641,418, and a working capital deficiency of $ 55,389. Additionally, for the six months ended June 30, 2012, the Company incurred a net loss from operations of $12,530 and had negative cash flows from operations in the amount of $17,650. The ability of the Company to continue as a going concern is dependent upon increasing licensing fees and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase licensing fees and in its ability to raise additional funds, there can be no assurances to that effect.

3. Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:

Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at June 30, 2012.

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

JUNE 30, 2012

(UNAUDITED)

3. Summary of significant accounting policies (continued):

Net (Loss) Income per Share:

The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period.   Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At June 30, 2012, the Company had no such securities outstanding.

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

JUNE 30, 2012

(UNAUDITED)

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than it carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described in Topic 350 under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

In December 2011, the FASB issued Accounting Standards Update (ASU) No, 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815- 10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 915-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. Currently, the Company does not enter into any right of offset arrangements and expects implementation to have little or no impact.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4. Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademark Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The trademark rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $3,000 and $3,000 for the six months June 30, 2012 and 2011, respectively.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademark. Licensing fees were $6,360 and $5,000 for the six months ended June 30, 2012 and 2011, respectively.

	June 30	December 31
	2012	2011
Trademark	$90,000	$90,000
Less: Accumulated Amortization	(61,875)	(58,875)
Trademark, Net	$28,125	$31,125

The following is a schedule of future amortization of the trademark:

2012	3,000
2013	6,000
2014	6,000
2015	6,000
2016	6,000
Thereafter	1,125
$28,125

5. Advances payable - stockholder:

During the period ended June 30, 2012, Ronald L. Schutté the former Chairman and CEO advanced $18,707 to the Company. The advances were used for operating expenses. Total advances through June 30, 2012 were $57,629. These advances bear no interest and are payable on demand.

6. Subsequent Events

For purposes of determining whether a post balance sheet event has an effect on the financial statements for the period ending June 30, 2012, subsequent events were evaluated by the company. No events or transactions require adjustment to, or disclosure in the financial statements.

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

Results of Operations

Six and Three Months Ended June 30, 2012 Compared to the Six and Three Months Ended June 30, 2011

Licensing fees aggregated $6,360 and $5,000 for the six months ended June 30, 2012 and 2011. The increase of $1,360 or 27% was due to an increase in sales of our trademark products. Licensing fees for the three months ended June 30, 2012 as compared to June 30, 2011 was $3,000 and $2,000 respectively. The increase of $1,000 or 50% was due to an increase in sales of our trademark products.

Selling, general and administrative expenses totaled $18,890 and $16,174 for the six months ended June 30, 2012 and 2011. The increase of $2,716 or 16% was the result of higher legal and public company filing fees. Selling, general and administrative expenses totaled $9,821 and $8,602 for the three months ended June 30, 2012 and 2011. The increase of $1,219 or 14% was the result of higher legal and public company filing fees

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of June 30, 2012, we had negative working capital of $55,389 as compared to negative working capital of $45,859 at December 31, 2011.

Net Cash Used in Operating Activities during the six months ended June 30, 2012 of $17,650 was due to our net loss of $12,530 and amortization expense of $3,000. This was offset by an increase in accounts receivable of $6,360, a decrease in accounts payable of $409, and a decrease in accrued expenses of $1,351.

Net Cash Provided by Financing Activities during the three and six months ended June 30, 2012 of $18,707 was due to cash advances from a stockholder, our former CEO.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three and six ended June 30, 2012 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of June 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended June 30, 2012, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Certification dated August 13, 2012 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

32.1	Certification dated August 13, 2012 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

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

Date: August 13, 2012

