Form 10-Q
period 2012-09-30
Brooklyn Cheesecake & Desert Com
filed 2012-11-13
CIK 949721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

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

As of November 13, 2012, there were 1,139,284 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash	$1,078	$20
Accounts receivable	31,266	21,906

Total current assets	32,344	21,926

Other assets:
Trademark, net of amortization	26,625	31,125

Total other assets	26,625	31,125

Total assets	$58,969	$53,051

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$15,350	$15,760
Accrued expense	11,600	13,103
Advances payable – stockholder	63,323	38,922

Total current liabilities	90,273	67,785

Stockholders’ (deficit):
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	—	—
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,284 shares	28,482	28,482
Additional paid in capital	13,585,672	13,585,672
Accumulated deficit	(13,645,458)	(13,628,888)
Total stockholders’ (deficit)	(31,304)	(14,734)

Total liabilities and stockholders’ (deficit)	$58,969	$53,051

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30		Three Months Ended September 30
	2012	2011	2012	2011
Licensing fees	$9,360	$7,000	$3,000	$2,000

Selling, general and administrative expenses	25,930	23,730	7,041	7,556

Net loss	($16,570)	($16,730)	($4,041)	($5,556)

Earnings per common share:
Basic and diluted:	$(.01)	$(.01)	$(.00)	$(.00)

Weighted average number of common shares outstanding	1,139,284	1,139,284	1,139,284	1,139,284

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2012	2011
Operating activities:
Net (loss)	$(16,570)	$(16,730)
Amortization	4,500	4,500
Changes in operating assets and liabilities:
Accounts receivable	(9,360)	(7,000)
Accounts payable	(410)	3,236
Accrued expenses	(1,503)	831
Net cash used in operating activities	(23,343)	(15,163)

Financing activities:
Proceeds from advances payable – stockholder	24,401	16,063
Proceeds from cash advances, officer	—	—
Net cash provided by financing activities	24,401	16,063

Net increase in cash and cash equivalents	1,058	900

Cash and cash equivalents, beginning of period	20	125

Cash and cash equivalents, end of period	$1,078	$1,025

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$—	$—
Interest:	$—	$—

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending September 30, 2012 upon adoption.

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2012, the Company had an accumulated deficit of $13,645,458, and a working capital deficiency of $57,929. Additionally, for the nine months ended September 30, 2012, the Company incurred a net loss from operations of $16,570 and had negative cash flows from operations in the amount of $23,343. The ability of the Company to continue as a going concern is dependent upon increasing licensing fees and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase licensing fees and in its ability to raise additional funds, there can be no assurances to that effect.

3. Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:

Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at September 30, 2012.

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

SEPTEMBER 30, 2012

(UNAUDITED)

3. Summary of significant accounting policies (continued):

Net (Loss) Income per Share:

The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period. Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At September 30, 2012, the Company had no such securities outstanding.

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

Recent accounting pronouncements:

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

4. Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The trademark rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $4,500 and $4,500 for the nine months September 30, 2012 and 2011, respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $9,360 and $7,000 for the nine months ended September 30, 2012 and 2011, respectively. Licensing fees were $3,000 and $2,000 for the three months ended September 30, 2012 and 2011, respectively.

	September 30	December 31
	2012	2011
Trademark	$90,000	$90,000
Less: Accumulated Amortization	(63,375)	(58,875)
Trademark, Net	$26,625	$31,125

The following is a schedule of future amortization of the trademark:

2012	6,000
2013	6,000
2014	6,000
2015	6,000
Thereafter	2, 625
$26,625

5. Advances payable - stockholder:

During the period ended September 30, 2012, Ronald L. Schutté the former Chairman and CEO advanced $24,401 to the Company. The advances were used for operating expenses. Total advances through September 30, 2012 total $63,323. Total advances through September 30, 2011 totaled $31,826. These advances bear no interest and are payable on demand.

6. Business Concentrations

During the 9 months ended September 30, 2012 and 2011, the Company derived 100% of its revenues from a single customer. At September 30, 2012 and December 31, 2011, 100% of accounts receivable are due from a single customer.

7. Subsequent Events

The Company has evaluated all post balance sheet events for effect on the September 30, 2012 financial statements. No events or transactions require adjustment to, or disclosure in the financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” ”believe,” “estimate,” ”continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K filed on March 30, 2012. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Results of Operations

Nine and Three Months Ended September 30, 2012 Compared to the Nine and Three Months Ended September 30, 2011

Licensing fees aggregated $9,360 and $7,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase of $2,360 or 33% was due to an increase in sales of our trademark products. Licensing fees for the three months ended September 30, 2012 as compared to September 30, 2011 was $3,000 and $2,000 respectively. The increase of $1,000 or 50% was due to an increase in sales of our trademark products.

Selling, general and administrative expenses totaled $25,930 and $23,730 for the nine months ended September 30, 2012 and 2011, respectively. The increase of $2,200 or 9% was the result of higher public expense. Selling, general and administrative expenses for the three months ended September 30, 2012 decreased to $7,041 from $7,556 for the three months ended September 30, 2011. This is a decrease of $515 or 6%. This is a result of lower public expense during the quarter.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities.

As of September 30, 2012, we had negative working capital of $57,929 as compared to negative working capital of $45,859 at December 31, 2011.

Net Cash Used in Operating Activities during the nine months ended September 30, 2012 of $23,343 was due to our net loss of $16,570 and amortization expense of $4,500. This was offset by an increase in accounts receivable of $9,360, a decrease in accounts payable of $410, and a decrease in accrued expenses of $1,503.

Net Cash Used in Operating Activities during the nine months ended September 30, 2011 of $15,163 was due to our net loss of $16,730 and amortization expense of $4,500. This was offset by an increase in accounts receivable of $7,000, an increase in accounts payable of $3,236, and an increase in accrued expenses of $831.

Net Cash Provided by Financing Activities during the nine months ended September 30, 2012 of $24,401 was due to cash advances from a stockholder , our former CEO.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three and nine months ended September 30, 2012 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4 Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of September 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended September 30, 2012, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Certification dated November 13, 2012 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

32.1	Certification dated November 13, 2012 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

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

Date: November 13, 2012

