Form 10-K
period 2012-12-31
Brooklyn Cheesecake & Desert Com
filed 2013-04-03
CIK 949721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012	Commission File Number: 0-13984

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

 (Exact name of registrant as specified in its charter)

NEW YORK	13-3832215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2070 Central Park Avenue 2nd Fl. Yonkers, NY	10710
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

The aggregate market value of common stock, par value $.025 per share, held by non-affiliates at June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $581,035. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2012.

As of February 28, 2013, 1,139,284 shares of registrant’s common stock, par value $.025 per share, were issued and outstanding.

1

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

FORM 10-K

 YEAR ENDED DECEMBER 31, 2012

PART I

FORWARD LOOKING STATEMENTS

Except for historical information, this document contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under “Business” and “Management’s Discussion and Analysis”. These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that “we expect,” “we anticipate,” “we intend,” “we believe,” and similar language. We caution that any forward-looking statement made by us in this Form 10-K or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-K beginning on page 4.

ITEM 1. BUSINESS

GENERAL

Brooklyn Cheesecake & Desserts Company, Inc. was incorporated in November 1993 in New York. The Company’s executive offices are located at 2070 Central Park Avenue, 2nd Fl. Yonkers, NY 10710 and its telephone number is (914) 361-1420. The Company licenses its Brooklyn Cheesecake & Desserts Company trademarks to Brooklyn Cheesecake & Desserts Company, Inc., (a New Jersey corporation). These licensing fees are presently its only source of revenue.

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

EMPLOYEES

As of December 31, 2012, Brooklyn Cheesecake & Desserts Company had one executive officer and no employees. Anthony J. Merante is the Chairman, President, Chief Financial Officer, Chief Executive Officer and Secretary.

ITEM 1A. RISK FACTORS

Our independent registered public accounting firm has stated that our recurring losses from operations and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

The report of our Independent Registered Public Accounting Firm dated, April 1, 2013 for the December 31, 2012 financial statements, respectively contains an explanatory paragraph that states that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. We believe we will need to raise more money to finance our operations and sustain our business model. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

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

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The price of our common stock is subject to volatility

Our common stock has traded as low as $.20 per share and as high as $.51 per share during the twelve months ended December 31, 2012. Our average trading volume is extremely low. As such, a significant sale of newly issued shares of our common stock or resale of the issued and outstanding shares of our common stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

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

Our common stock is currently eligible for quotation on the over-the-counter-bulletin-board and an investor’s ability to trade our common stock may be limited by trading volume

The trading volume in our common shares has been relatively limited. A consistently active trading market for our common stock may not develop on the Over-The-Counter-Bulletin-Board. The average daily trading volume in our common stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2012 was negligible. Accordingly, the ability of our shareholders to sell their shares of our common stock is extremely limited.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “BCKE” effective March 22, 2006. Prior to that, the Company’s Common Stock was quoted on the OTCBB under the symbol “BCAK”. The following table sets forth the range of quarterly high and low bid prices, as reported during the last two fiscal years (giving effect to our 1 for 7 reverse stock split on November 15, 2010).

Period	High	Low

Fiscal Year 2011:
First Quarter	$1.01	$.30
Second Quarter	1.10	.51
Third Quarter	.51	.51
Fourth Quarter	.51	.51

Fiscal Year 2012:
First Quarter	$.51	$.51
Second Quarter	.51	.51
Third Quarter	.51	.20
Fourth Quarter	.51	.20

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On February 28, 2013, the closing bid price for our common stock was $.20 per share.

HOLDERS

As of February 28, 2013, we had 51 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Computershare Trust Co.

DIVIDEND POLICY

The Company has never paid cash dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The payment of future cash dividends is subject to the discretion of the Board of Directors and will depend upon the Company’s earnings (if any), general financial condition, cash flows, capital requirements and other considerations deemed relevant by the Board of Directors.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

From March 2002 through March 2006, the Company was a manufacturer of baking and confectionary products. In March 2006, the Company entered into an Exchange Agreement pursuant to which it exchanged its baking equipment and other fixed assets and JMS Specialty, its wholly owned subsidiary, for the satisfaction and assumption of approximately $1,145,000 of outstanding liabilities and obligations owed to Ronald L. Schutte, its former president and chief executive officer. The Company retained its trademarks and now licenses these trademarks to a New Jersey corporation formed by Mr. Schutte to continue the baking operations that were transferred to him pursuant to the Exchange Agreement. As a result of this transaction, the Company’s baking operations have been treated as discontinued operations and its current business of licensing its trademarks is treated as the Company’s continuing operations.

We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout 2011 and 2012, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

Although management is hopeful that 2013 licensing fees will be sufficient to pay related expenses, they will also look for additional opportunities.

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

RESULTS OF OPERATIONS

The Company’s licensing fees were $12,444 and $12,000 for the years ended December 31, 2012 and 2011 respectively, a increase of $444 or 4%. The increase is attributable to increased sales of baking goods by the licensee of the Company’s trademark.

Selling, general and administrative expenses were $38,583 and $33,598 for the years ended December 31, 2012 and 2011 respectively, a increase of $4,985 or 15%. The increase was attributable to an increase in legal fees and public company related costs in 2012 as compared to 2011.

SEGMENT INFORMATION

Not applicable.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company’s only source of working capital has been the $8,455,000 received from the issuance of its securities.

As of December 31, 2012, the Company had a negative working capital of $65,998 as compared to a negative working capital of $45,859 at December 31, 2011.

Net Cash Used in Operating Activities for the year ended December 31, 2012 of $24,643 was due to our loss from continuing operations of $26,139 and an increase in fees receivable of $12,444 offset by an increase in accrued expenses of $4,247, amortization expense of $6,000 and accounts payable of $3,693.

Net Cash Provided by Financing Activities during the year ended December 31, 2012 was due to advances of $25,701 from a stockholder, our former CEO.

As of December 31, 2012, the Company had cash of $1,078. We do not have sufficient cash on hand to fund our operations for the next twelve months. Current operations are being funded by licensing fees and cash advances from our current and former chief executive officers.

INFLATION AND SEASONALITY:

Licensing revenue may vary based on peak baking seasons for the licensee of our trademarks. Revenues may be affected by holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the year ended December, 31 2012 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders

Brooklyn Cheesecake & Desserts Company, Inc.

We have audited the accompanying balance sheet of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2012, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2012, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from operations for the year ended December 31, 2012 and as of December 31, 2012 has a working capital deficiency in the amount of $65,998, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
April 3, 2013

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders

Brooklyn Cheesecake & Desserts Company, Inc.

We have audited the accompanying balance sheet of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2011, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2011, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred significant losses from operations for the year ended December 31, 2011 and as of December 31, 2011 has a working capital deficiency in the amount of $45,859, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
March 23, 2012

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2012	2011

Current assets:
Cash	$1,078	$20
Accounts receivable, related party	34,350	21,906

Total current assets	35,428	21,926

Other assets:
Trademark, net of amortization	25,125	31,125

Total other assets	25,125	31,125

Total assets	$60,553	$53,051

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)

Current liabilities:
Accounts payable	$19,453	$15,760
Accrued expenses	17,350	13,103
Advances payable - stockholder	64,623	38,922

Total current liabilities	101,426	67,785

Stockholders’ (deficiency) :
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued
Common stock, $.025 par value, authorized 75,000,000 shares,issued and outstanding 1,139,284 shares and 1,139,284 shares respectfully	28,482	28,482
Additional paid-in capital	13,585,672	13,585,672
Accumulated deficit	(13,655,027)	(13,628,888)
Total stockholders’ (deficiency)	(40,873)	(14,734)

Total liabilities and stockholders’ (deficiency)	$60,553	$53,051

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011

Licensing fees, related party	$12,444	$12,000

Selling, general and administrative expenses	38,583	33,598

Net Loss	$(26,139)	$(21,598)

Earnings per common share Basic and diluted:	$(0.02)	$(0.02)

Weighted average number of common shares outstanding basic and diluted	1,139,284	1,139,284

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

  STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency

Balance at December 31, 2010	1,139,284	$28,482	$13,585,672	$(13,607,290)	$6,864

Net loss for the year ended December 31, 2011	—	—	—	(21,598)	(21,598)

Balance at December 31, 2011	1,139,284	28,482	13,585,672	(13,628,888)	(14,734)

Net loss for the year ended December 31, 2012	—	—	—	(26,139)	(26,139)

Balance at December 31, 2012	1,139,284	$28,482	$13,585,672	$(13,655,027)	$(40,873)

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Operating activities:
Net Loss	(26,139)	(21,598)
Amortization	6,000	6,000
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(12,444)	(12,000)
Accounts payable	3,693	399
Accrued expenses	4,247	3,934
Net cash used in operating activities	(24,643)	(23,265)

Financing activities:
Proceeds from stockholder advances	25,701	23,160

Net cash provided by financing activities	25,701	23,160

Net increase (decrease) in cash and cash equivalents	1,058	(105)

Cash and cash equivalents, beginning of year	20	125

Cash and cash equivalents, end of year	$1,078	$20

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$—	$—
Interest:	$—	$—

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	Description of business and going concern:

The Company was a manufacturer of baking and confectionery products, which were sold to supermarkets, food distributors, educational institutions, restaurants, mail order and to the public. Although the Company sold its products throughout the United States, its main customer base was on the East Coast of the United States. Effective March 28, 2006 the Company has become a holder and licensor of intellectual property.

We have had losses since inception and a net loss of $26,139 for the year ended December 31, 2012. At December 31, 2012 we had a working capital deficiency of $65,998. These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

2.	Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:

Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at December 31, 2012 and 2011..

Use of estimates:

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. Significant estimates include allowances for doubtful accounts and amortization of trademark.

Net (Loss) Income per Share:

The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period. Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At December 31, 2012, the Company had no such securities outstanding.

Revenue Recognition:

Income from licensing fees are recognized from the sale by our licensee of goods bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Fees are computed at 1% of trademark products sold by our customer.

Income Taxes:

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax asset and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will not be realized.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Stock Based Compensation:

The Company follows the guidance provided by ASC 718, (“Share Based Payments”) which requires companies to expense the value of employee stock options and similar awards. The Company had no stock-based compensation during the years ended December 31, 2012 and 2011.

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

YEARS ENDED DECEMBER 31, 2012 AND 2011

3.	Concentration of credit risk and major customers:

The Company maintains all of its cash balances in a New Jersey financial institution. The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $250,000. At December 31, 2012, the Company had no uninsured cash balances.

For the years ended December 31, 2012 and 2011 one customer, Brooklyn Cheesecake & Desserts Company, Inc. (New Jersey), represented 100% of our total revenues, $12,444 and $12,000 respectively. As of December 31, 2012 and 2011, respectively, 100% of our accounts receivable from this customer was $34,350 and $21,906.

4.	Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake & Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company’s common stock, valued on the purchase date at $90,000. The trademarks rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $6,000 and $6,000, respectively, for the years ended December 31, 2012 and 2011.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake and Desserts Company, Inc. trademark.

	2012	2011
Tradename	$90,000	$90,000
Accumulated Amortization	64,875	58,875
Tradename, Net	$25,125	$31,125

The following is a schedule of future amortizations on the trade name:

Years Ended December 31,

2013	6,000
2014	6,000
2015	6,000
2016	6,000
Thereafter	1,125

$25,125

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

 NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

5.	Cash Advances Stockholder:

Ronald L. Schutté the former Chair man and CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations. These advances bear no interest and are payable on demand. Mr. Schutté made cash advances in the aggregate amount of $25,701 to the Company during the year ended December 31, 2012. Amounts due to Mr. Schutté at December 31, 2012 and December 31, 2011 were $64,623 and $38,922, respectively.

6.	Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (ASC 740) “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The Company had a net loss of $26,139 during the year ended December 31, 2012 and had no Federal or State income tax obligations. The Company had no significant deferred tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2012 other than net operating losses.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss carry forward of approximately $4,126,000. The Company has made no provision for a deferred tax asset nor for increase in such since a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely that not to be realized.

The Company’s loss carry forward of approximately $4,126,000 may be offset against future taxable income. The carry forward losses expire at the end of the years 2013 through 2032.

The utilization of the above loss carry forwards, for federal income tax purposes, may be subject to limitation resulting from changes in ownership.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate of 34% as follows for the periods ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Computed “expected” benefit	$(8,840)	$(7,574)
Increase in valuation allowance	8,840	7,574
	$—	$—

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Components of the net deferred tax assets for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Net operating loss carry forward	$(1,402,840)	$(1,394,000)
Less: Valuation allowance	1,402,840	1,394,000
	$—	$—

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

 NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

7.	Common stock options:

On August 4, 2004, our shareholders approved the 2004 Stock Incentive Plan. The plan reserves 2,000,000 shares of common stock for issuance as approved by our board of directors. There are no outstanding options at December 31, 2012.

The Board of Directors has full authority and discretion to determine the eligible participants to be granted stock options, the exercise option price, the date of issuance and the date of expiration. The Company did not grant any options during the calendar years 2012 and 2011.There was no stock option activity in 2012 or 2011.

8.	Exchange Agreement:

On March 28, 2006, the Company entered into an exchange agreement with Ronald L. Schutté, its former Chairman and CEO, whereby the Company exchanged $1,145,315 in assets in exchange for $1,145,315 of the $1,945,315 liabilities of the Company which included some of the debt due to Mr. Schutté. The balance of the Company’s $800,000 obligation to Mr. Schutté was to be extinguished upon the Company raising additional capital. Mr. Schutté also assumed the balance of the building lease and various equipment leases. On April 29, 2010, pursuant to a Debt Conversion Agreement that we entered into with Mr. Schutte we converted this obligation into shares of common stock .

The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks. Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary. Licensing fees were $12,444 and $12,000 for 2012 and 2011 respectively.

9.	Related Party Transactions:

During the years ended December 31, 2012 and 2011, Ronald Schutte, a former Chairman and Chief Executive Officer of the Company, who is also a Stockholder of the Company, advanced to the Company $25,701 and $23,160, respectively, for working capital. At December 31, 2012 and 2011, the Company owed Mr. Schutte $64,623 and $38,922 respectively. Also see Note 5.

The Company licenses its trademark to a company controlled by Mr. Schutte and earns licensing fees equal to 1% of sales of products bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark. During the years ended December 31, 2012 and 2011, the Company earned license fees from this related party of $12,444 and $12,000, respectively. At December 31, 2012 and 2011, the Company had accounts receivable from this related party of $34,350 and $21,906, respectively. Also, see Notes 3, 4, and 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of December 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the year ended December 31, 2012.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (continued)

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning the Board of Directors and Executive Officers

The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or Executive Officer, Age and Position Held with Company	Principal Occupation For Previous Five Years	Date of Initial Election as Director

Anthony J. Merante, 52 Chairman, President, Chief Financial Officer, Chief Executive Officer, and Corporate Secretary	Certified Public Accountant Chief Financial Officer	January 2003

Carmelo Foti, 60 Director	VP & Manager Credit & Marketing National Bank Of Egypt, NY Branch	January 2003

Liborio Borsellino, 57 Director	Partner, RBC and Associates	August 2004

David Rabe, 51 Director	President, Interpro Systems, Inc.	August 2004

Donald O’Toole, 61 Director	Vice President of Sales of HRP, Inc.	August 2005

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2012 and 2011 by each of the executive officers (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Other Compensation	Total
Anthony J. Merante	2012	$0	$0	$0	$0
President, Chief Executive Officer and Chief Financial Officer	2011	$0	$0	$0	$0

Option Grants

We did not grant any options to any of our Named Executive Officers during the years ended December 31, 2012 and 2011.

Compensation of Directors

Our directors receive a fee of $1,000 for physical attendance at each meeting of the Board of Directors or a committee thereof. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending such meetings. There were no meetings in 2012 and 2011 in which physical attendance was required.

Name	Fees Earned Or Paid in Cash	Stock Awards	Total
2012

Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

2011

Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

On December 31, 2012, each of our directors held the following number of shares of our common stock that were received as stock awards during their respective tenures as directors:

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

Owners of our Common Stock

The following table sets forth, as of March 29, 2013, certain information with respect to beneficial ownership of our common stock as of March 29, 2013 by:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our executive officers; and
•	all of our executive officers and directors as a group.

Name and Address	Title	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Anthony J. Merante c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Executive Officer, Director and Beneficial Owner	145,103 (2)	12.70%
Liberio Borsellino c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Director	1,575.13%
Carmelo L. Foti c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Director	1,820.16%
David Rabe c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Director	1,575.13%
Donald O’Toole c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Director	1,341.11%
Ronald L. Schutté c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Beneficial Owner	922,788 (3)	80.10%
Wachovia Corporation c/o 2070 Central Park Ave 2Fl Yonkers, NY 10710	Beneficial Owner	5,383.47%
Directors and Named Executive Officers as a Group (5 persons)		151,414	13.3%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	Does not include 8,000 shares owned by two individuals Charles Brofman and James Bruchetta over which Mr. Merante holds voting rights pursuant to a website development agreement by and between us and the two individuals dated March 1, 2005.
(3)	Includes 343 shares which Mr. Schutté owns jointly with his wife.

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

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by our present and former Accountants during 2012 and 2011.

	Fiscal 2012	Fiscal 2011
Audit Fees	$12,750	$12,750
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$12,750	$12,750

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal years 2012 and 2011 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as part of this report.

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated June 2, 1995, by and among the Company, Greenberg Dessert Associates Limited Partnership, SMG Baking Enterprises, Inc. and its limited partners. Incorporated by reference to the Company’s Registration Statement on Form SB-2 Registration Number 33-96094.

2.2

Stock Purchase Agreement, dated as of January 17, 1997, by and between the Company and Philip Grabow, without exhibits. Incorporated by reference to Schedule 13-D filed by Philip Grabow on SEC File Number 005-48185.

3.1	Restated Certificate of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form SB-2 Registration Number 33-96094.

3.2	Amended and Restated By-laws. Incorporated by reference to the Company’s Registration Statement on Form SB-2 Registration Number 33-96094.

3.3	Amendment to Certificate of Incorporation. Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 23, 2005.

3.4	Amendment to Certificate of Incorporation. Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 22, 2006.

4.1	Form of certificate for shares of Common Stock. Incorporated by reference to the Company’s Registration Statement on Form SB-2 Registration Number 33-96094.

4.2	Form of Representatives Warrant. Incorporated by reference to the Company’s Registration Statement on Form SB-2 Registration Number 33-96094.

4.3	2004 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement filed on Form Schedule 14A dated July 15, 2004.

10.1	Modification agreement between the Company and Ronald L. Schutté dated April 30, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated May 5, 2005.

10.2	Modification agreement between the Company and Ronald L. Schutté dated May 20, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated May 26, 2005.

10.3	Modification agreement between the Company and Ronald L. Schutté dated June 17, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2005.

10.4	Modification agreement between the Company and Ronald L. Schutté dated July 31, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated August 4, 2005.

10.5	Factoring Agreement between the Company and Rockland Credit Finance LLC, dated August 26, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated September 1, 2005.

10.6	Financing Agreement between the Company and Rockland Credit Finance LLC, dated August 26, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated September 1, 2005.

10.7	Modification agreement between the Company and Ronald L. Schutté dated November 30, 2005. Incorporated by reference to the Company’s Current Report on Form 8-K dated December 7, 2005.

10.8	Note dated January, 31 2006 between the Company and Ronald L. Schutté. Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2006.

10.9	Note dated January, 31 2006 between the Company and Anthony J. Merante. Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2006.

10.10	Amendment to Articles of Incorporation to implement the reverse stock split of the outstanding shares of the Company’s common stock at a ratio of 1:25. Incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2006.

10.11	Departure of Director and principal officer Ronald L. Schutté; election of director and appointment of principal officer Anthony J. Merante. Incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2006.

10.12	Asset Exchange Agreement, tenant’s lease assignment, and exclusive licensing agreement with the Company’s former Chairman, Chief Executive Officer, and President Ronald L. Schutté. Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2006.

10.13	Debt Conversion Agreement dated as of April 29, 2010, by and between Brooklyn Cheesecake and Desserts Company, Inc. and Ronald L. Schuté (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Brooklyn Cheesecake and Desserts Company, Inc. on May 5, 2010).

10.13	Debt Conversion Agreement dated as of April 29, 2010, by and between Brooklyn Cheesecake and Desserts Company, Inc. and Anthony J. Merante (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Brooklyn Cheesecake and Desserts Company, Inc. on May 5, 2010).

*21.1	Subsidiaries of Brooklyn Cheesecake & Desserts Company, Inc.

*31.1	Certification dated April 3, 2013 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

*32.1	Certification dated April 3, 2013 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

By:	/s/ Anthony J. Merante
Chairman, President, Chief Financial Officer and Chief Executive Officer
April 3, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Anthony J. Merante	President, Chief Executive Officer and Chief Financial Officer
Anthony J. Merante
April 3, 2013

/s/ Carmelo Foti	Director
Carmelo Foti
April 3, 2013

/s/ Liborio Borsellino	Director
Liborio Borsellino
April 3, 2013

/s/ David Rabe	Director
David Rabe
April 3, 2013

/s/ Donald O’Toole	Director
Donald O’Toole
April 3, 2013

