Form 10-Q
period 2013-09-30
Brooklyn Cheesecake & Desert Com
filed 2013-11-14
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of November 14, 2013, there were 1,139,284 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(1)
ASSETS
Current assets:
Cash	$1,078	$1,078
Accounts receivable – related party	43,350	34,350

Total current assets	44,428	35,428

Other assets:
Trademark, net of amortization	20,625	25,125

Total other assets	20,625	25,125

Total assets	$65,053	$60,553

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)

Current liabilities:
Accounts payable	$22,722	$19,453
Accrued expense	12,100	17,350
Advances payable – stockholder	85,472	64,623

Total current liabilities	120,294	101,426

Stockholders’ (deficiency):
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	—	—
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,284 shares	28,482	28,482
Additional paid in capital	13,585,672	13,585,672
Accumulated deficit	(13,669,395)	(13,655,027)
Total stockholders’ (deficiency)	(55,241)	(40,873)
Total liabilities and stockholders’ (deficiency)	$65,053	$60,553

(1)	Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	2013	2012	2013		2012
Licensing fees – related party	$9,000	$9,360		$3,000	$3,000

Selling, general and administrative expenses	23,368	25,930		5,946	7,041

Net loss	$(14,368)	$(16,570)	$	(2,946)	$(4,041)

Earnings per common share: Basic and diluted:	$(.01)	$(.01)		$(.00)	$(.00)

Weighted average number of common shares outstanding	1,139,284	1,139,284		1,139,284	1,139,284

                                                        See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
 STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30

	2013	2012

Operating activities:
Net (loss)	$(14,368)	$(12,530)
Amortization	4,500	3,000
Changes in operating assets and liabilities:
Accounts receivable – related party	(9,000)	(6,360)
Accounts payable	3,269	(409)
Accrued expenses	(5,250)	(1,351)
Net cash used in operating activities	(20,849)	(17,650)

Financing activities:
Proceeds from advances payable – stockholder	20,849	18,708

Net cash provided by financing activities	20,849	18,708

Net increase in cash and cash equivalents	1,078	1,058

Cash and cash equivalents, beginning of period	0	20

Cash and cash equivalents, end of period	$1,078	$1,078

Supplemental disclosures:
Cash paid during the year for:
Taxes	$—	$—
Interest	$—	$—

See notes to unaudited financial statements.

 BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 2013
(UNAUDITED)

1.  Basis of presentation:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted  accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly,  they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of  normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual  Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 3, 2013.

    The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

    Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending September 30, 2013 upon adoption.

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

    The accompanying financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2013, the Company had an accumulated deficit of $13,669,395, and a working capital deficiency of $75,866.  Additionally, for the nine months endedSeptember 30, 2013, the Company incurred a net loss from operations of $14,368 and had negative cash flows from operations in the amount of $20,849.  The ability of the Company to continue as a going concern is dependent upon increasing licensing fees and obtaining additional capital and financing.  While the Company believes in the viability of its strategy to increase licensing fees and in its ability to raise additional funds, there can be no assurances to that effect.

   3. Summary of significant accounting policies:

    Cash and cash equivalents:
       For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

     Accounts receivable and allowances:
        Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at September 30, 2013.

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

  BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30,  2013
  (UNAUDITED)

3.  Summary of significant accounting policies (continued):

 Net (Loss) Income per Share:
  The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period.   Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At September 30, 2013, the Company had no such securities outstanding.

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

4.  Trademark and licensing agreements:

    On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for   300,000 shares of the Company's common stock, valued on the purchase date at $90,000.  The trademark rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $4,500 and $4,500 for the nine months September 30, 2013 and 2012, respectively.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 2013
   (UNAUDITED)

    On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. Licensing fees were $9,000 and $9,360 for the nine months ended September 30,   2013 and 2012, respectively.  Licensing fees were $3,000 and $3,000 for the three months ended September 30,   2013 and 2012, respectively.

The company’s trademark was as follows:

	September 30	December 31
	2013	2012
Trademark	$90,000	$90,000
Less: Accumulated Amortization	(69,375)	(64,875)
Trademark, Net	$20,625	$25,125

            The following is a schedule of future amortization of the trademark:

2013	6,000
2014	6,000
2015	6,000
Thereafter	2, 625
$20,625

5.  Advances payable - stockholder:

    During the period ended September 30, 2013, Ronald L. Schutté the former Chairman and CEO advanced   $20,849 to the Company. The advances were used for operating expenses. Total advances through September 30, 2013 total $85,472. Total advances through December 31, 2012 totaled $64,623. These advances bear no interest and are payable on demand.

6.  Business Concentrations:

    During the nine months ended September 30, 2013 and 2012, the Company derived 100% of its revenues from a single customer.  At September 30, 2013 and December 31, 2012, 100% of accounts receivable are due from a single customer.  The customer is a related party (Note 7).

7.  Related Party Transactions:

    During the nine months ended September 30, 2013 and 2012, Ronald Schutte, a former Chariman and Chief Executive Officer of the Company, who is also a Stockholder of the Company, advanced to the Company    $20,849 and $24,401, respectively, for working capital.  At September 30, 2013 and December 31, 2012, the Company owed Mr. Schutté $85,472 and $64,623 respectively.  Also see Note 5.

    The Company licenses its trademark to a company controlled by Mr. Schutte and earns licensing fees equal  to 1% of sales of products bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark.  During  the nine months ended September 30, 2013 and 2012, the Company earned license fees from this related party of $9,000 and $9,360 respectively. At September 30, 2013 and December 31, 2012, the Company had accounts  receivable from this related party of $43,350 and $34,350, respectively.  Also see Note 6.

Forward Looking Statements

           This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” ”believe,” “estimate,” ”continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K  filed on April 3, 2013.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

 Results of Operations

Nine and Three Months Ended September 30, 2013 Compared to the Nine and Three Months Ended September 30, 2012

Licensing fees aggregated $9,000 and $9,360 for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $360 or 03% was due to a decrease in sales of our trademark products, by our customer, a related party. Licensing fees for the three months ended September 30, 2013 as compared to September 30, 2012 was $3,000 and $3,000 respectively.

Selling, general and administrative expenses totaled $23,368 and $25,930 for the nine months ended September 30, 2013 and 2012, respectively.  The decrease of $2,562 or 10% was the result of lower public company expense. Selling, general and administrative expenses for the three months ended September 30, 2013 decreased to $5,946 from $7,041 for the three months ended September 30, 2012.  This decrease of $1,095 or 15% is a result of lower public company expense during the quarter.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities, and advances from one of our stockholders totaling $85,472.

As of September 30, 2013, we had negative working capital of $75,866 as compared to negative working capital of $65,998 at December 31, 2012.

Net Cash Used in Operating Activities during the nine months ended September 30, 2013 of $20,849 was due to our net loss of $14,368 and amortization expense of $4,500.  This was offset by an increase in accounts receivable of $9,000, a increase in accounts payable of $3,269, and a decrease in accrued expenses of $5,250.

Net Cash Provided by Financing Activities during the nine months ended September 30, 2013 of $20,849 was due to cash advances from a stockholder our former CEO.

Inflation and Seasonality

Licensing revenue will vary since it is tied to peak baking seasons. Revenues are generally higher during holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover than they are during other times of the year.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three and nine months ended  September 30, 2013 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

             As of  September 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

             During the quarter ended September 30, 2013, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Item 5. Other Information

None.

Item 6. Exhibits

  (a) Exhibits

31.1
Certification dated November 14, 2013 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated  November 14, 2013 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the arbanes-Oxley Act of 2002 made by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brooklyn Cheesecake & Desserts Company, Inc.

Date: November 14, 2013	By:	/s/ Anthony J. Merante
Chairman, President, Chief Executive Officer and Chief Financial Officer (principal financial officer and principal accounting officer)