Form 10-K
period 2013-12-31
Brooklyn Cheesecake & Desert Com
filed 2014-04-14
CIK 949721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013	Commission File Number: 0-13984

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3832215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2070 Central Park Avenue 2nd Fl. Yonkers, NY	10710
(Address of principal executive offices)	(Zip Code)

 (914) 361-1420
(Registrant’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.025 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                       Accelerated filer ☐
Non-accelerated filer ☐                                                       Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The aggregate market value of common stock, par value $.020 per share, held by non-affiliates at June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $227,857. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2013.

As of March 31, 2014, 1,139,284 shares of registrant’s common stock, par value $.020 per share, were issued and outstanding.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2013
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

TRADEMARKS

Brooklyn Cheesecake & Desserts Company, Inc. trademarks with the United States Patent and Trademark office include the mark The Healthy Bakery® (US Registration No. 1,644,559), Brooklyn Cheesecake Company Inc. ®  (US Registration No. 3,040,023) and Brooklyn Cheesecakes & Desserts Company, Inc. ® (US Registration No. 3,017,300). The Company believes that the trademarks are a significant asset, are valid, and enforceable. However there can be no assurance as to the degree of protection its registered trademarks will afford the Company.

PLAN OF OPERATION

The Company licenses its trademarks to Brooklyn Cheesecake, & Desserts Company, Inc. (a New Jersey corporation). Fees under the license agreement are calculated at one percent of sales of goods bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademarks. The license agreement expires on December 31, 2016.

EMPLOYEES

As of December 31, 2013, Brooklyn Cheesecake & Desserts Company had one executive officer and no employees. Anthony J. Merante is the Chairman, President, Chief Financial Officer, Chief Executive Officer and Secretary.

ITEM 1A. RISK FACTORS

Our independent registered public accounting firm has stated that our recurring losses from operations and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

The report of our Independent Registered Public Accounting Firm dated, April 7, 2014 for the December 31, 2013 and 2012 financial statements, respectively contains an explanatory paragraph that states that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of that uncertainty.  We believe we will need to raise more money to finance our operations and sustain our business model.  We may not be able to obtain additional financing on acceptable terms, or at all.   Any failure to raise additional financing will likely place us in significant financial jeopardy.

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

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The price of our common stock is subject to volatility

Our common stock has traded as low as $.20 per share and as high as $1.10 per share during the twelve months ended December 31, 2013.  Our average trading volume is extremely low.  As such, a significant sale of newly issued shares of our common stock or resale of the issued and outstanding shares of our common stock may result in a major fluctuation of the market price. Some other factors leading to the volatility include:

●	Price and volume fluctuation in the stock market at large which do not relate to our operating performance;
●	Fluctuation in our operating results;
●	Concerns about our ability to finance our continuing operations;
●	Financing arrangements which may require the issuance of a significant number of shares in relation to the number shares of our common stock currently outstanding; or
●	Fluctuations in market demand and supply of our products.

Our common stock is currently eligible for quotation on the over-the-counter-bulletin-board and an investor’s ability to trade our common stock may be limited by trading volume

The trading volume in our common shares has been relatively limited.  A consistently active trading market for our common stock may not develop on the Over-The-Counter-Bulletin-Board.  The average daily trading volume in our common stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2013 was negligible. Accordingly, the ability of our shareholders to sell their shares of our common stock is extremely limited.

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

Period	High	Low

Fiscal Year 2012:
First Quarter	$0.51	$0.51
Second Quarter	0.51	0.51
Third Quarter	0.51	0.2
Fourth Quarter	0.51	0.2

Fiscal Year 2013:
First Quarter	$0.20	$0.20
Second Quarter	0.2	0.2
Third Quarter	0.51	0.2
Fourth Quarter	1.1	0.51

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  On January 14, 2014, the closing bid price for our common stock was $.60 per share.

HOLDERS

As of January 14, 2014, we had 51 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Computershare Trust Co.

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

We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout 2012 and 2013, causing us to be unable to meet our obligations as they come due. We believe that we need to raise or otherwise obtain at least $1,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are not successful in obtaining such financing, we may not be able to continue to operate our business.

Although management is hopeful that 2014 licensing fees will be sufficient to pay related expenses, they will also look for additional opportunities.

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

RESULTS OF OPERATIONS

The Company’s licensing fees were $13,375 and $12,444 for the years ended December 31, 2013 and 2012 respectively, a increase of $931 or 8%. The increase is attributable to increased sales of baking goods by the licensee of the Company’s trademark.

Selling, general and administrative expenses were $23,658 and $38,583 for the years ended December 31, 2013 and 2012 respectively, a decrease of $14,925 or 39%. The decrease was attributable to a decrease in legal fees and public company related costs in 2013 as compared to 2012.

SEGMENT INFORMATION

Not applicable.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company’s only source of working capital has been the $8,455,000 received from the issuance of its securities.

As of December 31, 2013, the Company had a negative working capital of $70,281 as compared to a negative working capital of $65,998 at December 31, 2012.

Net Cash Used in Operating Activities for the year ended December 31, 2013 of $30,121 was due to our loss from continuing operations of $10,283 and an increase in fees receivable of $13,375 offset by an decrease in accrued expenses of $10,505, amortization expense of $6,000 and accounts payable of $1,958.

Net Cash Provided by Financing Activities during the year ended December 31, 2013 was due to advances of $30,121 from a stockholder, our former CEO.

As of December 31, 2013, the Company had cash of $1,078. We do not have sufficient cash on hand to fund our operations for the next twelve months. Current operations are being funded by licensing fees and cash advances from our current and former chief executive officers.

INFLATION AND SEASONALITY:

Licensing revenue may vary based on peak baking seasons for the licensee of our trademarks. Revenues may be affected by holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the year ended December, 31 2013 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Brooklyn Cheesecake and Desserts Company, Inc., a smaller reporting company, is not required to provide information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Brooklyn Cheesecake & Desserts Company, Inc.

     We have audited the accompanying balance sheets of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2013, and 2012, and the related statements of operations, changes in stockholders' (deficiency), and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Cheesecake & Desserts Company, Inc. as of December 31, 2013, and 2012, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred significant losses from operations for the years ended December 31, 2013, and 2012,  and as of December 31, 2013 has a working capital deficiency in the amount of $70,281, which raises substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
April 10, 2014

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
 BALANCE SHEETS

	December 31,
	2013	2012
Current assets:
Cash	$1,078	$1,078
Accounts receivable, related party	47,725	34,350

Total current assets	48,803	35,428

Other assets:
Trademark, net of amortization	19,125	25,125
Total other assets	19,125	25,125
Total assets	$67,928	$60,553

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current liabilities:
Accounts payable	$17,495	$19,453
Accrued expenses	6,845	17,350
Advances payable – related party stockholder	94,744	64,623
Total current liabilities	119,084	101,426

Stockholders' (deficiency) :
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,284 shares and 1,139,284 shares respectfully	28,482	28,482
Additional paid-in capital	13,585,672	13,585,672
Accumulated deficit	(13,665,310)	(13,655,027)
Total stockholders' (deficiency)	(51,156)	(40,873)
Total liabilities and stockholders’ (deficiency)	$67,928	$60,553

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013		2012

Licensing fees, related party		$13,375		$12,444

Selling, general and administrative expenses		23,658		38,583

Net Loss	$	(10,283)	$	(26,139)

Earnings per common share Basic and diluted:		$(0.01)		$(0.02)

Weighted average number of common shares outstanding basic and diluted		1,139,284		1,139,284

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2013 AND 2012

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficiency
Balance at December 31, 2011	1,139,284	$28,482	$13,585,672	$(13,628,888)	$(14,734)

Net loss for the year ended December 31, 2012	-	-	-	(26,139)	(26,139)

Balance at December 31, 2012	1,139,284	28,482	13,585,672	(13,655,027)	(40,873)

Net loss for the year ended December 31, 2013	-	-	-	(10,283)	(10,283)

Balance at December 31, 2013	1,139,284	$28,482	$13,665,310	$(13,665,310)	$(51,156)

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Operating activities:
Net Loss	$(10,283)	$(26,139)
Amortization	6,000	6,000
Increase (decrease) in operating assets and liabilities:
Accounts receivable, related party	(13,375)	(12,444)
Accounts payable	(1,958)	3,693
Accrued expenses	(10,505)	4,247
Net cash used in operating activities	(30,121)	(24,643)

Financing activities:
Proceeds from stockholder advances	30,121	25,701

Net cash provided by financing activities	30,121	25,701

Net decrease in cash and cash equivalents	0	1058

Cash and cash equivalents, beginning of year	1,078	20

Cash and cash equivalents, end of year	$1,078	$1,078

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See accompanying notes to financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

We have had losses since inception and a net loss of $10,283 for the year ended December 31, 2013.  At December 31, 2013 we had a working capital deficiency of $70,281, and cash used in operations of $30,121.  These matters raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

2. Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:

Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at December 31, 2013 and 2012.

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

Net (Loss) Income per Share:

The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period.   Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At December 31, 2013, the Company had no such securities outstanding.

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
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Stock Based Compensation:

The Company follows the guidance provided by ASC 718, (“Share Based Payments”) which requires companies to expense the value of employee stock options and similar awards.  The Company had no stock-based compensation during the years ended December 31, 2013 and 2012.

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
YEARS ENDED DECEMBER 31, 2013 AND 2012

3. Concentration of credit risk and major customers:
The Company maintains all of its cash balances in a New Jersey financial institution.  The balances are insured by the Federal Deposit Insurance Company (FDIC) up to $250,000.  At December 31, 2013, the Company had no uninsured cash balances.

For the years ended December 31, 2013 and 2012 one customer, Brooklyn Cheesecake & Desserts Company, Inc. (New Jersey), a related paarty represented 100% of our total revenues, $13,375 and $12,444 respectively. As of December 31, 2013 and 2012, respectively, 100% of our accounts receivable from this customer was $47,725 and $34,350 (see Note 9).

4. Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake & Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000.  The trademarks rights are being amortized on the straight-line basis over a fifteen-year term.  Amortization expense was $6,000 and $6,000, respectively, for the years ended December 31, 2013 and 2012.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake and Desserts Company, Inc. trademark.

	2013	2012
Tradename	$90,000	$90,000
Accumulated Amortization	70,875	64,875
Tradename, Net	$19,125	$25,125

The following is a schedule of future amortizations on the trade name:

Years Ended December 31,

2014	6,000
2015	6,000
2016	6,000
Thereafter	1,125
$19,125

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

5. Cash Advances Stockholder:

Ronald L. Schutté the former Chair man and  CEO, makes cash advances to the Company from time to time to enable it to meet its payment obligations.  These advances bear no interest and are payable on demand.  Mr. Schutté made cash advances in the aggregate amount of $30,121 and $25,705 to the Company during the years ended December 31, 2013 and 2012 respectively. Amounts due to Mr. Schutté at December 31, 2013 and December 31, 2012 were $94,744 and $64,623, respectively.

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

The Company had a net loss of $10,283 during the year ended December 31, 2013 and had no Federal or State income tax obligations. The Company had no significant deferred tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2013 other than net operating losses.

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

The Company's loss carry forward of approximately $4,136,000 may be offset against future taxable income.  The carry forward losses expire at the end of the years 2013 through 2033.

The utilization of the above loss carry forwards, for federal income tax purposes, may be subject to limitation resulting from changes in ownership.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate of 34% as follows for the periods ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Computed “expected” benefit	$(3,490)	$(8,840)
Increase in valuation allowance	3,490	8,840
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Components of the net deferred tax assets for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Net operating loss carry forward	$(1,406,240)	$(1,402,840)
Less: Valuation allowance	1,406,240	1,402,840
	$-	$-

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

7. Common stock options:

On August 4, 2004, our shareholders approved the 2004 Stock Incentive Plan.  The plan reserves 2,000,000 shares of common stock for issuance as approved by our board of directors. There are no outstanding options at December 31, 2013.

The Board of Directors has full authority and discretion to determine the eligible participants to be granted stock options, the exercise option price, the date of issuance and the date of expiration.  The Company did not grant any options during the calendar years 2013 and 2012.There was no stock option activity in 2013 or 2012.

8. Exchange Agreement:

On March 28, 2006, the Company entered into an exchange agreement with Ronald L. Schutté, its former Chairman and CEO, whereby the Company exchanged $1,145,315 in assets in exchange for $1,145,315 of the $1,945,315 liabilities of the Company which included some of the debt due to Mr. Schutté.  The balance of the Company’s $800,000 obligation to Mr. Schutté was to be extinguished upon the Company raising additional capital.  Mr. Schutté also assumed the balance of the building lease and various equipment leases. On April 29, 2010, pursuant to a Debt Conversion Agreement that we entered into with Mr. Schutte we converted this obligation into shares of common stock.

The Company also entered into an exclusive licensing agreement with Mr. Schutté and a company owned by Mr. Schutté whereby, the Company receives one percent of sales as a royalty for use of the Company’s trademarks.  Mr. Schutté also acquired the stock of the Company’s J.M. Specialty, Inc. subsidiary.  Licensing fees were $13,375 and $12,444 for 2013 and 2012 respectively.

9. Related Party Transactions:

During the years ended December 31, 2013 and 2012, Ronald Schutte, a former Chairman and Chief Executive Officer of theCompany, who is also a Stockholder of the Company, advanced to the Company $30,121 and $25,701, respectively, forworking capital.  At December 31, 2013 and 2012, the Company owed Mr. Schutte $94,744 and $64,623 respectively.  Also see Note 5.

The Company licenses its trademark to a company controlled by Mr. Schutte and earns licensing fees equal to 1% of sales ofproducts bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark.  During the years ended December 31, 2013and 2012, the Company earned license fees from this related party of $13,375 and $12,444, respectively. At December 31, 2013 and 2012, the Company had accounts receivable from this related party of $47,725 and $34,350, respectively.  Also, see Notes 3, 4, and 8.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         As of December 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony  J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the year ended December 31, 2013.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States;

●	Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

CONCLUSIONS.

Based on this evaluation, the CEO/CFO concluded that the issuer’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning the Board of Directors and Executive Officers

The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name of Director or Executive Officer, Age and Position Held with Company	Principal Occupation For Previous Five Years	Date of Initial Election as Director

Anthony J. Merante, 53	Certified Public Accountant	January 2003
Chairman, President, Chief Financial Officer,	Chief Financial Officer
Chief Executive Officer, and Corporate Secretary

Carmelo Foti, 61	VP & Manager Credit & Marketing National Bank Of Egypt, NY Branch	January 2003
Director

Liborio Borsellino, 58	Partner, RBC and Associates	August 2004
Director

David Rabe, 52	President, Interpro Systems, Inc.	August 2004
Director

Donald O’Toole, 62	Vice President of Sales of HRP, Inc.	August 2005
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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2013 and 2012 by each of the executive officers (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Other Compensation	Total

Anthony J. Merante	2013	$0	$0	$0	$0
President, Chief Executive	2012	$0	$0	$0	$0
Officer and Chief Financial
Officer

Option Grants

We did not grant any options to any of our Named Executive Officers during the years ended December 31, 2013 and 2012.

Compensation of Directors

Our directors receive a fee of $1,000 for physical attendance at each meeting of the Board of Directors or a committee thereof. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending such meetings. There were no meetings in 2013 and 2012 in which physical attendance was required.

Name	Fees Earned Or Paid in Cash	Stock Awards	Total
2013

Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

2012

Anthony J. Merante	$0.00	$0.00	$0.00
Carmelo Foti	$0.00	$0.00	$0.00
Liberio Borsellino	$0.00	$0.00	$0.00
David Rabe	$0.00	$0.00	$0.00
Donald O’ Toole	$0.00	$0.00	$0.00

On December 31, 2013, each of our directors held the following number of shares of our common stock that were received as stock awards during their respective tenures as directors:

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

Owners of our Common Stock
The following table sets forth, as of March 31, 2014, certain information with respect to beneficial ownership of our common stock as of March 31, 2014 by:

●	each person known to us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our executive officers; and

●	all of our executive officers and directors as a group.

Name and Address	Title	Amount and Nature of Beneficial Ownership		Percent of Class(1)

Anthony J. Merante	Executive Officer,	145,103	(2)	12.70%
c/o 2070 Central Park Ave 2Fl	Director and Beneficial Owner
Yonkers, NY 10710

Liberio Borsellino	Director	1,575		.13%
c/o 2070 Central Park Ave 2Fl
Yonkers, NY 10710

Carmelo L. Foti	Director	1,820		.16%
c/o 2070 Central Park Ave 2Fl
Yonkers, NY 10710

David Rabe	Director	1,575		.13%
c/o 2070 Central Park Ave 2Fl
Yonkers, NY 10710

Donald O’Toole	Director	1,341		.11%
c/o 2070 Central Park Ave 2Fl
Yonkers, NY 10710

Ronald L. Schutté	Beneficial Owner	922,788	(3)	80.10%
c/o 2070 Central Park Ave 2Fl
Yonkers, NY 10710

Wachovia Corporation	Beneficial Owner	5,383		.47%
c/o 2070 Central Park Ave 2Fl
Yonkers, NY 10710

Directors and Named Executive Officers as a Group (5 persons)		151,414		13.3%

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

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by our present and former Accountants during 2013 and 2012.

	Fiscal 2013	Fiscal 2012
Audit Fees	$10,750	$12,750
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$10,750	$12,750

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal years 2013 and 2012 were pre-approved by the entire Board of Directors.

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

10.1
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

*31.1
Certification dated April 14, 2014 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

*32.1
Certification dated April 14, 2014 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, President, Chief Executive Officer, and Chief Financial Officer.

_____________________

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.

April 14, 2014	By:	/s/ Anthony J. Merante
Anthony J. Merante
Chairman, President, Chief Financial Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Merante	President, Chief Executive Officer and Chief Financial Officer	April 14, 2014
Anthony J. Merante

/s/ Carmelo Foti	Director	April 14, 2014
Carmelo Foti

/s/ Liborio Borsellino	Director	April 14, 2014
Liborio Borsellino

/s/ David Rabe	Director	April 14, 2014
David Rabe

/s/ Donald O’Toole	Director	April 14, 2014
Donald O’Toole