Form 10-Q
period 2014-03-31
Brooklyn Cheesecake & Desert Com
filed 2014-05-13
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

As of May 13, 2014, there were 1,139,284 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial statements:

	Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	1

	Statements of Operations for three months ended March 31, 2014 and 2013 (unaudited)	2

	Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

SIGNATURES		12

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

ASSETS
	March 31, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash	$1,078	$1,078
Accounts receivable – related party	51,403	47,725
Total current assets	52,481	48,803

Other assets:
Trademark, net of amortization	17,625	19,125

Total other assets	17,625	19,125

Total assets	$70,106	$67,928

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities:	$16,499	$17,495
Accounts payable	6,590	6,845
Accrued expense	99,554	94,744
Advances payable – related party stockholder
	122,643	119,084
Total current liabilities

Stockholders' (deficiency):
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,284 shares	28,482	28,482
Additional paid in capital	13,585,672	13,585,672
Accumulated deficit	(13,666,691)	(13,665,310)
Total stockholders’ (deficiency)	(52,537)	(51,156)
Total liabilities and stockholders’ (deficiency)	$70,106	$67,928

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31
	2014		2013
Licensing fees – related party		$3,679	$3,000

Selling, general and administrative expenses		5,060	9,592

Net loss	$	(1,381)	$(6,592)

Earnings per common share:
Basic and diluted:		$(.00)	$(.01)

Weighted average number of
common shares outstanding		1,139,284	1,139,284

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
 STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2014	2013
Operating activities:
Net loss	$(1,381)	$(6,592)
Amortization	1,500	1,500
Increase (decrease) in operating assets and liabilities:	(3,679)	(3,000)
Accounts receivable – related party	(995)	(3,554)
Accounts payable	(255)	2,334
Accrued expenses	(4,810)	(9,312)
Net cash used in operating activities

Financing activities:	4,810	9,312
Proceeds from advances payable – stockholder	4,810	9,312
Net cash provided by financing activities
	0	0
Net increase in cash and cash equivalents
	1,078	1,078
Cash and cash equivalents, beginning of period
	1,078	1,078
Cash and cash equivalents, end of period

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
 MARCH 31, 2014
(UNAUDITED)

  1.  Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.   For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 14, 2014.

The results of operations for the three ended March 31, 2014 are not necessarily indicative of the results for    the full fiscal year ending December 31, 2014.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are    not expected to have a material impact on the financial statements for the period ending March 31, 2014  upon adoption.

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2014, the Company had an accumulated deficit of $13,666,691, and a working capital deficiency of $ 70,162.  Additionally, for the three months endedMarch 31, 2014, the Company incurred a net loss from operations of $1,381 and had negative cash flows from operations in the amount of $4,810.  The ability of the Company to continue as a going concern is dependent upon increasing licensing fees and obtaining additional capital and financing.  While the Company believes in the viability of its strategy to increase licensing fees and in its ability to raise additional funds, there can be no assurances to that effect.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 3.  Summary of significant accounting policies:

Cash and cash equivalents:
For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:
Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at March 31, 2014.

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

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
 MARCH 31, 2014
(UNAUDITED)

2.  Summary of significant accounting policies (continued):

Net (Loss) Income per Share:
The Company computes basic net (loss) income per share based on the weighted average common shares     outstanding during the same period.  Diluted net (loss) income per share adjusts the weighted average for   potential dilution that could occur if securities or other contracts to issue common stock were exercised or  converted into common stock or resulted in the issuance of common stock, which would then share in the   earnings of the Company. At March 31, 2014, the Company had no such securities outstanding.

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

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
 MARCH 31, 2014
(UNAUDITED)

4.  Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000. The trademark rights are being amortized on the straight-line basis over a fifteen-year term. Amortization expense was $1,500 and $1,500 for the three months March 31, 2014 and 2013, respectively.

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO,  whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts  Company, Inc. trademarks. Licensing fees were $3,679 and $3,000 for the three months ended March 31, 2014 and 2013, respectively.

	March 31	December 31
	2014	2013
Trademark	$90,000	$90,000
Less: Accumulated Amortization	(72,375)	(70,875)
Trademark, Net	$17,625	$19,125

5.  Advances payable - stockholder:

During the period ended March 31, 2014, Ronald L. Schutt the former Chairman and CEO advanced $4,810 to the Company. The advances were used for operating expenses. Total advances through March 31, 2014 were $99,554. Total advances through December 31, 2013 totaled $94,744. These advances bear no interest and are payable on demand.

6.      Business Concentrations

During the 3 months ended March 31, 2014 and 2013, the Company derived 100% of its revenues from a single customer. At March 31, 2014 and December 31, 2013, 100% of accounts receivable are due from a single customer. The customer is a related party (Note 7.)

7.    Related Party Transactions:

During the three months ended March 31, 2014 and 2013, Ronald Schutte, a former Chairman and Chief Executive Officer of theCompany, who is also a Stockholder of the Company, advanced to the Company $4,810 and $9,312, respectively, for working capital. At March 31, 2014 and December 31, 2013, the Company owed Mr. Schutte $99,554 and $94,744 respectively. Also see Note 5.

The Company licenses its trademark to a company controlled by Mr. Schutte and earns licensing fees equal to 1% of sales of products bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark. During the three months ended March 31, 2014 and 2013, the Company earned license fees from this related party of $3,679 and $3,000 respectively. At March 31, 2014 and December 31, 2013, the Company had accounts receivable from this related party of $51,403 and $47,725, respectively. Also see Note 6.

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

Results of Operations

 Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Licensing fees aggregated $3,679 and $3,000 for the three months ended March 31, 2014 and 2013. The increase of $679 or 22% was due to an increase in sales of our trademark products by our customer, a related party.

Selling, general and administrative expenses totaled $5,060 and $9,592 for the three months ended March 31, 2014 and 2013, respectively.  The decrease of $4,532 or 47% was the result of lower legal fees and public company related expenses.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities, and advances from one of our stockholders totaling $99,554.

As of March 31, 2014, we had negative working capital of $70,162 as compared to negative working capital of $70,281 at December 31, 2013.

Net Cash Used in Operating Activities during the three months ended March 31, 2014 of $4,810 was due to our net loss of $1,381 and amortization expense of $1,500.  This was offset by an increase in accounts receivable of $3,679, a decrease in accounts payable of $995, and a decrease in accrued expenses of $255.  Net Cash Used in Operating Activities during the three months ended March 31, 2013 of $9,312 was due to our net loss of $6,592 and amortization expense of $1,500.  This was offset by an increase in accounts receivable of $3,000, a decrease in accounts payable of $3,554, and an increase in accrued expenses of $2,334.

Net Cash Provided by Financing Activities during the three months ended March 31, 2014 of $4,810 was due to advances from our stockholder.  Net Cash Provided by Financing Activities during the three months ended March 31, 2013 of $9,312 was due to advances from our stockholder

Inflation and Seasonality

Licensing revenue will vary since it is tied to peak baking seasons. Revenues are generally higher during holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover than they are during other times of the year.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three ended  March 31, 2014 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

             As of  March 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

             During the quarter ended March 31, 2014, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Item 5. Other Information

None.

Item 6. Exhibits

  (a) Exhibits

31.1
Certification dated May 13, 2014 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated May 13, 2014 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

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

Date: May 13, 2014