Form 10-Q
period 2014-06-30
Brooklyn Cheesecake & Desert Com
filed 2014-08-01
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2014

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

As of August 1, 2014, there were 1,139,284 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(1)
ASSETS
Current assets:
Cash	$1,078	$1,078
Accounts receivable – related party	54,403	47,725
Total current assets	55,481	48,803

Other assets:
Trademark, net of amortization	16,125	19,125

Total other assets	16,125	19,125

Total assets	$71,606	$67,928

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current liabilities:
Accounts payable	$18,619	$17,495
Accrued expense	2,845	6,845
Advances payable – related party stockholder	105,105	94,744

Total current liabilities	126,569	119,084

Stockholders' (deficiency):
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,284 shares	28,482	28,482
Additional paid in capital	13,585,672	13,585,672
Accumulated deficit	(13,669,117)	(13,665,310)
Total stockholders’ (deficiency)	(54,963)	(51,156)
Total liabilities and stockholders’ (deficiency)	$71,606	$67,928

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30		Three Months Ended June 30
	2014	2013	2014		2013
Licensing fees – related party	$6,678	$6,000		$3,000	$3,000

Selling, general and administrative expenses	10,485	17,421		5,425	7,829

Net loss	$(3,807)	$(11,421)	$	(2,425)	$(4,829)

Earnings per common share:
Basic and diluted:	$(.00)	$(.01)		$(.00)	$(.00)

Weighted average number of
common shares outstanding	1,139,284	1,139,284		1,139,284	1,139,284

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
 STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2014	2013
Operating activities:
Net (loss)	$(3,807)	$(11,421)
Amortization	3,000	3,000
Increase (decrease) in operating assets and liabilities:
Accounts receivable – related party	(6,678)	(6000)
Accounts payable	1124	525
Accrued expenses	(4,000)	(4,250)
Net cash used in operating activities	(10,361)	(18,146)

Financing activities:
Advances from stockholder	10,361	18,146

Net cash provided by financing activities	10,361	18,146

Net increase in cash and cash equivalents	0	0

Cash and cash equivalents, beginning of period	1,078	1,078

Cash and cash equivalents, end of period	$1,078	$1,078

Supplemental disclosures:
Cash paid during the year for:
Taxes	$-	$-
Interest	$-	$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
 JUNE 30, 2014
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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are  not expected to have a material impact on the financial statements for the period ending June 30, 2014 upon adoption.

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2014, the Company had an accumulated deficit of $13,669,117, and a working capital deficiency of $ 71,088.  Additionally, for the six months endedJune 30, 2014, the Company incurred a net loss from operations of $3,807 and had negative cash flows from operations in the amount of $10,361.  The ability of the Company to continue as a going concern is dependent upon increasing licensing fees and obtaining additional capital and financing.  While the Company believes in the viability of its strategy to increase licensing fees and in its ability to raise additional funds, there can be no assurances to that effect.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Summary of significant accounting policies:

Cash and cash equivalents:
For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:

Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at June 30, 2014.

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
JUNE 30, 2014
(UNAUDITED)

3.	Summary of significant accounting policies (continued):

Net (Loss) Income per Share:

The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period. Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. At June 30, 2014, the Company had no such securities outstanding.

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

On March 7, 2002, the Company purchased the rights to the trademark Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000.  The trademark rights are being amortized on the straight-line basis over a fifteen-year term.  Amortization expense was $3,000 and $3,000 for the six months ending June 30, 2014 and 2013, respectively.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
 JUNE 30, 2014
 (UNAUDITED)

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts Company, Inc. trademark. Licensing fees were $6,678 and $6,000 for the six months ended June 30, 2014 and 2013, respectively.

	June 30	December 31
	2014	2013
Trademark	$90,000	$90,000
Less: Accumulated Amortization	(73,875)	(70,875)
Trademark, Net	$16,125	$19,125

            The following is a schedule of future amortization of the trademark:

2014	3,000
2015	6,000
2016	6,000
2017	1,125
$16,125

5.	Advances payable - stockholder:

During the period ended June 30, 2014, Ronald L. Schutt the former Chairman and CEO advanced $10,361 to the Company. The advances were used for operating expenses. Total advances through June 30, 2014 were $105,105. Total advances through December 31, 2013 totaled $94,744. These advances bear no interest and are payable on demand.

6.	Business Concentrations:

During the 6 months ended June 30, 2014 and 2013, the Company derived 100% of its revenues from a single customer.  At June 30, 2014 and December 31, 2013, 100% of accounts receivable are due from a single customer. The customer is a related party (Note 7.)

7.	Related Party Transactions:

During the six months ended June 30, 2014 and 2013, Ronald Schutte, a former Chairman and Chief Executive Officer of theCompany, who is also a Stockholder of the Company, advanced to the Company $10,361 and $18,146, respectively, for working capital. At June 30, 2014 and December 31, 2013, the Company owed Mr. Schutt $105,105 and $94,744 respectively. Also see Note 5.

The Company licenses its trademark to a company controlled by Mr. Schutte and earns licensing fees equal to 1% of sales of products bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark. During the six months ended June 30, 2014 and 2013, the Company earned license fees from this related party of $6,678 and $6,000 respectively. At June 30, 2014 and December 31, 2013, the Company had accounts receivable from this related party of $54,403 and $47,725, respectively. Also see Note 6.

Forward Looking Statements

               This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” ”believe,” “estimate,” ”continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10K filed on April 14, 2014.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

 Results of Operations

Six and Three Months Ended June 30, 2014 Compared to the Six and Three Months Ended June 30, 2013

Licensing fees aggregated $6,678 and $6,000 for the six months ended June 30, 2014 and 2013. The increase of $678 or 11% was due to an increase in sales of our trademark products by our customer, a related party.  Licensing fees for the three months ended June 30, 2014 as compared to June 30, 2013 was $3,000 and $3,000 respectively.

Selling, general and administrative expenses totaled $10,485 and $17,421 for the six months ended June 30, 2014 and 2013.  The decrease of $6,936 or 39% was the result of lower legal and public company related expenses. Selling, general and administrative expenses totaled $5,425 and $7,829 for the three months ended June 30, 2014 and 2013.  The decrease of $2,404 or 30% was the result of lower legal and public company filing fees.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities, and advances from one of our stockholders totaling $105,105.

As of June 30, 2014, we had negative working capital of $71,088 as compared to negative working capital of $70,281 at December 31, 2013.

Net Cash Used in Operating Activities during the six months ended June 30, 2014 of $10,361 was due to our net loss of $3,807 and amortization expense of $3,000.  This was offset by an increase in accounts receivable of $6,678, an increase in accounts payable of $1,124, and a decrease in accrued expenses of $4,000. Net Cash Used in Operating Activities during the six months ended June 30, 2013 of $18,146 was due to our net loss of $11,421 and amortization expense of $3,000. This was offset by an increase in accounts receivable of $6,000, an increase in accounts payable of $525, and a decrease in accrued expenses of $4,250.

Net Cash Provided by Financing Activities during the six months ended June 30, 2014 of $10,361 was due to cash advances from our stockholder. Net Cash Provided by Financing Activities during the six months ended June 30, 2013 of $18,146 was due to advances from our stockholder.

Inflation and Seasonality

Licensing revenue will vary since it is tied to peak baking seasons. Revenues are generally higher during holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover than they are during other times of the year.

Off-Balance Sheet Arrangements

       There were no off-balance sheet arrangements during the three and six ended  June 30, 2014 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

             As of  June 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Anthony J. Merante, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Merante concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

             During the quarter ended June 30, 2014, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

None.

Item 6. Exhibits

  (a) Exhibits

31.1
Certification dated August 1, 2014 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated August 1, 2014 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Anthony J. Merante, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

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

Date: August 1, 2014