Form 10-Q
period 2014-09-30
Brooklyn Cheesecake & Desert Com
filed 2014-11-14
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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

12540 Broadwell Road, Suite 1203, Milton, GA 30004
(Address of principal executive offices)

(678) 871-7457
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated filer____ Accelerated filer____ Non-accelerated filer (do not check if a smaller reporting company) ____ Smaller reporting company__X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X__

As of November 14, 2014, there were 9,963,418 shares of the registrant’s common stock, par value $0.025 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(1)
ASSETS
Current assets:
Cash	$1,078	$1,078
Accounts receivable – related party	55,403	47,725

Total current assets	56,481	48,803

Other assets:
Trademark, net of amortization	14,625	19,125

Total other assets	14,625	19,125

Total assets	71,106	67,928

LIABILITIES AND STOCKHOLDERS' (DEFICICIENCY)

Current liabilities:
Accounts payable	$26,670	$17,495
Accrued expense	2,495	6,845
Advances payable – stockholder	113,719	94,744

Total current liabilities	142,884	119,084

Stockholders' (deficiency):
Preferred stock $.001 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, $.025 par value, authorized 75,000,000 shares, issued and outstanding 1,139,284 shares	28,482	28,482
Additional paid in capital	13,585,672	13,585,672
Accumulated deficit	(13,685,932)	(13,665,310)
Total stockholders’ (deficiency)	(71,778)	(51,156)

Total liabilities and stockholders’ (deficiency)	$71,106	$67,928

(1) Derived from Audited Financial Statements.

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months		Three Months
	Ended September 30		Ended September 30
	2014	2013	2014	2013
Licensing fees – related party	$7,678	$9,000	$1,000	$3,000

Selling, general and administrative expenses	28,300	23,368	17,815	5,946

Net loss	$(20,622)	$(14,368)	$(16,815)	$(2,946)

Earnings per common share:
Basic and diluted:	$(.02)	$(.01)	$(.01)	$(.00)

Weighted average number of
common shares outstanding	1,139,284	1,139,284	1,139,284	1,139,284

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
 STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2014	2013
Operating activities:
Net (loss)	$(20,622)	$(14,368)
Amortization	4,500	4,500
Changes in operating assets and liabilities:
Accounts receivable – related party	(7,678)	(9,000)
Accounts payable	9,175	3,269
Accrued expenses	(4,350)	(5,250)
Net cash used in operating activities	(18,975)	(20,849)

Financing activities:
Advances from stockholder	18,975	20,849

Net cash provided by financing activities	18,975	20,849

Net increase in cash and cash equivalents	0	0

Cash and cash equivalents, beginning of period	1,078	1,078

Cash and cash equivalents, end of period	$1,078	$1,078

Supplemental disclosures:
Cash paid during the year for:
Taxes:	$-	$-
Interest:	$-	$-

See notes to unaudited financial statements.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 2014
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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

Accounting standards have been issued or proposed by the FASB and other standards-setting bodies that are not expected to have a material impact on the financial statements for the period ending September 30, 2014 upon adoption.

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2014, the Company had an accumulated deficit of $13,685,932, and a working capital deficiency of $86,403.  Additionally, for the nine months endedSeptember 30, 2014, the Company incurred a net loss from operations of $20,622 and had negative cash flows from operations in the amount of $18,975.  The ability of the Company to continue as a going concern is dependent upon increasing licensing fees and obtaining additional capital and financing.  While the Company believes in the viability of its strategy to increase licensing fees and in its ability to raise additional funds, there can be no assurances to that effect.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  Summary of significant accounting policies:

Cash and cash equivalents:
For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and allowances:
Accounts receivable are reported at net realizable value. Management considers the need for an allowance for doubtful accounts related to its accounts receivable that are deemed to have potential collectability issues. Management reviews its accounts receivable on a quarterly basis. The Company includes any receivables balances determined to be uncollectible along with a general reserve for doubtful accounts. No allowance was considered necessary at September 30, 2014.

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
SEPTEMBER 30, 2014
(UNAUDITED)

3.    Summary of significant accounting policies (continued):

Net (Loss) Income per Share:
The Company computes basic net (loss) income per share based on the weighted average common shares outstanding during the same period.   Diluted net (loss) income per share adjusts the weighted average for potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company at September 30, 2014 the Company had no such securities outstanding.

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

4.  Trademark and licensing agreements:

On March 7, 2002, the Company purchased the rights to the trademarks Brooklyn Cheesecake Company, Inc. and Brooklyn Cheesecake and Desserts Company, Inc. and the related corporate logo in exchange for 300,000 shares of the Company's common stock, valued on the purchase date at $90,000.  The trademark rights are being amortized on the straight-line basis over a fifteen-year term.  Amortization expense was $4,500 and $4,500 for the nine months September 30, 2014 and 2013, respectively.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

On March 28, 2006, the Company entered into a licensing agreement with its former Chairman and CEO, whereby a one percent of sales fee would be charged for the use of the Brooklyn Cheesecake & Desserts     Company, Inc. trademarks. Licensing fees were $7,678 and $9,000 for the nine months ended September 30, 2014 and 2013, respectively.  Licensing fees were $1,000 and $3,000 for the three months ended September 30, 2014 and 2013, respectively.

The company’s trademark was as follows:

	September 30	December 31
	2014	2013
Trademark	$90,000	$90,000
Less: Accumulated Amortization	(75,375)	(70,875)
Trademark, Net	$14,625	$19,125

The following is a schedule of future amortization of the trademark:

2014	1,500
2015	6,000
2016	6,000
2017	1, 125
$14,625

5.  Advances payable - stockholder:

During the period ended September 30, 2014, Ronald L. Schutté the former Chairman and CEO advanced $18,975 to the Company. The advances were used for operating expenses. Total advances through September 30, 2014 total $113,719. Total advances through December 31, 2013 totaled $94,744. These advances bear no interest and are payable on demand.

6.  Business Concentrations:

During the nine months ended September 30, 2014 and 2013, the Company derived 100% of its revenues from a single customer.  At September 30, 2014 and December 31, 2013, 100% of accounts receivable are due from a single customer.  The customer is a related party (Note 7).

7.  Related Party Transactions:

During the nine months ended September 30, 2014 and 2013, Ronald Schutte, a former Chariman and Chief Executive Officer of the Company, who is also a Stockholder of the Company, advanced to the Company $18,975 and $20,849, respectively, for working capital.  At September 30, 2014 and December 31, 2013, the Company owed Mr. Schutté $113,719 and $94,744 respectively.  Also see Note 5.

The Company licenses its trademark to a company controlled by Mr. Schutte and earns licensing fees equal  to 1% of sales of products bearing the Brooklyn Cheesecake & Desserts Company, Inc. trademark. During  the nine months ended September 30, 2014 and 2013, the Company earned license fees from this related party of $7,678 and $9,000 respectively. At September 30, 2014 and December 31, 2013, the Company had accounts receivable from this related party of $55,403 and $47,725, respectively.  Also see Note 6.

BROOKLYN CHEESECAKE & DESSERTS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

8.  Subsequent Events:

On October 17, 2014, (the “Execution Date”), Brooklyn Cheesecake & Desserts Company, Inc. (the “Company”) entered into that certain Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among Here to Serve Holding Corporation, a Delaware corporation, as seller (“Seller”), the Company, as parent, Brooklyn Cheesecake & Dessert Acquisition Corp., a wholly–owned subsidiary of the Company, as buyer (“Buyer”), the Chief Executive Officer of the Company (“Company Executive”), the majority shareholder of the Company (“Company Majority Shareholder”) and certain shareholders of Seller (the “Seller Shareholders”), pursuant to which Buyer will acquire from Seller all of Seller’s right, tittle and interest in and to (i) 100% of the membership interests of Here to Serve – Missouri Waste Division, LLC d/b/a Meridian Waste, a Missouri limited liability company (“HTS Waste”); (ii) 100% of the membership interests of Here to Serve Technology, LLC, a Georgia limited liability company (“HTS Tech”); and (iii) 100% of the membership interests of Here to Serve - Georgia Division, LLC, a Georgia limited liability company (“HTS Waste Georgia”, and together with HTS Waste and HTS Tech, collectively, the “Membership Interests”). As consideration for the Membership Interests, (i) the Company shall issue 9,054,134 shares of the Company’s common stock, (the “Common Stock”); (ii) the Company shall issue to the holder of Class A Preferred Stock of Seller (“Seller’s Class A Preferred Stock”) 51 shares of the Company’s to-be-designated Class A Preferred Stock (the “Class A Preferred Stock”), which Class A Preferred Stock Shall have the rights and preferences as described in the Purchase Agreement; (iii) the Company shall issue to the holder of Class B Preferred Stock of the Seller (Seller’s “Class B Preferred Stock”) an aggregate of 71,120 shares of the Company’s to-be-designated Class B Preferred Stock (the “Class B Preferred Stock”), which Class B Preferred Stock Shall have the rights and preferences as described in the Purchase Agreement (the Common Stock, the Class A Preferred and the Class B Preferred Stock are referred to as the “Purchase Price Shares;”), and (iv) the Company shall assume certain assumed liabilities.

As further consideration, at the closing of the transaction contemplated under the Purchase Agreement, (i) in satisfaction of all accounts payable and shareholder loans, Seller will pay to Company Majority Shareholder $70,000 and (ii) Seller will purchase from Company Majority Shareholder 230,000 Shares of the Company’s common stock for a purchase price of $230,000, with such shares to be cancelled immediately after such purchase. Pursuant to the Purchase Agreement, to the extent Purchase Price Shares are issued to individual shareholders of Seller at or upon closing of the Purchase Agreement: (i) share of common stock of the Seller held by the individuals listed on Schedule 2.2 of the Purchase Agreement will be cancelled in accordance with such Schedule 2.2; (ii) 1,000,000 shares of Seller’s Class A Preferred Stock will be cancelled; and (iii) 71,120 shares of Seller’s Class B Preferred Stock will be cancelled.

In addition to the foregoing, the closing of the Purchase Agreement was contingent upon the satisfaction if the closing conditions set forth in the Purchase Agreement.

The closing of the Purchase Agreement occured on October 31, 2014, resulting in a change of control of Brooklyn Cheesecake & Desserts Company, Inc., and as a result, the transaction will be accounted for as a reverse recapitalization of the acquired companies.  There were 9,963,418 Shares of the Company’s Stock issued and Outstanding following the closing of the above transaction(s).

Forward Looking Statements

           This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” ”believe,” “estimate,” ”continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K  filed on April 14, 2014.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

8

Results of Operations

 Nine and Three Months Ended September 30, 2014 Compared to the Nine and Three Months Ended September 30, 2013

Licensing fees aggregated $7,678 and $9,000 for the nine months ended September 30, 2014 and 2013, respectively. The decrease of $1,322 or 15% was due to a decrease in sales of our trademark products, by our customer, a related party. Licensing fees for the three months ended September 30, 2014 as compared to September 30, 2013 was $1,000 and $3,000 respectively. The decrease was due to lower sales of out trademark products by our customer a related party.

Selling, general and administrative expenses totaled $28,300 and $23,368 for the nine months ended September 30, 2014 and 2013, respectively.  The increase of $4,932 or 21% was the result of higher Legal expense. Selling, general and administrative expenses for the three months ended September 30, 2014 increased to $17,815 from $5,946 for the three months ended September 30, 2013.  This increase of $11,869 or 200% is a result of higher public company expense during the quarter.

Liquidity and Capital Resources

Since inception, our only source of working capital has been the $8,455,000 received from the sale of our securities, and advances from one of our stockholders totaling $113,719.

As of September 30, 2014, we had negative working capital of $86,403 as compared to negative working capital of $70,281 at December 31, 2013.

Net Cash Used in Operating Activities during the nine months ended September 30, 2014 of $18,975 was due to our net loss of $20,622 and amortization expense of $4,500.  This was offset by an increase in accounts receivable of $7,678, an increase in accounts payable of $9,175, and a decrease in accrued expenses of $4,350.

Net Cash Provided by Financing Activities during the nine months ended September 30, 2014 of $18,975 was due to cash advances from our stockholder. Net Cash Provided by Financing Activities during the nine months ended September 30, 2013 of $20,849 was due to advances from our stockholder.

Inflation and Seasonality

Licensing revenue will vary since it is tied to peak baking seasons. Revenues are generally higher during holiday seasons such as Thanksgiving, Christmas, Jewish New Year, Easter and Passover than they are during other times of the year.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three and nine months ended  September 30, 2014 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for a smaller reporting company.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of  September 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Jeff Cosman, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Jeff Cosman concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

During the quarter ended September 30, 2014, there was no change in the issuer’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations and there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

This disclosure is not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2014.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2014.

Item 4. Mine Safety Disclosure.

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

  (a) Exhibits

31.1
Certification dated November 14, 2014 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 by Jeffrey S. Cosman, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

32.1
Certification dated November 14, 2014 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Jeffrey S. Cosman, Chairman, President, Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brooklyn Cheesecake & Desserts Company, Inc.

Date: November 14, 2014	By:	/s/ Jeffrey S. Cosman
Jeffrey S. Cosman
Chairman, President, Chief Executive Officer and Chief Financial Officer
(principal financial officer and principal accounting officer)