Form 10-K
period 2014-12-31
Meridian Waste Solutions, Inc.
filed 2015-04-15
CIK 949721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014	Commission File Number: 001-13984

Meridian Waste Solutions, Inc.
(Exact name of registrant as specified in its charter)

NEW YORK	13-3832215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12540 Broadwell Road, Suite 1203, Milton, GA	30004
(Address of principal executive offices)	(Zip Code)

 (678) 871-7457
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

(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The aggregate market value of common stock, par value $.025 per share, held by non-affiliates at June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,268. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2014.

As of April 15, 2015, 11,357,811 shares of registrant’s common stock, par value $.025 per share, were issued and outstanding.

MERIDIAN WASTE SOLUTIONS, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2014
TABLE OF CONTENTS

PART I

FORWARD LOOKING STATEMENTS

Except for historical information, this document contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under “Business” and “Management's Discussion and Analysis”.  These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that “we expect,” “we anticipate,” “we intend,” “we believe,” and similar language.  We caution that any forward-looking statement made by us in this Form 10-K or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-K beginning on page 11.

ITEM 1.  BUSINESS

On October 17, 2014, Meridian Waste Solutions, Inc. (formerly known as Brooklyn Cheesecake & Desserts Company, Inc.) (the “Company”) entered into that certain Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among Here to Serve Holding Corp., a Delaware corporation, as seller (“Here to Serve”), the Company, as parent, Brooklyn Cheesecake & Dessert Acquisition Corp., a wholly-owned subsidiary of the Company, as buyer (the “Acquisition Corp.”), the Chief Executive Officer of the Company (the “Company Executive”), the majority shareholder of the Company (the “Company Majority Shareholder”) and certain shareholders of Here to Serve (the “Here to Serve Shareholders”), pursuant to which the Acquisition Corp acquired from Here to Serve all of Here to Serve’s right, title and interest in and to (i) 100% of the membership interests of Here to Serve – Missouri Waste Division, LLC d/b/a Meridian Waste, a Missouri limited liability company (“HTS Waste”); (ii) 100% of the membership interests of Here to Serve Technology, LLC, a Georgia limited liability company (“HTS Tech”); and (iii) 100% of the membership interests of Here to Serve – Georgia Waste Division, LLC, a Georgia limited liability company (“HTS Waste Georgia”, and together with HTS Waste and HTS Tech, collectively, the “Membership Interests”).  As consideration for the Membership Interests, on October 31, 2014 (the "Closing Date") (i) the Company issued to Here to Serve 9,054,134 shares of the Company’s common stock (the “Common Stock”); (ii) the Company issued to the holder of Class A Preferred Stock of Here to Serve (“Here to Serve’s Class A Preferred Stock”) 51 shares of the Company’s to-be-designated Class A Preferred Stock (the “Class A Preferred Stock”), which Class A Preferred Stock shall have the rights and preferences as described in the Purchase Agreement; (iii) the Company issued to the holder of Class B Preferred Stock of Here to Serve (Here to Serve’s Class B Preferred Stock”) an aggregate of 71,120 shares of the Company’s to-be-designated Class B Preferred Stock (the “Class B Preferred Stock”), which Class B Preferred Stock shall have the rights and preferences as described in the Purchase Agreement (the Common Stock, the Class A Preferred Stock and the Class B Preferred Stock are referred to as the “Purchase Price Shares;”), and (iv) the Company shall assume certain assumed liabilities (the “Initial Consideration”).

As further consideration, on the Closing Date of the transaction contemplated under the Purchase Agreement, (i) in satisfaction of all accounts payable and shareholder loans, Here to Serve paid to the Company Majority Shareholder $70,000 and (ii) Here to Serve purchased from the Company Majority Shareholder 230,000 shares of the Company’s common stock for a purchase price of $230,000.  Pursuant to the Purchase Agreement, to the extent Purchase Price Shares are issued to individual shareholders of Here to Serve at or upon closing of the Purchase Agreement: (i) shares of common stock of Here to Serve held by the individuals listed on Schedule 2.2 of the Purchase Agreement valued at $2,564,374.95 will be cancelled in accordance with such Schedule 2.2; (ii) 1,000,000 shares of Here to Serve’s Class A Preferred Stock valued at $1,000 will be cancelled; and (iii) 71,120 shares of Here to Serve’s Class B Preferred Stock valued at $7,121,000 will be cancelled (the “Additional Consideration”).

The closing of the Purchase Agreement resulted in a change of control of the Company.

The description of the Purchase Agreement set forth above is qualified in its entirety by reference to the full text of such Purchase Agreement filed on October 22, 2014 as Exhibit 10.1 to the Current Report on Form 8-K and is incorporated herein by reference.

On March 27, 2015, the Company filed a Certificate of Amendment of the Certificate of Incorporation to change the name of the Company from Brooklyn Cheesecake & Desserts Company, Inc. to Meridian Waste Solutions, Inc. (the "Name Change"). On April 15, 2015, the Company received approval from FINRA for the Name Change and to change its stock symbol from BCKE to MRDN.

BUSINESS OF HERE TO SERVE HOLDING CORP.

Overview

Here To Serve Holding Corp., f/k/a F3 Technologies, Inc. (the “Company” or “Here to Serve,”) was incorporated in the State of Delaware as New Ithaca Corporation on September 22, 1983. Here to Serve is a holding company and, prior to the closing of the Purchase Agreement, was the sole owner of all membership interests in Here to Serve – Missouri Waste Division, LLC d/b/a Meridian Waste, a Missouri limited liability company (“HTS Waste”); (ii) Here to Serve Technology, LLC, a Georgia limited liability company (“HTS Tech”); and (iii) Here to Serve – Georgia Waste Division, LLC, a Georgia limited liability company (“HTS Waste Georgia”).  A description of the business of each such company follows.

Here to Serve – Missouri Waste Division, LLC d/b/a Meridian Waste

HTS Waste is a non-hazardous solid waste management company providing collection services for approximately 40,000 commercial, industrial and residential customers in Missouri. We own one collection operation based out of Bridgeton, Missouri. Approximately 100% of HTS Waste’s 2014 revenue was from collection, utilizing over 60 collection vehicles.

Here to Serve began non-hazardous waste collection operations in May 2014 upon the acquisition of nearly all of the assets from Meridian Waste Service, LLC that in turn became the core of our operations. From our formation through today, we have begun to create the infrastructure needed to expand our operations through acquisitions and market development opportunities.

Waste Industry Overview

The non-hazardous solid waste industry can be divided into the following three categories: collection, transfer and disposal services.  Companies engaging in collection and/or transfer operations of solid waste typically have lower margins than those performing disposal service operations.  By vertically integrating collection, transfer and disposal operations, operators seek to capture significant waste volumes and improve operating margins.

During the past four decades, our industry has experienced periods of substantial consolidation activity; however, we believe significant fragmentation remains.  We believe that there are two primary factors that lead to consolidation:

●
Stringent industry regulations have caused operating and capital costs to rise, with many local industry participants finding these costs difficult to bear and deciding to either close their operations or sell them to larger operators; and

●
Larger operators are increasingly pursuing economies of scale by vertically integrating their operations or by utilizing their facility, asset and management infrastructure over larger volumes and, accordingly, larger solid waste collection and disposal companies have become more cost-effective and competitive by controlling a larger waste stream and by gaining access to significant financial resources to make acquisitions.

Integration and Acquisitions

Vertical Integration and Internalization

Vertical integration is a key element of our operating strategy for the future because it will allow us to manage the waste stream from the point of collection through disposal, thereby maximizing the rate of waste internalization, increasing our operating margins and improving our operating cash flows.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, owning a landfill in a market area would provide substantial leverage in the waste management business.  We do not currently own any landfills as part of our operations. We currently have access to landfills located in St. Louis, Missouri and are actively seeking to purchase or lease a landfill, transfer station or waste-to-energy facility in order to internalize our existing volume. At this time, we have not located a landfill, transfer station or waste-to-energy facility for a lease or purchase.

Acquisition History and Outlook

Acquisitions will play a key role in our planned revenue growth and expansion into new markets.  Our acquisition of Meridian Waste Services, LLC currently provides us a platform and infrastructure to make additional acquisitions in the near future. We strive to integrate all of our completed acquisitions into our existing operations as soon as feasible; however, based on our current trajectory it may take up to a year to fully realize operating synergies for the acquisitions that we completed.

In 2015, we intend to continue seeking and pursuing attractive acquisition opportunities that enable us to grow our current operations based on (i) new markets, (ii) acquiring disposal and transfer capacity, and (iii) waste streams opportunities.  In 2015, we may consider a secondary offering to raise capital for immediate acquisition targets, secure a robust senior credit facility and register available authorized shares of our capital stock to pursue and consummate acquisitions that enable us to effectively build a comprehensive waste solutions enterprise.

HTS Waste Operations and Customers

The operations of HTS Waste consist of the collection of solid waste.

Customers

HTS Waste has a broad and diverse customer base.   We have two municipal contracts that accounted for 27% and 32% and the other contract accounted for 19% and 21% of HTS Waste’s long-term contracted revenue for the years ended December 31, 2014 and 2013 respectively.

Collection Services

HTS Waste provides solid waste collection services to approximately 40,000 industrial, commercial and residential customers in the Metropolitan St. Louis, Missouri area.  In 2014, its collection revenue consisted of approximately 13.4% from services provided to industrial customers, 12% from services provided to commercial customers and 75% from services provided to residential customers.

In our commercial collection operations, we supply our customers with waste containers of various types and sizes.  These containers are designed so that they can be lifted mechanically and emptied into a collection truck to be transported to a disposal facility.  By using these containers, we can service most of our commercial customers with trucks operated by a single employee.  Commercial collection services are generally performed under service agreements with a duration of one to five years with possible renewal options.  Fees are generally determined by such considerations as individual market factors, collection frequency, the type of equipment we furnish, the type and volume or weight of the waste to be collected, the distance to the disposal facility and the cost of disposal.

Residential solid waste collection services often are performed under contracts with municipalities, which we generally secure by competitive bid and which give us exclusive rights to service all or a portion of the homes in these municipalities.  These contracts usually range in duration from one to five years with possible renewal options.  Residential solid waste collection services may also be performed on a subscription basis, in which individual households or homeowners’ or similar associations contract directly with us.  The fees received for residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal.

Additionally, we rent waste containers and provide collection services to construction, demolition and industrial sites.  We load the containers onto our vehicles and transport them with the waste to either a landfill or a transfer station for disposal.  We refer to this as “roll-off” collection.  Roll-off collection services are generally performed on a contractual basis.  Contract terms tend to be shorter in length and may vary according to the customers’ underlying projects.

Transfer and Disposal Services

Landfills are the main depository for solid waste in the United States.  Solid waste landfills are built, operated, and tied to a state permit under stringent federal, state and local regulations.  Currently, solid waste landfills in the United States must be designed, permitted, operated, closed and maintained after closure in compliance with federal, state and local regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended.  We do not operate hazardous waste landfills, which are subject to even greater regulations.  Operating a solid waste landfill includes excavating, constructing liners, continually spreading and compacting waste and covering waste with earth or other inert material as required, final capping, closure and post-closure monitoring.  The objectives of these operations are to maintain sanitary conditions, to ensure the best possible use of the airspace and to prepare the site so that it can ultimately be used for other end use purposes.

Access to a disposal facility is a necessity for all solid waste management companies.  While access to disposal facilities owned or operated by third parties can be obtained, we believe that it is preferable to internalize the waste streams when possible.

Transfer stations will allow us to consolidate waste for subsequent transfer in larger loads, thereby making disposal in our otherwise remote landfills economically feasible.  A transfer station is a facility located near residential and commercial collection routes where collection trucks take the solid waste that has been collected.  The waste is unloaded from the collection trucks and reloaded onto larger transfer trucks for transportation to a landfill for final disposal.  In addition to increasing our ability to internalize the waste that our collection operations collect, using transfer stations reduces the costs associated with transporting waste to final disposal sites because the trucks we use for transfer have a larger capacity than collection trucks, thus allowing more waste to be transported to the disposal facility on each trip.  It also increases the efficiency of our collection personnel and equipment because it allows them to focus more on collection.

Competition

The solid waste collection and disposal industry is highly competitive and fragmented and requires substantial labor and capital resources.  The industry presently includes large, publicly-held, national waste companies such as Republic Services, Inc. and Waste Management, Inc., as well as numerous other public and privately-held waste companies.  In our existing market and certain of the markets in which we will likely compete are served by one or more of these companies, as well as by numerous privately-held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets.  We also compete with operators of alternative disposal facilities and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations.  Public sector operations may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

We compete for collection based primarily on geographic location and the price and quality of our services.  From time to time, our competitors may reduce the price of their services in an effort to expand their market share or service areas or to win competitively bid municipal contracts.  These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business.

The solid waste collection and disposal industry has undergone significant consolidation, and, as a result of this consolidation, we encounter competition in our efforts to acquire landfills, transfer stations and collection operations.  Competition exists not only for collection, transfer and disposal volume but also for acquisition candidates.  We generally compete for acquisition candidates with large, publicly-held waste management companies, private equity backed firms as well as numerous privately-held regional and local solid waste companies of varying sizes and resources.  Competition in the disposal industry may also be affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.  Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.

Sales and Marketing

We focus our marketing efforts on increasing and extending business with existing customers, as well as increasing our new customer base.  Our sales and marketing strategy is to provide prompt, high quality, comprehensive solid waste collection to our customers at competitive prices.  We target potential customers of all sizes, from small quantity generators to large companies and municipalities.  Because the waste collection and disposal business is a highly localized business, most of our marketing activity is local in nature.

Government Contracts

We are party to contracts with municipalities and other associations and agencies.  Many of these contracts are or will be subject to competitive bidding.  We may not be the successful bidder, or we may have to substantially lower prices in order to be the successful bidder.  In addition, some of our customers may have the right to terminate their contracts with us before the end of the contract term.

Municipalities may annex unincorporated areas within counties where we provide collection services, and as a result, our customers in annexed areas may be required to obtain service from competitors who have been franchised or contracted by the annexing municipalities to provide those services.  Some of the local jurisdictions in which we currently operate grant exclusive franchises to collection and disposal companies, others may do so in the future, and we may enter markets where franchises are granted by certain municipalities, thereby reducing the potential market opportunity for us.

Regulation

Our business is subject to extensive and evolving federal, state and local environmental, health, safety and transportation laws and regulations.  These laws and regulations are administered by the U.S. Environmental Protection Agency, or EPA, and various other federal, state and local environmental, zoning, air, water, transportation, land use, health and safety agencies.  Many of these agencies regularly inspect our operations to monitor compliance with these laws and regulations.  Governmental agencies have the authority to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in cases of violations.  We believe that regulation of the waste industry will continue to evolve, and we will adapt to future legal and regulatory requirements to ensure compliance.

Our operations are subject to extensive regulation, principally under the federal statutes described below.

The Resource Conservation and Recovery Act of 1976, as amended, or RCRA.  RCRA regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes.  On October 9, 1991, the EPA promulgated Solid Waste Disposal Facility Criteria for non-hazardous solid waste landfills under Subtitle D of RCRA.  Subtitle D includes location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring, as well as corrective action standards, many of which had not commonly been in place or enforced at landfills.  Subtitle D applies to all solid waste landfill cells that received waste after October 9, 1991, and, with limited exceptions, required all landfills to meet these requirements by October 9, 1993. All states in which we operate have EPA-approved programs which implemented at least the minimum requirements of Subtitle D and in some states even more stringent requirements.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA.  CERCLA, which is also known as Superfund, addresses problems created by the release or threatened release of hazardous substances (as defined in CERCLA) into the environment.  CERCLA’s primary mechanism for achieving remediation of such problems is to impose strict joint and several liability for cleanup of disposal sites on current owners and operators of the site, former site owners and operators at the time of disposal and parties who arranged for disposal at the facility (i.e., generators of the waste and transporters who select the disposal site).  The costs of a CERCLA cleanup can be substantial.  Liability under CERCLA is not dependent on the existence or intentional disposal of “hazardous wastes” (as defined under RCRA), but can also be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of any one of the more than 700 “hazardous substances” listed by the EPA, even in minute amounts.

The Federal Water Pollution Control Act of 1972, as amended, or the Clean Water Act.  This act establishes rules regulating the discharge of pollutants into streams and other waters of the United States (as defined in the Clean Water Act) from a variety of sources, including solid waste disposal sites.  If runoff from our transfer stations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges.  In 1990, the EPA issued additional rules under the Clean Water Act, which establish standards for management of storm water runoff from landfills and which require landfills that receive, or in the past received, industrial waste to obtain storm water discharge permits.  In addition, if a landfill or transfer station discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works.  Also, if development of a landfill may alter or affect “wetlands,” the owner may have to obtain a permit and undertake certain mitigation measures before development may begin.  This requirement is likely to affect the construction or expansion of many solid waste disposal sites.

 The Clean Air Act of 1970, as amended, or the Clean Air Act.  The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants.  The EPA has applied the Clean Air Act to solid waste landfills and vehicles with heavy duty engines, such as waste collection vehicles.  Additionally, in March 1996, the EPA adopted New Source Performance Standards and Emission Guidelines (the “Emission Guidelines”) for municipal solid waste landfills to control emissions of landfill gases.  These regulations impose limits on air emissions from solid waste landfills.  The Emission Guidelines impose two sets of emissions standards, one of which is applicable to all solid waste landfills for which construction, reconstruction or modification was commenced before May 30, 1991.  The other applies to all municipal solid waste landfills for which construction, reconstruction or modification was commenced on or after May 30, 1991.  The Emission Guidelines are being implemented by the states after the EPA approves the individual state’s program.  These guidelines, combined with the new permitting programs established under the Clean Air Act, subject solid waste landfills to significant permitting requirements and, in some instances, require installation of gas recovery systems to reduce emissions to allowable limits.  The EPA also regulates the emission of hazardous air pollutants from municipal landfills and has promulgated regulations that require measures to monitor and reduce such emissions.

Climate Change.  A variety of regulatory developments, proposals or requirements have been introduced that are focused on restricting the emission of carbon dioxide, methane and other gases known as greenhouse gases.  Congress has considered legislation directed at reducing greenhouse gas emissions.  There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources.  In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an “air pollutant” under the federal Clean Air Act and, thus, subject to future regulation.  In a move toward regulating greenhouse gases, on December 15, 2009, the EPA published its findings that emission of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because greenhouse gases are, according to EPA, contributing to climate change.  On October 30, 2009, the EPA published the greenhouse gas reporting final rule, effective December 29, 2009, which establishes a new comprehensive scheme requiring certain specified industries as well as operators of stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually.  Municipal solid waste landfills are subject to the rule.  EPA proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles.  Finally, according to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources.  As a result, the EPA has proposed to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions.

The Occupational Safety and Health Act of 1970, as amended, or OSHA.  OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements.  Various standards, including standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations.

Flow Control/Interstate Waste Restrictions.  Certain permits and approvals, as well as certain state and local regulations, may limit a landfill or transfer station to accepting waste that originates from specified geographic areas, restrict the importation of out-of-state waste or wastes originating outside the local jurisdiction or otherwise discriminate against non-local waste.  These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some flow control schemes violate constitutional limits on state or local regulation of interstate commerce.  From time to time, federal legislation is proposed that would allow some local flow control restrictions.  Although no such federal legislation has been enacted to date, if such federal legislation should be enacted in the future, states in which we use landfills could limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. These restrictions could also result in higher disposal costs for our collection operations.  If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

Certain state and local jurisdictions may also seek to enforce flow control restrictions through local legislation or contractually.  In certain cases, we may elect not to challenge such restrictions.  These restrictions could reduce the volume of waste going to landfills in certain areas, which may adversely affect our ability to operate our landfills at their full capacity and/or reduce the prices that we can charge for landfill disposal services.  These restrictions may also result in higher disposal costs for our collection operations.  If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

State and Local Regulation.  Each state in which we now operate or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations.  State and local permits and approval for these operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies.  In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA.  These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties.  Furthermore, many municipalities also have ordinances, local laws and regulations affecting our operations.  These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put such franchises out for bid and bans or other restrictions on the movement of solid wastes into a municipality.

Permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may specify the quantity of waste that may be accepted at the landfill during a given time period and/or specify the types of waste that may be accepted at the landfill.  Once an operating permit for a landfill is obtained, it must generally be renewed periodically.

There has been an increasing trend at the state and local level to mandate and encourage waste reduction and recycling and to prohibit or restrict the disposal in landfills of certain types of solid wastes, such as yard wastes, beverage containers, unshredded tires, lead-acid batteries, paper, cardboard and household appliances.

Many states and local jurisdictions have enacted “bad boy” laws that allow the agencies that have jurisdiction over waste services contracts or permits to deny or revoke these contracts or permits based on the applicant’s or permit holder’s compliance history.  Some states and local jurisdictions go further and consider the compliance history of the parent, subsidiaries or affiliated companies, in addition to that of the applicant or permit holder. These laws authorize the agencies to make determinations of an applicant’s or permit holder’s fitness to be awarded a contract to operate and to deny or revoke a contract or permit because of unfitness unless there is a showing that the applicant or permit holder has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations.

Some state and local authorities enforce certain federal laws in addition to state and local laws and regulations. For example, in some states, RCRA, OSHA, parts of the Clean Air Act and parts of the Clean Water Act are enforced by local or state authorities instead of the EPA, and in some states those laws are enforced jointly by state or local and federal authorities.

Public Utility Regulation.  In many states, public authorities regulate the rates that landfill operators may charge.

Seasonality

Based on our industry and our historic trends, we expect our operations to vary seasonally.  Typically, revenue will be highest in the second and third calendar quarters and lowest in the first and fourth calendar quarters.  These seasonal variations result in fluctuations in waste volumes due to weather conditions and general economic activity.  We also expect that our operating expenses may be higher during the winter months due to periodic adverse weather conditions that can slow the collection of waste, resulting in higher labor and operational costs.

Employees

As of April 15, 2015, we have approximately 84 full-time employees.  None of our employees are represented by a labor union.   We have not experienced any work stoppages and we believe that our relations with our employees are good.

Here to Serve – Georgia Waste Division, LLC

Here to Serve – Georgia Waste Division, LLC was formed to locate and acquire a waste facility in Georgia which would be owned and operated by the Company. At this time, we have not located any potential waste facilities for a future acquisition. We are not aware of the estimated schedule for any potential future acquisition or estimated amount of capital required to consummate a potential future acquisition at this time.

Here To Serve Technology, LLC

HTS Tech was in the business of designing, developing and selling mobile based apps for smartphones and computers to the general public as well as Enterprise versions. On January 7, 2015, in an effort to give investors a more concentrated presence in the waste industry the Company sold the capitalized software assets of HTS Tech to Mobile Science Technologies, Inc., a Georgia corporation, a related party due to being owned by some of the shareholders of the Company.

Current Portfolio

cConnectsTM is a cloud-based mobile app used as a micro-scheduling solution, as well as a fleet/asset management system. It allows users in any industry to connect with their customers, vendors and internal organization without wasting time using the current switch board type operations of the current phone system. cConnects was created to maximize time for its users, reduce costs to deliver products and services, provide new technology to an aging business model, while changing the future of customer service.

Most competitors of cConnects must have a hardware and software component to make their systems work. cConnects is mobile app based. In addition, known competitors to cConnects are not cross-platform capable and take years of implementation and millions of dollars of capital to execute.

HTS – Home Watch, HTS – Lockbox & HTS – Citizen Alert

These products were purchased by HTS Tech in August 2014 from Interactive Defense, LLC.  These products are in the late stages of development and will be sold as Social and Enterprise versions to municipal governments and residents of municipalities.

Discontinued Operations and Investments

Ascend™ Global Business System – Ascend™ was an online software as a service (SaaS) product created by the former F3 Technologies development team.  It has been since been discontinued.

Record Management System (“RMS”) was a product being developed by Interactive Defense, LLC.  RMS was financed by HTST until 1st Quarter 2014 when it was discontinued.

FargoTube was a product developed by the former F3 Technologies development team.  FargoTube was discontinued in 2013.

Available Information

We electronically file certain documents with the Securities and Exchange Commission (the SEC).  We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto.  From time-to-time, we may also file registration statements and related documents in connection with equity or debt offerings.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE ARE SUBJECT TO ENVIRONMENTAL AND SAFETY LAWS, WHICH RESTRICT OUR OPERATIONS AND INCREASE OUR COSTS.

We are subject to extensive federal, state and local laws and regulations relating to environmental protection and occupational safety and health.  These include, among other things, laws and regulations governing the use, treatment, storage and disposal of wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances.  Our compliance with existing regulatory requirements is costly, and continued changes in these regulations could increase our compliance costs. Government laws and regulations often require us to enhance or replace our equipment. We are required to obtain and maintain permits that are subject to strict regulatory requirements and are difficult and costly to obtain and maintain.  We may be unable to implement price increases sufficient to offset the cost of complying with these laws and regulations.  In addition, regulatory changes could accelerate or increase expenditures for closure and post-closure monitoring at solid waste facilities and obligate us to spend sums over the amounts that we have accrued.

WE MAY BECOME SUBJECT TO ENVIRONMENTAL CLEAN-UP COSTS OR LITIGATION THAT COULD CURTAIL OUR BUSINESS OPERATIONS AND MATERIALLY DECREASE OUR EARNINGS.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, and analogous state laws provide for the remediation of contaminated facilities and impose strict joint and several liability for remediation costs on current and former owners or operators of a facility at which there has been a release or a threatened release of a hazardous substance.  This liability is also imposed on persons who arrange for the disposal of and who transport such substances to the facility.  Hundreds of substances are defined as hazardous under CERCLA and their presence, even in small amounts, can result in substantial liability.  The expense of conducting a cleanup can be significant.  Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have liability because these substances may be present in waste collected by us.  The actual costs for these liabilities could be significantly greater than the amounts that we might be required to accrue on our financial statements from time to time.

In addition to the costs of complying with environmental regulations, we may incur costs to defend against litigation brought by government agencies and private parties.  As a result, we may be required to pay fines or our permits and licenses may be modified or revoked.  We may in the future be a defendant in lawsuits brought by governmental agencies and private parties who assert claims alleging environmental damage, personal injury, property damage and/or violations of permits and licenses by us.  A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could curtail our business operations and may decrease our earnings.

OUR BUSINESS IS CAPITAL INTENSIVE, REQUIRING ONGOING CASH OUTLAYS THAT MAY STRAIN OR CONSUME OUR AVAILABLE CAPITAL AND FORCE US TO SELL ASSETS, INCUR DEBT, OR SELL EQUITY ON UNFAVORABLE TERMS.

Our ability to remain competitive, grow and maintain operations largely depends on our cash flow from operations and access to capital.  Maintaining our existing operations and expanding them through internal growth or acquisitions requires large capital expenditures.  As we undertake more acquisitions and further expand our operations, the amount we expend on capital will increase. These increases in expenditures may result in lower levels of working capital or require us to finance working capital deficits.  We intend to continue to fund our cash needs through cash flow from operations and borrowings under our credit facility, if necessary.  However, we may require additional equity or debt financing to fund our growth.

We do not have complete control over our future performance because it is subject to general economic, political, financial, competitive, legislative, regulatory and other factors.  It is possible that our business may not generate sufficient cash flow from operations, and we may not otherwise have the capital resources, to allow us to make necessary capital expenditures.  If this occurs, we may have to sell assets, restructure our debt or obtain additional equity capital, which could be dilutive to our stockholders.  We may not be able to take any of the foregoing actions, and we may not be able to do so on terms favorable to us or our stockholders.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR REVENUE.

At this time, the Company has two municipal contracts that account for 27% and 19% of our long term contracted revenues for the fiscal year ended December 31, 2014. Because we depend on these customers for a majority of our revenue, a loss of one of these customers could materially adversely affect our business and financial condition. If these principal customers cease using our services, our business could be materially adversely affected.

GOVERNMENTAL AUTHORITIES MAY ENACT CLIMATE CHANGE REGULATIONS THAT COULD INCREASE OUR COSTS TO OPERATE.

Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on the emissions of greenhouse gases and their potential role in climate change.  Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions and President Obama has indicated his support of legislation aimed at reducing greenhouse gases.  EPA has proposed rules to regulate greenhouse gases, regional initiatives have formed to control greenhouse gases and certain of the states in which we operate are contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations, in particular the regulation of emissions of greenhouse gases.  The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect our collection operations.  Changing environmental regulations could require us to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

CURRENT U.S. ECONOMIC CONDITIONS, AS WELL AS POTENTIAL FUTURE DOWNTURNS, HAS REDUCED AND MAY CONTINUE TO REDUCE OUR VOLUME AND/OR PRICING ON OUR SERVICES, RESULTING IN DECREASES IN OUR REVENUE, PROFITABILITY AND CASH FLOWS.

Our business is affected by changes in national and general economic factors that are outside of our control, including economic activity, consumer confidence, interest rates and access to capital markets.  Although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, which decreases our revenues.  Additionally, consumer uncertainty and the loss of consumer confidence may limit the number or amount of services requested by customers and our ability to increase customers’ pricing.  During weak economic conditions we may also be adversely impacted by customers’ inability to pay us in a timely manner, if at all, due to their financial difficulties, which could include bankruptcies.

INCREASES IN THE COSTS OF FUEL MAY REDUCE OUR OPERATING MARGINS.

The price and supply of fuel needed to run our collection vehicles is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns.  Any significant price escalations or reductions in the supply could increase our operating expenses or interrupt or curtail our operations.  Failure to offset all or a portion of any increased fuel costs through increased fees or charges would reduce our operating margins.

CHANGES IN INTEREST RATES MAY AFFECT OUR PROFITABILITY.

Our acquisitions could require us to incur substantial additional indebtedness in the future, which will increase our interest expense.  Further, to the extent that these borrowings are subject to variable rates of interest, increases in interest rates will increase our interest expense, which will affect our profitability.  In connection with the restructuring of our long-term debt in July 2014, we entered into a swap agreement effective July 14, 2014, where we agreed to pay a fixed-rate of 4.74% in exchange for one-month floating rate LIBOR.  This interest rate swap expires on April 30, 2016.  With the placement of this swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates.  As of April 15, 2015, $5,300,000 was subject to the effect of the swap agreement.

INCREASES IN THE COSTS OF DISPOSAL MAY REDUCE OUR OPERATING MARGINS.

We dispose of approximately 100% of the waste that we collect in landfills operated by others, but that rate may increase in the future.  We may incur increases in disposal fees paid to third parties.  Failure to pass these costs on to our customers may reduce our operating margins.

INCREASES IN THE COSTS OF LABOR MAY REDUCE OUR OPERATING MARGINS.

We compete with other businesses in our markets for qualified employees.  A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees or to hire more expensive temporary employees.  Labor is our second largest operating cost, and even relatively small increases in labor costs per employee could materially affect our cost structure.  Failure to attract and retain qualified employees, to control our labor costs, or to recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas may reduce our operating margins.

INCREASES IN COSTS OF INSURANCE WOULD REDUCE OUR OPERATING MARGINS.

One of our largest operating costs is for insurance coverage, including general liability, automobile physical damage and liability, property, employment practices, pollution, directors and officers, fiduciary, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in our primary general liability, automobile liability and employer’s liability policies.  Changes in our operating experience, such as an increase in accidents or lawsuits or a catastrophic loss, could cause our insurance costs to increase significantly or could cause us to be unable to obtain certain insurance. Increases in insurance costs would reduce our operating margins.  Changes in our industry and perceived risks in our business could have a similar effect.

WE MAY NOT BE ABLE TO MAINTAIN SUFFICIENT INSURANCE COVERAGE TO COVER THE RISKS ASSOCIATED WITH OUR OPERATIONS, WHICH COULD RESULT IN UNINSURED LOSSES THAT WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Integrated non-hazardous waste companies are exposed to a variety of risks that are typically covered by insurance arrangements.  However, we may not be able to maintain sufficient insurance coverage to cover the risks associated with our operations for a variety of reasons.  Increases in insurance costs and changes in the insurance markets may, given our resources, limit the coverage that we are able to maintain or prevent us from insuring against certain risks.  Large or unexpected losses may exceed our policy limits, adversely affecting our results of operations, and may result in the termination or limitation of coverage, exposing us to uninsured losses, thereby adversely affecting our financial condition.

OUR FAILURE TO REMAIN COMPETITIVE WITH OUR NUMEROUS COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES, COULD ADVERSELY AFFECT OUR ABILITY TO RETAIN EXISTING CUSTOMERS AND OBTAIN FUTURE BUSINESS.

Because our industry is highly competitive, we compete with large companies and municipalities, many of whom have greater financial and operational resources.  The non-hazardous solid waste collection and disposal industry includes large national, publicly-traded waste management companies; regional, publicly-held and privately-owned companies; and numerous small, local, privately-owned companies.  Additionally, many counties and municipalities operate their own waste collection and disposal facilities and have competitive advantages not available to private enterprises. If we are unable to successfully compete against our competitors, our ability to retain existing customers and obtain future business could be adversely affected.

WE MAY LOSE CONTRACTS THROUGH COMPETITIVE BIDDING, EARLY TERMINATION OR GOVERNMENTAL ACTION, OR WE MAY HAVE TO SUBSTANTIALLY LOWER PRICES IN ORDER TO RETAIN CERTAIN CONTRACTS, ANY OF WHICH WOULD CAUSE OUR REVENUE TO DECLINE.

We are parties to contracts with municipalities and other associations and agencies.  Many of these contracts are or will be subject to competitive bidding.  We may not be the successful bidder, or we may have to substantially lower prices in order to be the successful bidder.  In addition, some of our customers may terminate their contracts with us before the end of the contract term.  If we were not able to replace revenue from contracts lost through competitive bidding or early termination or from lowering prices or from the renegotiation of existing contracts with other revenue within a reasonable time period, our revenue could decline.

Municipalities may annex unincorporated areas within counties where we provide collection services, and as a result, our customers in annexed areas may be required to obtain service from competitors who have been franchised or contracted by the annexing municipalities to provide those services.  Some of the local jurisdictions in which we currently operate grant exclusive franchises to collection and disposal companies, others may do so in the future, and we may enter markets where franchises are granted by certain municipalities.  Unless we are awarded a franchise by these municipalities, we will lose customers which will cause our revenue to decline.

EFFORTS BY LABOR UNIONS TO ORGANIZE OUR EMPLOYEES COULD DIVERT MANAGEMENT ATTENTION AND INCREASE OUR OPERATING EXPENSES.

We do not have any union representation in our operations.  Groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income.  If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of these work stoppages, our operating expenses could increase significantly.

POOR DECISIONS BY OUR REGIONAL AND LOCAL MANAGERS COULD RESULT IN THE LOSS OF CUSTOMERS OR AN INCREASE IN COSTS, OR ADVERSELY AFFECT OUR ABILITY TO OBTAIN FUTURE BUSINESS.

We manage our operations on a decentralized basis.  Therefore, regional and local managers have the authority to make many decisions concerning their operations without obtaining prior approval from executive officers.  Poor decisions by regional or local managers could result in the loss of customers or an increase in costs, or adversely affect our ability to obtain future business.

WE ARE VULNERABLE TO FACTORS AFFECTING OUR LOCAL MARKETS, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE RELATIVE TO OUR COMPETITORS.

Because the non-hazardous waste business is local in nature, our business in one or more regions or local markets may be adversely affected by events and economic conditions relating to those regions or markets even if the other regions of the country are not affected.  As a result, our financial performance may not compare favorably to our competitors with operations in other regions, and our stock price could be adversely affected by our inability to compete effectively with our competitors.

SEASONAL FLUCTUATIONS WILL CAUSE OUR BUSINESS AND RESULTS OF OPERATIONS TO VARY AMONG QUARTERS, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Based on historic trends experienced by the businesses we have acquired, we expect our operating results to vary seasonally, with revenue typically lowest in the first quarter, higher in the second and third quarters, and again lower in the fourth quarter.  This seasonality generally reflects the lower volume of waste during the winter months.  Adverse weather conditions negatively affect waste collection productivity, resulting in higher labor and operational costs.  The general increase in precipitation during the winter months increases the weight of collected waste, resulting in higher disposal costs, as costs are often calculated on a per ton basis.  Because of these factors, we expect operating income to be generally lower in the winter months.  As a result, our operating results may be negatively affected by these variations.  Additionally, severe weather during any time of the year can negatively affect the costs of collection and disposal and may cause temporary suspensions of our collection services.  Long periods of inclement weather may interfere with collection operations and reduce the volume of waste generated by our customers.  Any of these conditions can adversely affect our business and results of operations, which could negatively affect our stock price.

THE MARKET IN WHICH WE PARTICIPATE IS INTENSELY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR OPERATING RESULTS COULD BE HARMED.

The market for enterprise Software as a Service (SaaS) business applications and development platforms is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services.

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM AND DEVELOPMENT AND OPERATIONS PERSONNEL, AND THE LOSS OF ONE OR MORE KEY EMPLOYEES OR GROUPS COULD HARM OUR BUSINESS AND PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer, Mr. Jeffrey S. Cosman. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. We have an employment agreement with Mr. Cosman. At this time, we do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

In 2010, Mr. Cosman founded Legacy Waste Solutions, LLC, a compressed natural gas consulting business. Mr. Cosman holds a minority equity interest in Legacy Waste Solutions LLC.

The Company does not have an arrangement with Legacy Waste Solutions, LLC or Mr. Cosman for past, current or future services to be performed between Legacy Waste Solutions and Here To Serve. Mr. Cosman may in the future consult from time to time with Legacy Waste Solutions on matters that do not conflict with the operation of the Company. Mr. Cosman spends approximately two hours a month on Legacy Waste Solutions.

Additionally, Mr. Cosman has a minority equity interest in Rosewood Communication Supply, a warehouse centric telecom parts and supplies distributor. The Company does not have an arrangement with Rosewood Communication Supply or Mr. Cosman for past, current or future services to be performed between Rosewood Communication Supply and Here To Serve. Mr. Cosman spends approximately one hour per week on Rosewood Communication Supply.

OUR BUSINESS IS SUBJECT TO CHANGING REGULATIONS REGARDING CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE THAT HAVE INCREASED BOTH OUR COSTS AND THE RISK OF NON-COMPLIANCE.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with new and changing regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, our business may be harmed.

WE NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services will require the commitment of substantial resources to implement our business plan. In addition, substantial expenditures will be required to enable us to complete projects in the future.  Currently, we have a credit agreement with Comerica Bank.  However, it is likely we would need to seek additional financing through subsequent future private offerings of our equity securities, issuing convertible debt securities or through strategic partnerships and other arrangements with corporate partners.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.  The sale of additional equity securities will result in dilution to our stockholders.  The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff. Currently, the Company is unable to hire additional staff to facilitate greater segregation of duties but will reassess its capabilities.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE AND COULD SUBJECT US TO LITIGATION.

The market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:

●
variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

●	issuances of new stock which dilutes earnings per share;

●	forward looking guidance to industry and financial analysts related to future revenue and earnings per share;

●	the net increases in the number of customers and paying subscriptions, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

●	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

●	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

●	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

●	announcements of customer additions and customer cancellations or delays in customer purchases;

●	recruitment or departure of key personnel;

●	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock.

In addition, if the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industries even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are to become the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

THE CONCENTRATION OF OUR CAPITAL STOCK OWNERSHIP BY OUR CHIEF EXECUTIVE OFFICER WILL LIKELY LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

Mr. Jeffrey S. Cosman, our chief executive officer, is the beneficial owner of 58.65% of the outstanding shares of the Company’s common stock. As a result, our chief executive officer could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

OUR COMMON STOCK IS CURRENTLY ELIGIBLE FOR QUOTATION ON THE OTQB OPERATED BY OTC MARKETS GROUP, INC. AND AN INVESTOR’S ABILITY TO TRADE OUR COMMON STOCK MAY BE LIMITED BY TRADING VOLUME.

The trading volume in our common shares has been relatively limited.  A consistently active trading market for our common stock may not develop on the OTCQB.  The average daily trading volume in our common stock on the OTCQB as of April 15, 2015 was negligible. Accordingly, the ability of our shareholders to sell their shares of our common stock may be extremely limited.

WE ARE SUBJECT TO PENNY STOCK RULES WHICH WILL MAKE THE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We are currently subject to the SEC’s “penny stock” rules because our shares of common stock sell below $5.00 per share.  Penny stocks generally are equity securities with a price of less than $5.00.  The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock.  As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

SALES OF OUR CURRENTLY ISSUED AND OUTSTANDING STOCK MAY BECOME FREELY TRADABLE PURSUANT TO RULE 144 AND MAY DILUTE THE MARKET FOR YOUR SHARES AND HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE SHARES OF OUR COMMON STOCK

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies and former shell companies) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Bulletin Board).  Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the Company and who has satisfied a one-year holding period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

YOU WILL EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 80,000,000 shares of capital stock consisting of 75,000,000 shares of common stock, par value $0.025 and 5,000,000 shares of blank check preferred stock, par value $0.001.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.  The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock.  There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

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

WE DO NOT EXPECT TO PAY DIVIDENDS AND INVESTORS SHOULD NOT BUY OUR COMMON STOCK EXPECTING TO RECEIVE DIVIDENDS.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future.  Consequently, investors will only realize an economic gain on their investment in our common stock if the price appreciates.  Investors should not purchase our common stock expecting to receive cash dividends. Because we do not pay dividends, and there may be limited trading, investors may not have any manner to liquidate or receive any payment on their investment.  Therefore, our failure to pay dividends may cause investors to not see any return on investment even if we are successful in our business operations.  In addition, because we do not pay dividends we may have trouble raising additional funds, which could affect our ability to expand our business operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal office is located at 12540 Broadwell Road, Suite 1203, Milton, Georgia and is an approximately 3,500 sq. ft. office space rented at a rate of $1,000 per month. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

ITEM 3. LEGAL PROCEEDINGS

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

In addition, there are no material proceedings to which any affiliate of our Company, or any owner of record or beneficially of more than five percent of any class of voting securities of our Company, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning March 22, 2006, the Company's Common Stock was quoted on the OTC Markets under the symbol "BCKE". On April 15, 2015, the Company received approval from FINRA to change its stock symbol to MRDN. The following table sets forth the range of quarterly high and low bid prices, as reported during the last two fiscal years.

Period	High	Low

Fiscal Year 2014:
First Quarter	$0.60	0.60
Second Quarter	0.60	0.60
Third Quarter	0.60	0.60
Fourth Quarter	1.38	1.38

Fiscal Year 2013:
First Quarter	$0.20	$0.20
Second Quarter	0.2	0.2
Third Quarter	0.51	0.2
Fourth Quarter	1.1	0.51

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  On April 13, 2015, the closing bid price for our common stock was $1.20 per share.

HOLDERS

As of April 15, 2015, we had 39 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Computershare Trust Co.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2014, we have not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights compensation plans (excluding securities reflected in column (a)) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	2,000,000

E Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	2,000,000

ITEM 6. SELECTED FINANCIAL DATA

Meridian Waste Solutions, Inc., a smaller reporting company, is not required to provide information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We intend for this discussion to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2014 and the consolidated financial statements of the Predecessor, Meridian Waste Services, LLC for the year ended December 31, 2013.

Executive Overview

General Overview of Our Business

The platform operation of the Company is our subsidiary Here To Serve Missouri Waste Division, LLC (“HTS Waste”).  HTS Waste is in the business of collection of non-hazardous solid waste.  Our revenue is generated primarily by collection services provided to residential customers.  The following table reflects the  total revenue of Meridian Waste Services, LLC (“Predecessor”) for the years ending December 31, 2012 and 2013 and the combined revenues for HTS Waste and the Predecessor for the year ended December 31, 2014 (dollars in thousands):

	2014		2013		2012
		%		%		%
	$	increase	$	increase	$	increase
Revenue	12,202	8%	11,350	11%	10,250	12%

As our revenues continue to grow in this existing market, we plan to increase the rate of this growth by expanding the collection business into the commercial arena as well as increasing our presence in the “roll-off” business.  Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 40 cubic yards) that are loaded on to and off of the collection vehicle.

Management expects continued growth through additional mergers and acquisitions.  The following discussion and analysis should be read in conjunction with the financial statements, the related notes thereto and the pro forma financials included in this annual report on Form 10-K.

Results of Operations

Revenue

The Company’s revenues for the period from May 16, 2014 through December 31, 2014 were $7,953,471.  This would convert into annualized revenue of $12,725,000, a 12% increase over the 2013 revenue of the Predecessor, Meridian Waste Services, LLC (“MWS”).  This projected increase is due to the continued growth of HTS Waste and the expansion into other service product lines.

Gross Profit

Gross profit percentage for the seven and one-half months ending December 31, 2014 is 25%.  This is relatively consistent with the gross profit percentage of the Predecessor, MWS.  The small amount of decrease is due to an increase in depreciation expense included in cost of sales and an increase in disposal cost.  The increase in depreciation expense is due to the application of “push-down” accounting adjusting the value of depreciable property to fair value on May 15, 2014 and the addition of new equipment.

Operating Expenses

Selling, general and administrative expenses were $4,179,808 for the seven and one-half months ending December 31, 2014.  This significant increase over the level of selling, general and administrative expenses of the Predecessor is again related to the use of “push-down” accounting related to the business combination with the Predecessor, MWS along with certain one-time expenses related to corporate structure changes and the acquisition.

Segment Information

Not applicable.

Liquidity and Capital Resources

As of December 31, 2014, the Company had negative working capital of $5,745,821.  This lack of liquidity is mitigated by the Company’s ability to generate cash from operating activities.  Cash generated from operating activities was $2,208,392 for the seven and one-half months ending December 31, 2014.

The net cash provided by operating activities was generally used to fund investing activities which included the purchase of $1,407,251 additional equipment.  Also, $791,667 was used to reduce long term debt.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

Our primary uses of cash have been for working capital purposes to support our operations and our efforts to become a reporting company with the SEC. All funds received have been expended in the furtherance of growing our business operations, establishing our brand and making sure our work is completed with efficiency and of the highest quality. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

o	An increase in working capital requirements to finance additional marketing efforts,

o	Increases in advertising, public relations and sales promotions for existing customers and to attract new customers as the company expands, and

o	The cost of being a public company.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our net revenues have been sufficient to fund our operating expenses. At December 31, 2014, we had a cash balance of $438,907.  Since inception, we have not raised any capital from the sale of common stock to fund our operating expenses. The Company continues to use its Credit Facility with Comerica Bank for working capital expenditures. We currently have no material commitments for capital expenditures and believe that our cash requirements over the next 12 months will be approximately $1,000,000. In order to fund future growth and expansion through acquisitions and capital expenditures, the company may be required to raise capital through the sale of its securities.

In order to fund future and expansion through acquisitions and capital expenditures, the Company may be required to raise capital through the sale of its securities on the public market.

Credit Agreement with Comerica Bank

On April 30, 2014, the Here to Serve – Missouri Waste Division LLC, a subsidiary of the Company, entered into a 24 month senior secured revolving credit facility (the “Credit Facility”) with Comerica Bank, as lender (the “Credit Agreement”). Borrowings under the Credit Facility will be used for working capital purposes.

The Credit Agreement provides for an initial commitment of $1,250,000, Borrowings under the Credit Facility will bear interest in an amount not to exceed 25% per annum or the highest applicable usury ceiling, whichever is less. The Credit Facility is secured by a lien on all assets of Missouri Waste Division LLC.

In addition to representations and warranties, affirmative, restrictive and financial covenants, and events of default (applicable to the Company and its subsidiaries) which are customary for credit facilities of this type, the Credit Agreement provides that the Company must not permit its financial condition to materially differ in any material negative way (as compared to its current financial condition) and must meet specified revenue targets as set forth in the Credit Facility. The Credit Facility is cross-defaulted with the Company’s other outstanding indebtedness and provides that a Material Adverse Effect (as defined in the Credit Agreement), a Change of Control (as defined in the Credit Agreement), a judgment for an amount in excess of $50,000 or an adverse change in the Company’s financial condition, as determined by the lender acting in good faith, are all events of default.

As consideration for the entry into the Credit Agreement, the Company agreed to pay certain fees to the lender, including a non-refundable commitment fee equal to $115,000. For more detailed information with respect to the Credit Agreement, please see exhibit 10.3 to this Current Report on Form 8-K/A.

Inflation and Seasonality

Based on our industry and our historic trends, we expect our operations to vary seasonally.  Typically, revenue will be highest in the second and third calendar quarters and lowest in the first and fourth calendar quarters.  These seasonal variations result in fluctuations in waste volumes due to weather conditions and general economic activity.  We also expect that our operating expenses may be higher during the winter months due to periodic adverse weather conditions that can slow the collection of waste, resulting in higher labor and operational costs.

Critical Accounting Policies

Revenue Recognition

The Company follows the guidance of ASC 605 (formerly the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104) for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured.

We generally provide services under contracts with municipalities or individual customers. Municipal and commercial contracts are generally long-term and often have renewal options. Advance billings are recorded as deferred revenue, and revenue is recognized over the period services are provided. We recognize revenue when all four of the following criteria are met:

●	Persuasive evidence of an arrangement exists such as a service agreement with a municipality, a hauling customer or a disposal customer;

●	Services have been performed such as the collection and hauling of waste;

●	The price of the services provided to the customer is fixed or determinable; and

●	Collectability is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of stock based compensation; the carrying value, recoverability and impairment, if any, of long-lived assets. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.
Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets, varying from 3 to 5 years or, when applicable, the life of the lease, whichever is shorter.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“U.S. GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this Update are effectively for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the fiscal year ended December 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meridian Waste Solutions, Inc., a smaller reporting company, is not required to provide information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements begin on page F-1 which appear at the end of this Annual Report.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(c) Changes in Internal Controls Over Financial Reporting

During the most recently completed year, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning the Board of Directors and Executive Officers

The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name	Age	Position

Jeffrey Cosman (1)	43	Director

Anthony J. Merante (2)	54	Director

(1)	Jeffrey Cosman was appointed to the Board on October 31, 2014.
(2)
Anthony Merante, former Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary resigned from all officer positions effective as of October 31, 2014. Effective October 31, 2014, Jeffrey S. Cosman was appointed Chief Executive Officer of the Company.

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Jeffrey S. Cosman, 43, Chief Executive Officer, Director

Jeffrey S. Cosman combines over 10 years’ experience in the solid waste industry, which includes local operations, local and regional accounting and corporate finance.  In addition, Mr. Cosman has experience in mobile-based app development, medical device sales leadership and capital raising. From 1993 through 1996, Mr. Cosman had a career in professional baseball with the New York Mets’ minor league organization.  After retiring from baseball, Mr. Cosman worked at Republic Services from February 1996 until February 1999.  In his role in Corporate Finance, Mr. Cosman assisted due diligence of acquisitions, provided accounting guidance in over 168 transactions totaling $1.6 Billion in annualized revenue, supported Corporate Controllers in monthly reporting and assisted in the preparation of a registration statement for Republic Services. In the early 2000’s, Mr. Cosman became involved in start-up technology in the medical device industry, but subsequently left to focus on a career in the solid waste industry, founding, in 2010, Legacy Waste Solutions, LLC, a compressed natural gas consulting business.  In 2012, Mr. Cosman purchased Rosewood Communication Supply, a warehouse centric telecom parts and supplies distributor as a partner. Mr. Cosman holds a B.B.A. in Managerial Finance and Banking and Finance, and a Bachelors of Accountancy from the University of Mississippi.  The Board believes that Mr. Cosman’s “ground up” experience in the solid waste industry, together with his background in related fields, as well as finance, will support the Company’s growth plans as it moves forward in implementing its transition into the waste industry.

Mr. Cosman holds a minority equity interest in Legacy Waste Solutions LLC. The Company does not have an arrangement with Legacy Waste Solutions, LLC or Mr. Cosman for past, current or future services to be performed between Legacy Waste Solutions and Here To Serve. Mr. Cosman may in the future consult from time to time with Legacy Waste Solutions on matters that do not conflict with the operation of the Company. Mr. Cosman spends approximately two hours a month on Legacy Waste Solutions.

Additionally, Mr. Cosman has a minority equity interest in Rosewood Communication Supply. The Company does not have an arrangement with Rosewood Communication Supply or Mr. Cosman for past, current or future services to be performed between Rosewood Communication Supply and Here To Serve. Mr. Cosman spends approximately one hour per week on Rosewood Communication Supply.

Anthony J. Merante, 54, Former Director, Chief Executive Officer, Chief Financial Officer

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

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.  We plan to adopt a code of ethics in the second quarter of 2015.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2014 and 2013 by each of the executive officers (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Other Compensation	Total

Anthony J. Merante(1)	2014	$0	$0	$0	$0
Former President, Chief Executive	2013	$0	$0	$0	$0
Officer and Chief Financial
Officer

Jeffrey Cosman (1) (2)	2014	$574,017	$0	$0	$574,017
Chief Executive Officer, Director	2013	$0	$0	$0	$0

(1)
Anthony Merante, former Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary resigned from all positions effective as of October 31, 2014. Effective October 31, 2014, Jeffrey S. Cosman was appointed Chief Executive Officer of the company.

(2)	Jeffrey Cosman’s salary was accrued for 2014.

Option Grants

We did not grant any options to any of our named executive officers during the years ended December 31, 2014 and 2013.

Compensation of Directors

At this time, our directors do not receive a fee for physical attendance at each meeting of the Board of Directors or a committee thereof.

Employment Contracts, Termination of Employment and Change in Control Arrangements

We do not have any employment contracts or change in control arrangements with our named executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2015, certain information with respect to the beneficial ownership of our Common Stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

This table is prepared based on information supplied to us by the listed security holders, any Schedules 13D or 13G and Forms 3 and 4, and other public documents filed with the SEC.

Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

Shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table below.

Shareholder	Common Stock Owned Beneficially		Percent of Class (1)		Series A Preferred Stock Owned Beneficially (2)	Percent of Class (2)
Jeffrey Cosman, Chairman, Chief Executive Officer, Director 12540 Broadwell Road, Suite 1203 Milton, GA 30004	6,661,652	(3)	58.65	%(3)	51	100%
All directors and officers as a group (1 person)	6,661,652	(3)	58.65	%(3)	51	100%
5% or greater shareholders
Edward H. Kniep IV Trust 651 Sunbridge Drive Chesterfield, MO 63017	672,775		5.9%		0	0%
Patricia S. Reich Trust 4721 Butler Crossing Court Saint Louis MO 63128	672,775		5.9%		0	0%
Charles E. Barcom 1920 Briarfield Drive Lake St. Louis, MO 63367	672,775		5.9%		0	0%
James P. Canouse 255 Eversedge Court Alpharetta, GA 30009	765,000		6.7%		0	0%
_______________
(1)
Based on a total of 11,357,811 shares of Common Stock outstanding as of April 15, 2015, plus any shares of Common Stock deemed to be beneficially owned pursuant to warrants that are exercisable within 60 days from the above date.

(2)
Based on a total of 51 shares of Series A Preferred outstanding as of April 15, 2015, plus any shares of Common Stock deemed to be beneficially owned pursuant to warrants that are exercisable within 60 days from the above date.

(3)
Includes 3,322,809 shares of the common stock of the Company issued to Here to Serve Holding Corp. Mr. Cosman is the Chief Executive Officer and Director of Here to Serve Holding Corp. and, accordingly, has sole voting power and sole dispositive power over such 3,322,809 shares.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The 2004 Stock Incentive Plan authorizes the issuance of up to 2,000,000 shares of common stock, none of which are presently issued and outstanding.  The 2004 Stock incentive Plan was approved by our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our officers, directors, proposed director nominees, beneficial owners of more than 10% of our shares of common stock, or any relative or spouse of any of the foregoing persons, or any relative of such spouse who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company, has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party. In the event a related party transaction is proposed, such transaction will be presented to our board of directors for consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties. The Company does not believe that the provisions of Item 404(c) of Regulation S-K apply to our chief executive officer, Mr. Cosman, as a control person of the Company because the Company is not a shell company and Mr. Cosman is not part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of the Company.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by our present and former Accountants during 2014 and 2013.

	Fiscal 2013	Fiscal 2014
Audit Fees	$10,750	$53,250
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$10,750	$53,250

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to fiscal years 2014 and 2013 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1
Purchase Agreement dated October 17, 2014 (incorporated herein by reference to Exhibit 10.1 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on October 22, 2014)

3.1
Restated Certificate of Incorporation of Brooklyn Cheesecake & Deserts Company, Inc. (incorporated herein by reference to Exhibit 3.1 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

3.12
Certificate of Incorporation of Brooklyn Cheesecake & Dessert Acquisition Corp. (incorporated herein by reference to Exhibit 3.12 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

3.123	Certificate of Amendment of the Certificate of Incorporation of Brooklyn Cheesecake and Desserts Company, Inc.*

3.2
Amended and Restated By-laws of Brooklyn Cheesecake & Deserts Company, Inc. (incorporated herein by reference to Exhibit 3.2 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

3.21
By-Laws of Brooklyn Cheesecake & Dessert Acquisition Corp. (incorporated herein by reference to Exhibit 3.21 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

10.1
Employment Agreement by and between Here to Serve Holding Corp. and Jeffrey S. Cosman dated January 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2014)

10.2	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Definitive 14A filed with the SEC on July 15, 2004)

10.3	Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on February 17, 2015)

10.4
Solid Waste Municipal Contract by and between the City of Wildwood, Missouri, and Meridian Waste Services LLC (incorporated herein by reference to Exhibit 10.4 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on February 17, 2015)

10.5
Solid Waste Municipal Contract by and between the City of Florissant, Missouri, and Meridian Waste Services LLC (incorporated herein by reference to Exhibit 10.5 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on February 17, 2015)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN WASTE SOLUTIONS, INC.

April 15, 2015	By:	/s/ Jeffrey S. Cosman
Jeffrey S. Cosman
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TABLE OF CONTENTS

Reports of Independent Registered Public Accountant
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Changes in Shareholders' Equity (Deficit)	F-3
Consolidated Statements of Cash Flows	F-4
Notes to the Consolidated Financial Statements	F-5-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Meridian Waste Solutions, Inc.

We have audited the accompanying balance sheet of Meridian Waste Services, LLC (the “Predecessor Company”) as of December 31, 2013 and the related statements of operations, changes in members’ equity, and cash flows for the period from January 1, 2014 to May 15, 2014 and for the year ended December 31, 2013. These financial statements are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Predecessor Company as of December 31, 2013 and the results of their operations and their cash flows for the period from January 1, 2014 to May 15, 2014 and for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
April 13, 2015

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Meridian Waste Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Waste Solutions, Inc. and Subsidiaries (formerly Brooklyn Cheesecake and Desserts Company, Inc.) (the “Successor Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the period from May 16, 2014 to December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Successor’s Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Successor Company as of December 31, 2014, and the results of its operations and cash flows for the period from May 16, 2014 to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in connection with the acquisition of Meridian Waste Services, LLC by Here to Serve Holding Corp. a new basis of accounting was established as of May 15, 2014.

s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
April 13, 2015

Meridian Waste Solutions, Inc.
Balance Sheet

	Successor	Predecessor

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$438,907	$1,461,372
Accounts receivable, trade, net	588,479	440,570
Employee advance	37	2,000
Prepaid expenses	221,999	75,000
Other current assets	41,815	189,521
Total Current Assets	1,291,237	2,168,463

Property and Equipment, net of accumulated
depreciation of $956,315 and $7,780,233 respectively	7,654,765	4,810,603

Other Assets
Loan to member		50,000
Capitalized software	434,532	-
Customer list, net of accumulated
amortization of $1,867,660	12,139,792	-
Deposits	8,303	8,303
Loan fees, net of accumulated
amortization of $11,247	39,365	-
Non-compete, net of accumulated
amortization of $20,000	130,000	-
Website, net of accumlated amortization of $232	13,688
Total Other Assets	12,765,680	58,303

TOTAL ASSETS	$21,711,682	$7,037,369

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$449,840	$239,739
Accrued expenses	67,365	94,620
Notes payable	526,585	-
Deferred compensation	729,000	-
Deferred revenue	1,929,882	1,910,465
Convertible notes due related parties, includes put premiums	302,083	-
Operating line of credit and capital expenditure line of credit	1,675,160	50,000
Current portion - long term debt	1,357,143	1,211,299
Total Current Liabilities	7,037,058	3,506,123

Derivative liability - interest rate swap	40,958
Long-term notes payable
Less: current portion - long term debt	8,826,190	1,991,508

Total Liabilities	15,904,206	5,497,631

Shareholders' Equity (Deficit)
Members' equity	-	1,539,738
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, issued and outstanding	71	-
Common stock, par value $.025, 75,000,000 shares authorized, 9,963,418 shares issued and outstanding	249,085	-
Treasury stock, at cost (230,000 shares)	(224,250)
Additional paid in capital	14,370,296	-
Accumulated deficit	(8,587,726)	-
Total Shareholders' Equity	5,807,476	1,539,738

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$21,711,682	$7,037,369

See accompanying footnotes to financial statements

Meridian Waste Solutions, Inc.
Statement of Operations

	Successor	Predecessor

	Period from	Period from
	Acquisition	January 1,
	May 16, 2014 to	2014	Year Ended
	December 31,	to May 15,	December 31,
	2014	2014	2013
Income
Revenue
Software sales	$1,864	$-	$-
Services	7,951,607	4,248,605	11,349,872
Total Revenue	7,953,471	4,248,605	11,349,872

Cost of Sales/Services
Cost of Sales/Services	5,019,286	2,603,280	6,968,847
Depreciation	932,526	504,515	1,411,440
Total Cost of Sales/Services	5,951,812	3,107,795	8,380,287

Gross Profit	2,001,659	1,140,810	2,969,585

Expenses
Bad debt expense	98,381	-	42,508
Compensation and related expense	751,398	213,391	703,688
Depreciation and amortization	1,932,459	5,748	13,537
Selling, general and administrative	1,397,570	469,593	826,888
Total Expenses	4,179,808	688,732	1,586,621

Other Income (Expenses):
Miscellaneous income (loss)	1,331	2,996	6,995
Interest income	-	-	-
Gain (loss) on disposal of assets	(20,830)	-	(6,250)
Unrealized (loss) on interest rate swap	(40,958)	-
Loss on bad loans		-	(403)
Recapitalization expense	(70,000)
Interest expense	(348,136)	(184,011)	(146,659)
Total Other Expenses	(478,593)	(181,015)	(146,317)

Net Income (Loss) before income taxes	(2,656,742)	271,063	1,236,647

Income tax expense	-	-	-

Net Income (Loss)	$(2,656,742)	$271,063	$1,236,647

Basic Net Loss Per Share	(0.27)

Weighted Average Number of Shares Outstanding
(Basic and Diluted)	9,963,418

See accompanying footnotes to financial statements

Meridian Waste Solutions, Inc.
Statement of Changes in Shareholders' Equity (Deficit)
For The Year Ended December 31, 2014

	Common Shares	Common Stock, Par	Preferred Series A Shares	Preferred Series A Stock, Par	Preferred Series B Shares	Preferred Series B Stock, Par	Treasury Stock	Additonal Paid in Capital	Members' Equity	Accumulated Deficit	Total
Predecessor
Balance at December 31, 2012	-	$-	-	$-	-	$-	-	$-	$1,278,091	$-	$1,278,091

Net income (loss)	-	-	-	-	-	-	-	-	1,236,647	-	1,236,647
Members' distributions	-	-	-	-	-	-	-	-	(975,000)	-	(975,000)

Balance at December 31, 2013	-	-	-	-	-	-	-	-	1,539,738	-	1,539,738

Net income, January 1, 2014 - May 15, 2014	-	-	-	-	-	-	-	-	271,063	-	271,063
Members' distributions, January 1, 2014 - May 15, 2014	-	-	-	-	-	-	-	-	(585,000)	-	(585,000)

Balance at May 15, 2014	-	$-	-	$-	-	$-	-	$-	$1,225,801	$-	$1,225,801

Successor
Balance at May 16, 2014	9,054,134	$226,353	51	$-	71,210	$71	$-	$12,992,347		$(5,930,984)	$7,287,786

Recapitalization of the Company	1,139,284	28,482	-	-	-	-	-	(28,482)		-	-

Treasury stock purchased as part of recapitalization	(230,000)	(5,750)	-	-	-	-	(224,250)	-		-	(230,000)

Capital contributed by related party through foregiveness of debt in connection with recapitalization	-	-	-	-	-	-	-	1,406,431		-	1,406,431

Net loss										(2,656,742)	(2,656,741)
Balance December 31, 2014	9,963,418	$249,085	51	$-	71,210	$71	$(224,250)	$14,370,296		$(8,587,726)	$5,807,476

See accompanying footnotes to financial statements

Meridian Waste Solutions, Inc.
Statement of Cash Flows

	Successor	Predecessor

	Period from	Period from
	Acquisition	January 1,
	May 16, 2014 to	2014	Year Ended
	December 31,	to May 15,	December 31,
	2014	2014	2013
OPERATING ACTIVITIES
Net income (loss) from operations	$(2,656,742)	$271,063	$1,236,647
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	2,864,985	510,263	1,424,979
(Gain) Loss on sale of asset	20,830	-	6,250
Changes in working capital items:
Accounts receivable	43,843	(153,443)	(96,609)
Employee advance/other receivables	(38)	200	(126,798)
Prepaid expenses	(140,270)	65,976	(72,240)
Due to Here to Serve Holding Corp.	376,585	-	-
Accounts payable & accrued expenses	431,328	133,219	103,102
Increase in deferred compensation	243,000	-	-
Deferred revenue	51,778	(32,360)	165,887
Derivative liability	40,958	-	-
Other current liabilities	932,135	-	25,000
Cash flow from operating activities	2,208,392	794,918	2,666,218

INVESTING ACTIVITIES
Proceeds from sale of fixed assets	-	-	12,415
Purchased capitalized software	(60,512)	-	-
Purchased equipment	(1,407,251)	(170,886)	(2,058,359)
Purchased software	(13,920)	-	-
Cash flow from investing activities	(1,481,682)	(170,886)	(2,045,944)

FINANCING ACTIVITIES
Proceeds from notes due related parties	123,333	-	-
Member distributions		(585,000)	(975,000)
Loan from member	-	-	25,000
Payments for purchase of treasury stock	(230,000)	-	-
Principle payments on notes payable	(791,667)	(449,499)	(1,208,210)
Proceeds from CAPEX line of credti	590,000	-	1,352,752
Cash flow from financing activities	(308,334)	(1,034,499)	(805,458)

Net change in cash	418,376	(410,467)	(185,184)
Beginning cash	20,531	1,461,372	1,646,556
Ending Cash	$438,907	$1,050,905	$1,461,372

Supplemental disclosure of cash flow information:
Cash paid for interest	$348,136	$52,559	$146,659

Supplemental Non-Cash Investing and Financing Information:
Debt foregiveness by related party in connection with recapitalization	$1,406,431	$-	$-

See accompanying footnotes to financial statements

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Meridian Waste Solutions, Inc. (formerly Brooklyn Cheesecake and Desserts Company, Inc.) (the “Company”) is currently operating under three separate Limited Liability Companies; Here To Serve Missouri Waste Division, LLC (“HTSMWD”), a Missouri Limited Liability Company, Here To Serve Technology Division, LLC (“HTST), a Georgia Limited Liability Company and Here To Serve Georgia Waste Division, LLC (“HTSGWD”), a Georgia Limited Liability Company.

In 2014, HTSMWD purchased the assets of a large solid waste disposal company in the St. Louis, MO market. See Explanation of Change in Accounting Basis below.  This acquisition is considered the platform company for future acquisitions in the solid waste disposal industry.  HTSGWD was created to facilitate expansion in this industry throughout the Southeast.  The Company is primarily in the business of residential and commercial waste hauling and has contracts with various cities and municipalities.  The majority of the Company’s customers are located in the St. Louis metropolitan area.

Through acquisitions and restructuring, HTST has repositioned the Company’s presence in the software development industry.  By acquiring products developed for the mobile app market and by shifting the focus of future development, HTST is anticipating significant expansion into this growing business segment.

Organization

Recapitalization

On October 17, 2014 Here to Serve Missouri Waste Division, LLC, (HTSMWD) a Missouri Limited Liability Company, which is the historical business, entered into a Share Exchange Agreement with the Company and the sole member of HTSMWD whereby the Company agreed to acquire the membership interest of HTSMWD, HTST and HTSGWD in exchange for 9,054,134 shares of the Company’s common stock.  This transaction was closed on October 17, 2014 and HTSMWD became wholly-owned by the Company.  The Company is deemed to have issued 1,139,284 shares of common stock which represents the outstanding common shares of the Company just prior to the closing of the transaction.

At closing, the Company issued 9,054,134 shares of its common stock to the sole member of HTSMWD and the shareholders of the sole member who obtained approximately 90% control and management control of the Company.  The transaction was accounted for as a reverse acquisition and recapitalization of HTSMWD, HTST and HTSGWD whereby HTSMWD is considered the acquirer for accounting purposes.  The consolidated financial statements after the acquisition include the balance

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND ORGANIZATION (CONTINUED)

sheets of both companies and HTST and HTSGWD at historical cost, the historical results of HTSMWD, HTST and HTSGWD.  All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization (see Explanation of Membership Interest Purchase Agreement below).

Explanation of Membership Interest Purchase Agreement

On October 17, 2014, (the “Execution Date”), Meridian Waste Solutions, Inc. entered into that certain Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among Here to Serve Holding Corp., a Delaware corporation, as seller (“Here to Serve”), the Company, as parent, Brooklyn Cheesecake & Dessert Acquisition Corp., a wholly-owned subsidiary of the Company, as buyer (the “Acquisition Corp.”), the Chief Executive Officer of the Company (the “Company Executive”), the majority shareholder of the Company (the “Company Majority Shareholder”) and certain shareholders of Seller (the “Seller Shareholders”), pursuant to which the Acquisition Corp shall acquire from Here to Serve all of Here to Serve’s right, title and interest in and to (i) 100% of the membership interests of Here to Serve – Missouri Waste Division, LLC d/b/a Meridian Waste, a Missouri limited liability company (“HTS Waste”); (ii) 100% of the membership interests of Here to Serve Technology, LLC, a Georgia limited liability company (“HTS Tech”); and (iii) 100% of the membership interests of Here to Serve – Georgia Waste Division, LLC, a Georgia limited liability company (“HTS Waste Georgia”, and together with HTS Waste and HTS Tech, collectively, the “Membership Interests”).  As consideration for the Membership Interests, (i) the Company shall issue to Here to Serve 9,054,134 shares of the Company’s common stock, (the “Common Stock”); (ii) the Company shall issue to the holder of Class A Preferred Stock of Here to Serve (“Here to Serve’s Class A Preferred Stock”) 51 shares of the Company’s to-be-designated Class A Preferred Stock (the “Class A Preferred Stock”), which Class A Preferred Stock shall have the rights and preferences as described in the Purchase Agreement.  See Note 6 below; (iii) the Company shall issue to the holder of Class B Preferred Stock of Here to Serve (Here to Serve’s Class B Preferred Stock”) an aggregate of 71,120 shares of the Company’s to-be-designated Class B Preferred Stock (the “Class B Preferred Stock”), (the Common Stock, the Class A Preferred Stock and the Class B Preferred Stock are referred to as the “Purchase Price Shares;”), and (iv) the Company shall assume certain assumed liabilities (the “Initial Consideration”).

As further consideration, at the closing of the transaction contemplated under the Purchase Agreement, (i) in satisfaction of all accounts payable and shareholder loans, Here to Serve will pay to Company Majority Shareholder $70,000 and (ii) the Company purchased from the then Company Majority Shareholder 230,000 shares of the Company’s common stock for a purchase price of $230,000.  Pursuant to the Purchase Agreement, to the extent Purchase Price Shares are issued to individual shareholders of Here to Serve at or upon closing of the Purchase Agreement: (i) shares of common stock of Here to Serve held by the individuals will be

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND ORGANIZATION (CONTINUED)

cancelled (ii) 1,000,000 shares of Here to Serve’s Class A Preferred Stock will be cancelled; and (iii) 71,120 shares of Here to Serve’s Class B Preferred Stock will be cancelled (the “Additional Consideration”).

On October 17, 2014, the directors and majority shareholders of the Company approved the Purchase Agreement and the transactions contemplated under the Purchase Agreement. The directors of Here to Serve and the Here to Serve Shareholders approved the Purchase Agreement and the transactions contemplated thereunder.  This closing of the Purchase
Agreement results in a change of control of the Company and the Company changed its business plan to that of HTSMWD.

Explanation of Change in Accounting Basis

The merger of Here to Serve Holding Corp. (Here to Serve), a Delaware Corporation, and Meridian Waste Services, LLC became effective May 15, 2014.  The merger was accounted for by Here to Serve using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value.  By the application of “push-down” accounting, our assets, liabilities and equity were accordingly adjusted to fair value on May 15, 2014.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.

At the time of merger Here to Serve was a company with nominal operations whereas Meridian Waste Services, LLC consisted of the active and carry-forward business.  Accordingly Meridian Waste Services, LLC is deemed to be the predecessor entity and as such is presented as the comparable financial statements.  As such our financial statements are presented in two distinct periods to indicate the application of two different basis of accounting.  Periods prior to May 15, 2014 are identified herein as “Predecessor,” while periods subsequent to the Here to Serve merger are identified as “Successor.”  As a result of the change in basis of accounting from historical cost to reflect the Here to Serve’s purchase cost, the financial statements for Predecessor periods are not comparable to those of Successor periods.

Also, see Note 4 – Acquisition below.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2014 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC and Here To Serve Technology, LLC.  The third subsidiary of the Company, Here To Serve Georgia Waste Division, LLC had no operations during the period.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, other liabilities, accrued interest, notes payable, and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset.  The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  During the year ending December 31, 2014, the Company experienced no losses due to impairment.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2014, tax years ended December 31, 2013, 2012, 2011 are still potentially subject to audit by the taxing authorities.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

At December 31, 2014 the Company had $659,646 of gross trade receivables.  Here to Serve – Missouri Waste Division, LLC, primarily owns these trade receivables.  At December 31, 2013, Meridian Waste Services, LLC, Predecessor had $483,078 of gross trade receivables.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of receivables related to residential  customers and commercial project invoices.  The estimated losses are based on managements’ evaluation of outstanding accounts receivable at the end of the accounting period.  At December 31, 2014, an allowance of $71,167 was recorded.  At December 31, 2013, Meridian Waste Services, LLC, Predecessor had an allowance of $42,509.

Intangible Assets

Intangible assets consist of assets acquired and costs incurred in connection with the development of the Company’s capitalized software. See note below.  The Company also has intangible assets related to the purchase of Meridian Waste Services, LLC.  See Note 4 below.  These intangibles are amortized over periods between 3 and 5 years.

Capitalized Software

The company acquired a software product that is under further development. This asset will be amortized over a three to five year period using the straight-line method of depreciation for book purposes beginning when the software is completed.

The company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgement by management with respect to certain external factors such as anticipated future revenue, estimated economic life and changes in software and hardware technologies.  Amortization of the capitalized software development costs begins when the product is available for general release to customers.  Capitalized costs are amortized over the remaining estimated economic life of the product.  For the year ended December 31, 2014, the Company has capitalized costs associated with the development of several mobile science technology products and mobile apps that has not been placed into service.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of that an arrangement exists, the revenue is fixed or determinable, the products are fully delivered or services have been provided and collection is reasonably assured. The majority of the Company’s revenues are generated from the fees charged for waste collection, transfer, disposal and recycling.  The fees charged for our services are generally defined in service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rate.

Deferred Revenue

The Company’s Missouri Waste Division bills one month in advance for the following three months. The balance in deferred revenue represents amounts billed in October, November and December for services that will be provided during January, February and March.

Cost of Services

Cost of services include all employment costs associated with waste collection, transfer and disposal, damage claims, landfill costs, personal property taxes associated with collection vehicles and other direct cost of the collection and disposal process.

Concentration of Credit Risks

The Company maintains its cash and cash equivalents in bank deposit accounts, which could, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties.  The Company places its cash with high credit quality financial institutions.  The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.

Financial instruments which also potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.

The Company’s subsidiary, HTSMWD has two municipal contracts that account for a large portion of the Company’s long-term contracted revenue.   One contract accounted for 27% and 32% and the other accounted for 19% and 21% of HTS Waste’s long-term contracted revenue for the years ended December 31, 2014 and 2013 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. A diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At December 31, 2014 the Company had a series of convertible notes outstanding that could be converted into approximately 291,047 common shares. These are not presented in the statement of operations since the company incurred a loss and the effect of these shares is anti- dilutive.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period).  The ASC also require measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.”  The expense is recognized over the service period of the award.  Until the measurement date is reached, the total amount of compensation expense remains uncertain.  The Company initially records compensation expense based on the fair value of the award at the reporting date.  The Company recorded stock based compensation expense of $338,860 and $0 during the years ended December 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, including purchased and developed software is recorded at cost. The Company has depreciated or amortized these assets using the straight-line method over the useful lives of the asset. The useful lives are estimated to be between 2 and 7 years.

Property and equipment consisted of the following:

	Successor	Predecessor
	Dec. 31, 2014	Dec. 31, 2013
Furniture & office equipment	$240,102	$134,780
Containers	2,847,205	3,568,631
Trucks	5,523,773	8,887,425
Total Property and Equipment	8,611,080	12,590,836
Less: Accumulated Depreciation	(956,315)	7,780,233
Net Property and Equipment	$7,654,765	$4,810,603

Depreciation Expense for December 31, 2014 and 2013 was $965,846 and $1,424,979, respectively.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – INTANGIBLE ASSETS AND ACQUISITION

On May 15, 2014, the Company, in order to establish a presence in the solid waste disposal industry, entered into an asset purchase agreement by and among the Company, HTSMWD, Meridian Waste Services, LLC (“MWS”) and the members of MWS, pursuant to which HTSMWD acquired certain assets and liabilities of MWS, in exchange for $11,115,000 cash, 13,191,667 shares of Class A Common Stock of HTSHC and 71,210 shares of Series B Cumulative Convertible Preferred Stock of HTSHC.

The merger was accounted for by Here to Serve using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value.  By the application of “push-down” accounting, our assets, liabilities and equity were accordingly adjusted to fair value on May 15, 2014.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.

The purchase of MWS included the acquisition of assets of $22,290,706 and liabilities of $2,075,956.  The aggregate purchase price consisted of the following:

Cash	$11,115,000
Estimated value of common stock issued to sellers	1,978,750
Estimated value of preferred stock issued to sellers	7,121,000
$20,214,750
The following table summarizes the estimated fair value of MWS assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$632,322
Prepaid expenses	123,544
Deposits	8,303
Containers	2,710,671
Furniture and equipment	414,450
Trucks	4,243,964
Customer lists	14,007,452
Non-compete agreement	150,000
Accounts payable and accrued expenses	(54,387)
Notes payable	(143,464)
Deferred revenue	(1,878,105)
$20,214,750

Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – INTANGIBLE ASSETS AND ACQUISITION (CONTINUED)

	December 31, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

C apitalized software	5.0 years	$434,532	$-	$434,532

Customer list	4.5 years	14,007,452	1,867,660	12,139,792

Loan fees	4.5 years	50,613	11,248	39,365

Non compete agreement	4.5 years	150,000	20,000	130,000

Website	2.9 years	13,920	232	13,688

		$14,656,517	$1,899,140	$12,757,377

Amortization expense amounted to $1,899,140 for the period ending December 31, 2014.  There was no amortization expense for the periods ending May 15, 2014 and December 31, 2013.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES

The Company issued two promissory notes to related parties during the year ended December 31, 2014. These notes totaled $125,000 and are generally convertible into common stock of the Company at discounts of 20 % to 25% of the lowest average trading prices for the stock during periods five to one day prior to the conversion date. These notes bears interest at 10% to 12%, are unsecured, and matures within one year of the date issued. The notes were issued to provide working capital for the Company.  These notes are considered a stock settled debt in accordance with ASC 480 since any future stock issued upon conversion will have a fixed monetary value.  Due to the conversion feature included in the notes, the Company has recorded a premium on the notes totaling $31,250 as of December 31, 2014.  This amount has been charged  to interest expense by the Company.

In previous periods the Company issued two other notes to other related parties. These notes totaled $110,000 and are generally convertible into common stock of the Company at discounts of 20% to 25% of the lowest average trading prices for the stock during periods five to one day prior to the conversion date.  These notes bear interest at 10% to 12%, are unsecured, and mature within one year of the date issued. The notes were issued to provide working capital for the Company.   These notes are considered a stock settled debt in accordance with ASC 480 since any future stock issued upon conversion will have a fixed monetary value.  Due to the conversion feature included in the notes, the Company has

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

recorded a premium on the notes totaling $35,833 as of December 31, 2014.  This amount has been charged to interest expense by the Company.

At December 31, 2014 the Company had $302,083 in convertible notes to related parties which includes $67,083 in put premiums.

At December 31, 2014 the Company had a short term, non-interest bearing note payable of $150,000 which was incurred in connection with the Membership Interest Purchase Agreement discussed above.  The Company also had a loan from Here to Serve Holding Corp. due to expenses paid by Here to Serve on behalf of the Company prior to the recapitalization. This loan totaled $376,585 bringing total notes payable to $526,585.

At December 31, 2014, Here To Serve – Missouri Waste Division, LLC, a subsidiary of the Company, had $10,183,333 in Debt, of which $1,357,143 is current and $8,826,190 is long term.  $1,475,000 were notes Payable to the Sellers of Meridian as subordinated debt and $8,708,333 in Long Term Debt payable to Comerica Bank, the Company’s Senior Lender.  At close, the notes payable to the sellers were five-year term subordinated debt loans paying interest at 8%.  The Company’s Senior Secured Loan has an interest rate LIBOR plus 4.25% with a  two-year term based on a seven-year amortization schedule.  In addition, the Company has a working capital line of credit of $1,250,000 at 4.75% of which the Company has drawn down $1,085,160 as of December 31, 2014.  Finally, there is CAPEX line of credit of $750,000, of which the Company has drawn down $590,000 as of December 31, 2014; again at 4.75% interest.

The Company sometimes borrow at variable rates and uses interest rate swaps as cash flow hedges of future interest payments, which have the economic effect of converting borrowings from floating rates to fixed rates.  The interest rate swaps allow the Company to raise long-term borrowings at floating rates and swap them into fixed rates that are lower than those available if it borrowed at fixed rates directly.  Under the interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed contract rates and floating rate interest amounts calculated by reference to the agreed notional principal amounts.

At December 31, 2014, the Company has $5,634,146 of non-amortizing variable rate debt outstanding with interest payments due on a monthly basis.  The note accrues interest at the 1-month LIBOR plus 4.25%.  In order to hedge interest rate risk, the Company entered into an interest rate swap for a notional amount of $5,634,146 at fixed rate of 4.75%.  Under the swap agreement, the Company pays the fixed rate on the $5,634,146 notional amount on a monthly basis, and receives the 1-month LIBOR plus 4.25% on a monthly basis.  Payments are settled on a net basis, and the Company has effectively converted its variable-rate debt into fixed-rate debt with an effective interest rate of 4.75%.  As of December 31, 2013, the net settlement amount of the interest rate swap was $40,958.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

At December 31, 2013, Meridian Waste Services, LLC (Predecessor) had $3,202,807 in Debt, of which $1,211,299 was current and $1,991,508 was long term.  This debt was comprised of various notes with maturity dates between one and three years and bearing interest between 4% and 6%.  All of this Predecessor debt was paid as a result of the acquisition described in Note 1 above.

NOTE 6 – STOCK HOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.025 and 71,261 shares of Preferred stock with a par value of $0.001.  As of December 31, 2014 there are 9,963,418 common shares outstanding and 71,261 of Preferred shares outstanding.  There are two classes of Preferred stock, Series A and Series B.

There are 51 shares of Series A Preferred stock issued and outstanding as of December 31, 2014.   Series A stock has no conversion rights, is senior to any other class or series of capital stock of the Company and special voting rights.  Each one (1) share of Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y)  0.49, Minus (z) the Numerator.

There are 71,210 shares of Series B Preferred Stock issued and outstanding as of December 31, 2014.  Holders of Series B Preferred stock shall be entitled to receive when, as and if declared by the Board of Directors cumulative dividends at the rate of twelve percent (12%) of the Original Issue Price.  In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series B Preferred stock shall be entitled to receive, immediately prior and in preference to any distribution to holders of the Company’s common stock, an amount per share equal to the sum of $100.00 and any accrued and unpaid dividends of the Series B Preferred Stock.  Each share of Series B Preferred Stock may be converted at the option of the holder into the Company’s Common stock.  The shares shall be converted using the “Conversion Formula”: divide the Original Issue Price by 75% of the average closing bid price of the Common Stock for the five (5) consecutive trading days ending on the trading day of the receipt by the Company of the notice of conversion.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has leased office space at 12540 Broadwell Rd., Suite 1203 Milton, GA 30004.

NOTE 8 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (ASC 740) “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 8 – INCOME TAXES (CONTINUED)

deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The Company had a net operating loss carry forward of approximately $4.9 million at December 31, 2014 and had no Federal or State income tax obligations.  The Company had no significant tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2014 other than net operating losses.

The Company’s loss carry forward of approximately $4.9 million may offset future taxable income through tax year 2034.  However, in accordance with IRC Section 382, the availability and utilization of the losses may be severely limited since the business combination that occurred on October 17, 2014 triggered the IRC Section 382 limitations.

Prior to October 17, 2014, the date of the reverse acquisition transaction discussed in Note 1 above, the operating entities were owned by unrelated third party partners/members, and as limited liability companies, the operating companies’ losses for the period January 1, 2014 to October 17,2014 flowed through to such partners/members.  Therefore, as there were no tax allocation arrangements with the previous partners/members, the Company has not recorded in these financials statements any current or deferred income tax expense, income tax liabilities or deferred tax assets/liabilities relating to such pre-acquisition activity (losses).

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate of 34% as follows for the periods ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Computed "expected" benefit	$(773,000)	$(3,490)
Effect of state income taxes, net of federal benefit	(136,000)	-
Effect of change in tax rates	(280,760)	-
Pre-acquisition losses	640,000	-
Increase in valution allowance	549,760	3,490
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different year for tax and financial reporting purposes.  The Components of the net deferred tax assets for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Net operating loss carry forward	$1,956,000	$1,406,240
Less: Valuation allowance	(1,956,000)	(1,406,240)
	$-	$-

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 8 – INCOME TAXES (CONTINUED)

The valuation allowance was increased by $549,760 during the year ended December 31, 2014.

NOTE 9 – FAIR VALUE MEASUREMENT

The Company has adopted new guidance under ASC Topic 820, effective January 1, 2009. New authoritative accounting guidance (ASC Topic 820-10-15) under ASC Topic 820, Fair Value Measurement and Disclosures, delayed the effective date of ASC Topic 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until 2009.

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Further new authoritative accounting guidance (ASU No. 2009-05) under ASC Topic 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

The standard describes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 – Quoted prices in active markets for identical assets and liabilities.
Level 2 – Input other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets of liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table sets forth the liabilities at December 31, 2014, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 9 – FAIR VALUE MEASUREMENT (CONTINUED)

			Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)

Interest rate swap	$40,958	$-	$-	$40,958

Stock settled debt	308,083	235,000	-	67,083
Total	$349,041	$235,000	$-	$108,041

NOTE 10 – LEASES

The Company’s subsidiary Here to Serve Missouri Waste Division, LLC leases its office and warehouse facilities.  The lease agreement commenced September 1, 2010 and expires August 30, 2017.  This lease was assigned to the Company when the subsidiary purchased Meridian Waste Services, LLC on May 16, 2014.  Future minimum lease payments at December 31, 2014 are as follows:

2015	$271,915
2016	277,915
2017	283,915
Thereafter	-
Total	$833,745

Rent expense amounted to $177,801 for the year ended December 31, 2014.

NOTE 11 – BONDING

In connection with its normal activities, the Company may be required to acquire a Performance bond on contracts with customers.  There were not any performance bonds required for the year ended December 31, 2014.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 through the date these financial statements were issued and has determined that the following would be included as subsequent events.

Spinoff of Here to Serve Technology, LLC
On January 7, 2015, in an effort to give investors a more concentrated presence in the waste industry the Company sold the capitalized software assets of Here to Serve Technology, LLC to Mobile Science Technologies, Inc., a Georgia corporation (MSTI), a related party due to being owned by some of the shareholders of the Company. No gain or loss was recognized on this transaction as the Company received equity equal to book value ($434,532)of the capitalized software in the exchange. This represents approximately 15% of the equity of MSTI. It is management’s expectations that the spinoff will benefit investors by strengthening the Company by becoming more streamlined in the waste industry and maintaining the financial growth potential of the investment in MSTI.

Issuance of Common Stock
During January, 2015, the Company issued 1,164,393 shares of common stock.  These shares were issued to employees, employees of subsidiaries and outside vendors for services.  The value of these shares was determined to be $1,630,150 using the securities closing price ($1.40) on January 2, 2015.