Form 10-Q
period 2015-03-31
Meridian Waste Solutions, Inc.
filed 2015-05-20
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-13984

MERIDIAN WASTE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

New York	133832215
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

12540 Broadwell Road, Suite 1203
Milton, GA 30004
(Address of principal executive offices)

678-871-7457
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 20, 2015, there were 15,827,811 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Meridian Waste Solutions, Inc.
Consolodated Balance Sheet

	March 31,
	2015	December 31,
	(UNAUDITED)	2014
ASSETS
Current Assets
Cash	$538,192	$438,907
Accounts receivable, trade, net	445,225	588,479
Employee advance	10,296	37
Prepaid expenses	159,099	221,999
Other current assets	184,445	41,815
Total Current Assets	1,337,257	1,291,237

Property and Equipment, net of accumulated
depreciation of $1,350,718 and $956,315 respectively	7,556,275	7,654,765

Other Assets
Investment	434,532	-
Capitalized software		434,532

Customer list, net of accumulated amortization of $2,568,033 and $1,867,660 respectively	11,439,419	12,139,792
Deposits	8,303	8,303

Loan fees, net of accumulated amortization of $15,465 and $11,247 respectively	35,148	39,365
Non-compete, net of accumulated amortization of $27,500 and $20,000 respectively	122,500	130,000
Website, net of accumlated amortization of $928 and $232 respectively	12,992	13,688
Total Other Assets	12,052,894	12,765,680

TOTAL ASSETS	$20,946,426	$21,711,682

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable	$462,193	$449,840
Accrued expenses	177,287	67,365
Notes payable	376,585	526,585
Deferred compensation	899,000	729,000
Deferred revenue	1,960,809	1,929,882
Convertible notes due related parties, includes put premiums	302,083	302,083
Short term bridge financing, net of original issue disount	660,429	-
Operating line of credit and capital expenditure line of credit	1,424,687	1,675,160
Current portion - long term debt	1,357,143	1,357,143
Total Current Liabilities	7,620,216	7,037,058

Derivative liability - interest rate swap	37,886	40,958
Long-term notes payable
Less: current portion - long term debt	8,486,904	8,826,190

Total Liabilities	16,145,006	15,904,206

Shareholders' Equity
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, issued and outstanding	71	71
Common stock, par value $.025, 75,000,000 shares authorized, 11,127,811 and 9,963,418 shares issued and outstanding, respectively	278,195	249,085
Treasury stock, at cost (230,000 shares)	(224,250)	(224,250)
Additional paid in capital	16,087,776	14,370,296
Accumulated deficit	(11,340,372)	(8,587,726)
Total Shareholders' Equity	4,801,420	5,807,476

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$20,946,426	$21,711,682

See accompanying notes to unaudited consolidated financial statements.

Meridian Waste Solutions, Inc.
Consolidated Statements of Operations

	Period from
	January 1,	January 1,
	2015	2014
	to March 31,	to March 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)

Revenue
Services	$3,035,819	$2,822,953
Total Revenue	3,035,819	2,822,953

Cost of Sales/Services
Cost of Sales/Services	1,833,058	1,732,452
Depreciation	381,576	380,747
Total Cost of Sales/Services	2,214,634	2,113,199

Gross Profit	821,185	709,754

Expenses
Bad debt expense	2,738	-
Compensation and related expense	2,145,907	185,032
Depreciation and amortization	725,612	7,695
Selling, general and administrative	513,666	248,626
Total Expenses	3,387,923	441,353

Other Income (Expenses):
Miscellaneous income (loss)	1,097	1,438
Unrealized gain on interest rate swap	3,071	-
Interest expense	(190,076)	(37,913)
Total Other Expenses	(185,908)	(36,475)

Net Income (Loss) before income taxes	(2,752,646)	231,926

Income tax expense	-	-

Net Income (Loss)	$(2,752,646)	$231,926

Basic Net Loss Per Share	(0.25)

Weighted Average Number of Shares Outstanding
(Basic and Diluted)	11,114,873

See accompanying notes to unaudited consolidated financial statements.

Meridian Waste Solutions, Inc.
Statements of Cash Flows

	Period from
	January 1,	January 1,
	2015	2014
	to March 31,	to March 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
OPERATING ACTIVITIES
Net income (loss) from operations	$(2,752,646)	231,926
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	1,107,189	388,445
Stock issued to vendors for services	260,325	-
Stock issued to employees as incentive compensation	1,486,265	-
Changes in working capital items:
Accounts receivable	143,253	76,290
Employee advance/other receivables	(10,258)	-
Prepaid expenses	(79,731)	19,802
Accounts payable & accrued expenses	122,276	107,568
Increase in deferred compensation	170,000	-
Deferred revenue	30,927	31,614
Derivative liability	(3,072)	-
Other current liabilities	(340,044)	-
Cash flow from operating activities	134,484	855,645

INVESTING ACTIVITIES
Purchased equipment	(295,913)	(104,015)
Cash flow from investing activities	(295,913)	(104,015)

FINANCING ACTIVITIES
Member distributions	-	(585,000)
Principle payments on notes payable	(489,28)	(321,279)
Proceeds from short term bridge financing	750,000	-
Cash flow from financing activities	260,714	(906,279)

Net change in cash	99,285	(154,649)
Beginning cash	438,907	1,461,372
Ending Cash	$538,192	$1,306,723

Supplemental disclosure of cash flow information:
Cash paid for interest	$272,840

Supplemental Non-Cash Investing and Financing Information:
Disposition of capitalized software in exchange for equal value of equity in acquiring entity	$434,532
Common stock issued to employees and officers	$1,486,265
Common stock issued for services	$260,325

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 1 – NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Meridian Waste Solutions, Inc. (formerly Brooklyn Cheesecake and Desserts Company, Inc.) (the “Company”) is currently operating under  two separate Limited Liability Companies; Here To Serve Missouri Waste Division, LLC (“HTSMWD”), a Missouri Limited Liability Company and Here To Serve Georgia Waste Division, LLC (“HTSGWD”), a Georgia Limited Liability Company.

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

Organization

Spinoff of Here to Serve Technology, LLC
On January 7, 2015, in an effort to give investors a more concentrated presence in the waste industry the Company sold the capitalized software assets of Here to Serve Technology, LLC (HTST) to Mobile Science Technologies, Inc., a Georgia corporation (MSTI), a related party due to being owned by some of the shareholders of the Company. No gain or loss was recognized on this transaction as the Company received equity equal to book value ($434,532) of the capitalized software in the exchange.  This represents approximately 15% of the equity of MSTI and is reflected in the accompanying balance sheet as “investment”.  This investment is accounted for using the cost basis method (see Investment in Note 2 below).

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

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 1 – NATURE OF OPERATIONS AND ORGANIZATION (CONTINUED)

At closing, the Company issued 9,054,134 shares of its common stock to the sole member of HTSMWD and the shareholders of the sole member who obtained approximately 90% control and management control of the Company.  The transaction was accounted for as a reverse acquisition and recapitalization of HTSMWD whereby HTSMWD is considered the acquirer for accounting purposes.  The consolidated financial statements after the acquisition include the balance sheets of both companies and HTST and HTSGWD at historical cost, the historical results of HTSMWD, HTST and HTSGWD.  All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization (see Explanation of Membership Interest Purchase Agreement below).

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

As further consideration, at the closing of the transaction contemplated under the Purchase Agreement, (i) in satisfaction of all accounts payable and shareholder loans, Here to Serve will pay to Company Majority Shareholder $70,000 and (ii) the Company purchased from the

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 1 – NATURE OF OPERATIONS AND ORGANIZATION (CONTINUED)

then Company Majority Shareholder 230,000 shares of the Company’s common stock for a purchase price of $230,000.  Pursuant to the Purchase Agreement, to the extent Purchase Price Shares are issued to individual shareholders of Here to Serve at or upon closing of the Purchase Agreement: (i) shares of common stock of Here to Serve held by the individuals will be cancelled (ii) 1,000,000 shares of Here to Serve’s Class A Preferred Stock will be cancelled; and (iii) 71,120 shares of Here to Serve’s Class B Preferred Stock will be cancelled (the “Additional Consideration”).

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

At the time of merger Here to Serve was a company with nominal operations whereas Meridian Waste Services, LLC consisted of the active and carry-forward business.  Accordingly Meridian Waste Services, LLC is deemed to be the predecessor entity and as such is presented as the comparable financial statements.  As such our financial statements are presented in two distinct periods to indicate the application of two different basis of accounting.  The Statement of Operations and Statement Cash Flows for the period ending March 31, 2014 represent the results of operation of Meridian Waste Services, LLC, the predecessor and are presents for comparison purposes.

Also, see Note 4 – Acquisition below.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Article 8-03 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on April 15, 2015.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2015 , and the results of operations and cash flows for the three months ending March 31, 2015 are not necessarily indicative of the results to be expected for a full year.

Basis of Consolidation

The consolidated financial statements for the three months ending March 31, 2015 include the operations of the Company and its wholly-owned subsidiary Here to Serve Missouri Waste Division, LLC.  The consolidated financial statements for the year ended December 31, 2014 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC and Here To Serve Technology, LLC (See Note 1 above for information related to the spinoff of Here To Serve Technology, LLC.  The other subsidiary of the Company, Here To Serve Georgia Waste Division, LLC had no operations during the period.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable,  accounts payable, other liabilities, accrued interest, notes payable, and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset.  The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  During the three months ending March 31, 2015, the Company experienced no losses due to impairment.

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

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

At March 31, 2015 the Company had $507,414 of gross trade receivables.  Here to Serve – Missouri Waste Division, LLC, primarily owns these trade receivables.  At December 31, 2014, the Company had $659,646 of gross trade receivables.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of receivables related to residential customers and commercial project invoices.  The estimated losses are based on managements’ evaluation of outstanding accounts receivable at the end of the accounting period.  At March 31, 2015, an allowance of $62,189 was recorded.  At December 31, 2014, the Company had an allowance of $71,167.

Intangible Assets

Intangible assets consist of assets acquired and costs incurred in connection with the development of the Company’s capitalized software. See note below.  The Company also has intangible assets related to the purchase of Meridian Waste Services, LLC.  See Note 4 below.  These intangibles assets are amortized over periods between 3 and 5 years.

Investment

The Company has an investment in a privately held corporation in the mobile apps industry.  As the Company does not exercise significant influence on this entity, this investment is recorded using the cost method of accounting.  The Company monitors this investment for impairment and makes appropriate reductions in the carrying value if the Company

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

determines that an impairment charge is required based primarily on the financial condition and near-term prospect of this entity.

Capitalized Software

The Company acquired a software product that is under further development. This asset will be amortized over a three to five year period using the straight-line method of depreciation for book purposes beginning when the software is completed.

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgement by management with respect to certain external factors such as anticipated future revenue, estimated economic life and changes in software and hardware technologies.  Amortization of the capitalized software development costs begins when the product is available for general release to customers.  Capitalized costs are amortized over the remaining estimated economic life of the product.  For the year ended December 31, 2014, the Company has capitalized costs associated with the development of several mobile science technology products and mobile apps that has not been placed into service.  The assets were disposed of in the Spinoff discussed in Note 1 above.

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

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue

The Company’s Missouri Waste Division bills one month in advance for the following three months.  The balance in deferred revenue represents amounts billed in January, February and March for services that will be provided during April, May and June.

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

The Company’s subsidiary, HTSMWD has two municipal contracts that account for a large portion of the Company’s long-term contracted revenue.   One contract accounted for 31% and 32% and the other accounted for 20% and 22% of HTS Waste’s long-term contracted revenue for the three months ended March 31, 2015 and 2014 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. A diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At
March 31, 2015 the Company had a series of convertible notes outstanding that could be converted into approximately 291,047 common shares. These are not presented in the statement of operations since the company incurred a loss and the effect of these shares is anti- dilutive.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period).  The ASC also require measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.”  The expense is recognized over the service period of the award.  Until the measurement date is reached, the total amount of compensation expense remains uncertain.  The Company initially records compensation expense based on the fair value of the award at the reporting date.  The Company recorded stock based compensation expense of $1,486,265 and $0 during the three months ended March 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – OTHER CURRENT ASSETS

During the three months ending March 31, 2015, the Company loaned a total of $142,630 to two separate affiliated companies.  The companies are affiliated in that they have similar shareholders.  These loans are expected to be short-term and are presented on the consolidated balance sheet as other current assets.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, including purchased and developed software is recorded at cost. The Company has depreciated or amortized these assets using the straight-line method over the useful lives of the asset. The useful lives are estimated to be between 2 and 7 years.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 4 – PROPERTY AND EQUIPMENT (CONTINUED)

Property and equipment consisted of the following:

	March 31, 2015	December 31, 2014

Furniture & office equipment	$249,387	$240,102
Containers	3,028,057	2,847,205
Trucks	5,629,549	5,523,773
Total Property and Equipment	8,906,993	8,611,080
Less: Accumulated Depreciation	(1,350,718)	(956,315)
Net Property and Equipment	$7,556,275	$7,654,765

Depreciation Expense for March 31, 2015 and 2014 was $394,403 and $385,708, respectively.

NOTE 5 – INTANGIBLE ASSETS AND ACQUISITION

On May 15, 2014, the Company, in order to establish a presence in the solid waste disposal industry, entered into an asset purchase agreement by and among the Company, HTSMWD, Meridian Waste Services, LLC (“MWS”) and the members of MWS, pursuant to which HTSMWD acquired certain assets and liabilities of MWS, in exchange for $11,000,000 cash,13,191,667 shares of Class A Common Stock of HTSHC and 71,210 shares of Series B Cumulative Convertible Preferred Stock of HTSHC.

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

The purchase of MWS included the acquisition of assets of $22,175,706 and liabilities of $2,075,956.  The aggregate purchase price consisted of the following:

Cash	$11,000,000
Estimated value of common stock issued to sellers	1,978,750
Estimated value of preferred stock issued to sellers	7,121,000
$20,099,750

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 5 – INTANGIBLE ASSETS AND ACQUISITION (CONTINUED)

The following table summarizes the estimated fair value of MWS assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$632,322
Prepaid expenses	123,544
Deposits	8,303
Containers	2,710,671
Furniture and equipment	299,450
Trucks	4,243,964
Customer lists	14,007,452
Non-compete agreement	150,000
Accounts payable and accrued expenses	(54,387)
Notes payable	(143,464)
Deferred revenue	(1,878,105)
$20,099,750

Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	March 31, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Customer list	4.5 years	14,007,452	2,568,033	11,439,419

Loan fees	4.5 years	50,613	15,465	35,148

Non compete agreement	4.5 years	150,000	27,500	122,500

Website	2.9 years	13,920	928	12,992

		$14,221,985	$2,611,926	$11,610,059

Amortization expense amounted to $712,786 for the three months ending March 31, 2015.  There was no amortization expense for the three months ending March 31, 2014.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

The Company issued two promissory notes to related parties during the year ended December 31, 2014. These notes totaled $125,000 and are generally convertible into common stock of the Company at discounts of 20 % to 25% of the lowest average trading prices for the stock during periods five to one day prior to the conversion date. These notes

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

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

In previous periods the Company issued two other notes to other related parties. These notes totaled $110,000 and are generally convertible into common stock of the Company at discounts of 20% to 25% of the lowest average trading prices for the stock during periods five to one day prior to the conversion date.  These notes bear interest at 10% to 12%, are unsecured, and mature within one year of the date issued. The notes were issued to provide working capital for the Company.   These notes are considered a stock settled debt in accordance with ASC 480 since any future stock issued upon conversion will have a fixed monetary value.  Due to the conversion feature included in the notes, the Company has recorded a premium on the notes totaling $35,833 as of December 31, 2014.  This amount has been charged to interest expense by the Company.

At December 31, 2014 the Company had $302,083 in convertible notes to related parties which includes $67,083 in put premiums.

At December 31, 2014 the Company had a short term, non-interest bearing note payable of $150,000 which was incurred in connection with the Membership Interest Purchase Agreement discussed above.  This note was paid in January, 2015.  The Company also had a loan from Here to Serve Holding Corp. due to expenses paid by Here to Serve on behalf of the Company prior to the recapitalization. This loan totaled $376,585 bringing total notes payable to $376,585 and $526,585 at March 31, 2015 and December 31, 2014, respectively.

Here To Serve – Missouri Waste Division, LLC, a subsidiary of the Company, had the following in long term debt:

	March 31, 2015	December 31, 2014

Debt payable to Comerica Bank, senior lender	$8,369,048	$8,708,333
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000
Total debt	9,844,048	10,183,333
Less: current portion	(1,357,143)	(1,357,143)
Long term debt less current portion	$8,486,905	$8,826,190

At close on May 15, 2014, the notes payable to the sellers of Meridian were five-year term subordinated debt loans paying interest at 8%.  The Company’s Senior Secured Loan has an interest rate LIBOR plus 4.25% with a  two-year term based on a seven-year amortization schedule.  In addition, the Company has a working capital line of credit of $1,250,000 at 4.75% of which the Company has drawn down $834,687 and $1,085,160 as of March 31,

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

2015 and December 31, 2014, respectively.  Finally, there is CAPEX line of credit of $750,000, of which the Company has drawn down $590,000 as of December 31, 2014; again at 4.75% interest.

Derivative Liability

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

At December 31, 2014, the Company has $5,414,634 of non-amortizing variable rate debt outstanding with interest payments due on a monthly basis.  The note accrues interest at the 1-month LIBOR plus 4.25%.  In order to hedge interest rate risk, the Company entered into an interest rate swap for a notional amount of $5,414,634 at fixed rate of 4.75%.  Under the swap agreement, the Company pays the fixed rate on the $5,414,634 notional amount on a monthly basis, and receives the 1-month LIBOR plus 4.25% on a monthly basis.  Payments are settled on a net basis, and the Company has effectively converted its variable-rate debt into fixed-rate debt with an effective interest rate of 4.75%.  As of March 31, 2015, the net settlement amount of the interest rate swap was $37,886.

Short-term Bridge Financing

During February, 2015, the Company entered into two short term financing arrangements with U.S. Capital Partners.  The Company receive gross proceeds of $750,000 with terms of repaying debt with equal payments over a period of 240 business day.  The detail of the payments and the respective balances are as follows:

	Short term	Short term
	Bridge Financing 1	Bridge Financing 2	Total

Original gross proceeds	$250,000	$500,000	$750,000

Daily payment	$1,344	$2,688	$4,032

Balance at March 31, 2015:
Gross payments due over life of loan	$282,188	$569,750	$851,938
Less: Unamortized loan origination discount	(63,518)	(127,991)	(191,509)
Net borrowing under short term bridge financing	$218,670	$441,759	$660,429

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 7 – STOCK HOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.025 and 71,261 shares of Preferred stock with a par value of $0.001.  There were 11,127,811 and 9,963,418 common shares outstanding as of March 31, 2015 and December 31, 2014, respectively.  There were 71,261 of Preferred shares outstanding at March 31, 2015 and December 31, 2014.  There are two classes of Preferred stock, Series A and Series B.

There are 51 shares of Series A Preferred stock issued and outstanding as of March 31, 2015 and December 31, 2014.   Series A stock has no conversion rights, is senior to any other class or series of capital stock of the Company and special voting rights.  Each one (1) share of Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y)  0.49, Minus (z) the Numerator.

There are 71,210 shares of Series B Preferred Stock issued and outstanding as of March 31, 2015 and December 31, 2014.  Holders of Series B Preferred stock shall be entitled to receive when, as and if declared by the Board of Directors cumulative dividends at the rate of twelve percent (12%) of the Original Issue Price.  In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series B Preferred stock shall be entitled to receive, immediately prior and in preference to any distribution to holders of the Company’s common stock, an amount per share equal to the sum of $100.00 and any accrued and unpaid dividends of the Series B Preferred Stock.  Each share of Series B Preferred Stock may be converted at the option of the holder into the Company’s Common stock.  The shares shall be converted using the “Conversion Formula”: divide the Original Issue Price by 75% of the average closing bid price of the Common Stock for the five (5) consecutive trading days ending on the trading day of the receipt by the Company of the notice of conversion.

In January, 2015, 1,164,393 shares of common stock were issued.  These shares were valued at $1.50 per share on the date of issuance.  173,550 of these shares were issued to vendors for services generating a professional fees expense of $260,325.  990,843 of these shares were issued to officers and employees as incentive compensation resulting in compensation expense of $1,486,265.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has leased office space at 12540 Broadwell Rd., Suite 1203 Milton, GA 30004.

NOTE 9 – FAIR VALUE MEASUREMENT

The Company has adopted new guidance under ASC Topic 820, effective January 1, 2009. New authoritative accounting guidance (ASC Topic 820-10-15) under ASC Topic 820, Fair Value Measurement and Disclosures, delayed the effective date of ASC Topic 820-10 for all

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 9 – FAIR VALUE MEASUREMENT (CONTINUED)

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

The following table sets forth the liabilities at March 31, 2015, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	3/31/2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swap	$37,886	$-	$-	$37,886

Stock settled debt	302,083	235,000	-	67,083
Total	$339,969	$235,000	$-	$104,969

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 10 – LEASES

The Company’s subsidiary Here to Serve Missouri Waste Division, LLC leases its office and warehouse facilities.  The lease agreement commenced September 1, 2010 and expires
August 30, 2017.  This lease was assigned to the Company when the subsidiary purchased Meridian Waste Services, LLC on May 16, 2014.  Future minimum lease payments at March 31, 2015 are as follows:

2015	$204,406
2016	278,415
2017	260,255
Thereafter	-
Total	$743,106

Rent expense amounted to $85,565 and $67,157 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 11 – BONDING

In connection with its normal activities, the Company may be required to acquire a Performance bond on contracts with customers.  There were not any performance bonds required for the three months ended March 31, 2015.

NOTE 12 – SUBSEQUENT EVENTS

Issuance of Common Stock

During April, 2015, the Company issued 4,700,000 shares of common stock.  These shares were issued to the Chief Executive Officer of the Company for services.  The value of these shares was determined to be $7,050,000 using the securities closing price ($1.50) on April 16, 2015.  This amount will be expensed as incentive compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

PLAN OF OPERATION

The platform operation of the Company is our subsidiary Here To Serve Missouri Waste Division, LLC (“HTS Waste”).  HTS Waste is in the business of collection of non-hazardous solid waste.  Our revenue is generated primarily by collection services provided to residential customers. Over the next 12 months, the Company continues to pursue solutions in the waste industry in order to differentiate itself among its larger competitors. With respect to our platform operation in St. Louis, the Company is focused on building in and around this initial marketplace. We believe this will result in evaluating infrastructure needs, return on capital deployed at our current operations and growth through acquisition. The Company plans to remain vigilant in understanding the many solutions in the waste industry and adapting to the changing landscape in order to maximize the returns of its capital in the marketplace. The Company is focused on being agile and building the right capital structure to execute its forward strategy.

Overview

We intend for this discussion to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements (unaudited) and accompanying notes for the three months ended March 31, 2015.

Our revenue is generated primarily by collection services provided to residential and commercial customers. The following table reflects the total revenue of Company for the three months ending March 31, 2015, annualized and the years ending December 31, 2014 and 2013 (dollars in thousands):

	Annualized 1st Quarter 2015		2014		2013
		% increase		% increase		% increase
Revenues	$13,120	7.5%	$12,200	7.5%	$11,350	11.0%

As our revenues continue to grow in this existing market, we plan to increase the rate of this growth by expanding our presence in the commercial arena while to continue to grow our presence in the “roll-off” business. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 40 cubic yards) that are loaded on to and off of the collection vehicle.

Management expects continued growth through additional mergers and acquisitions. The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto..

Results of Operations

Revenue

The Company’s revenues continue to grow as indicated in the table above. This growth is attributed to the expansion in existing product lines as well as the growth of the commercial and roll-off lines of business.

Gross Profit

Gross profit percentage for the three months ending March 31, 2015 is 27%. This is a slight increase over the percentage for the three months ending March 31, 2014. The small increase is significant in that it shows management’s ability to improve efficiencies of operations and the increased margins associated with the new product lines. The amount of increase would be larger if not for an increase in depreciation expense included in cost of sales and an increase in disposal cost. The increase in depreciation expense is due to the application of “push-down” accounting adjusting the value of depreciable property to fair value on May 15, 2014 and the addition of new equipment.

Operating Expenses

Selling, general and administrative expenses were $3,387,923 for the three months ending March 31, 2015. This significant increase over the level of selling, general and administrative expenses of like period of the prior year is again related to the use of “push-down” accounting related to the business combination that occurred in May of 2014. Also there were significant incentive packages awarded to certain employees and vendors in connection with the reorganization.

Segment Information

Not applicable.

Liquidity and Capital Resources

As of March 31, 2015, the Company had negative working capital of $6,282,959. This lack of liquidity is mitigated by the Company’s ability to generate cash from operating activities. Cash generated from operating activities was $134,483 and the Company experienced a net increase in cash flow of $99,284 for the three months ending March 31, 2015. This was done while during the same period, the Company purchased approximately $300,000 in new equipment and reduced long term debt by almost $500,000.

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

Our net revenues have been sufficient to fund our operating expenses. At March 31, 2015, we had a cash balance of $538,192. Since inception, we have not raised any capital from the sale of common stock to fund our operating expenses. The Company continues to use its Credit Facility with Comerica Bank for working capital expenditures. We currently have no material commitments for capital expenditures and believe that our cash requirements over the next 12 months will be approximately $1,000,000. In order to fund future growth and expansion through acquisitions and capital expenditures, the company may be required to raise capital through the sale of its securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2015, the Company has not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN WASTE SOLUTIONS, INC.

Date: May 20, 2015	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)