Form 10-Q
period 2015-06-30
Meridian Waste Solutions, Inc.
filed 2015-08-14
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of August 14, 2015, there were 15,827,811 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Meridian Waste Solutions, Inc.
Consolodated Balance Sheet

	June 30,
	2015	December 31,
	(UNAUDITED)	2014
ASSETS
Current Assets
Cash	$333,363	$438,907
Accounts receivable, trade, net	622,368	588,479
Employee advance	10,736	37
Prepaid expenses	118,857	221,999
Other current assets	27,877	41,815
Total Current Assets	1,113,201	1,291,237

Property and Equipment, net of accumulated
depreciation of $1,763,650 and $956,315 respectively	7,572,562	7,654,765

Other Assets
Investment in related party affiliate	434,532	-
Capitalized software	-	434,532
Customer list, net of accumulated
amortization of $3,268,405 and $1,867,660 respectively	10,739,047	12,139,792
Deposits	8,303	8,303
Loan fees, net of accumulated
amortization of $19,683 and $11,247 respectively	30,930	39,365
Non-compete, net of accumulated
amortization of $35,000 and $20,000 respectively	115,000	130,000
Website, net of accumlated
amortization of $1,625 and $232 respectively	12,295	13,688
Total Other Assets	11,340,107	12,765,680

TOTAL ASSETS	$20,025,870	$21,711,682

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable	$840,066	$449,840
Accrued expenses	244,811	67,365
Notes payable	366,585	526,585
Deferred compensation	1,069,000	729,000
Deferred revenue	2,019,332	1,929,882
Convertible notes due related parties, includes put premiums	302,083	302,083
Short term bridge financing, net of original issue disount	460,584	-
Operating line of credit and capital expenditure line of credit	1,489,355	1,675,160
Current portion - long term debt	1,403,675	1,357,143
Total Current Liabilities	8,195,491	7,037,058

Derivative liability - interest rate swap	30,584	40,958
Long-term notes payable
Less: current portion - long term debt	8,273,072	8,826,190

Total Liabilities	16,499,147	15,904,206

Shareholders' Equity
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, issued and outstanding	71	71
Common stock, par value $.025, 75,000,000 shares authorized, 15,827,811 and 9,963,418 shares issued and outstanding, respectively	395,695	249,085
Treasury stock, at cost (230,000 shares)	(224,250)	(224,250)
Additional paid in capital	21,822,836	14,370,296
Accumulated deficit	(18,467,629)	(8,587,726)
Total Shareholders' Equity	3,526,723	5,807,476

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$20,025,870	$21,711,682

See accompanying notes to unaudited consolidated financial statements.

Meridian Waste Solutions, Inc.
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenue
Software sales	$-	$4,133	$-	$4,133
Services	3,315,290	3,085,752	6,351,109	5,908,705
Total Revenue	3,315,290	3,089,885	6,351,109	5,912,838

Cost of Sales/Services
Cost of Sales/Services	2,051,415	1,934,392	3,884,473	3,666,844
Depreciation	396,807	335,452	778,383	716,199
Total Cost of Sales/Services	2,448,222	2,269,844	4,662,856	4,383,043

Gross Profit	867,068	820,041	1,688,253	1,529,795

Expenses
Bad debt expense	-	2,335	2,738	2,335
Compensation and related expense	6,350,937	207,361	8,380,405	392,393
Depreciation and amortization	728,913	480,182	1,454,525	487,877
Selling, general and administrative	767,673	882,800	1,353,850	1,131,426
Total Expenses	7,847,523	1,572,678	11,191,518	2,014,031

Other Income (Expenses):
Gain (loss) on disposal of asset	6,250	-	6,250	-
Miscellaneous income (loss)	16,926	1,836	18,023	3,274
Unrealized gain on interest rate swap	7,303	-	10,374	-
Interest expense	(221,209)	(194,667)	(411,285)	(232,580)
Total Other Expenses	(190,730)	(192,831)	(376,638)	(229,306)

Net Income (Loss) before income taxes	(7,171,185)	(945,468)	(9,879,903)	(713,542)

Income tax expense	-	-	-	-

Net Loss	$(7,171,185)	$(945,468)	$(9,879,903)	$(713,542)

Basic Net Loss Per Share	$(0.56)	$(0.10)	$(0.83)	$(0.08)

Weighted Average Number of Shares Outstanding
(Basic and Diluted)	12,883,855	9,054,134	11,872,759	9,054,134

See accompanying notes to unaudited consolidated financial statements.

Meridian Waste Solutions, Inc.
Statements of Cash Flows

	Six Months Ended
	June 30, 2015	June 30, 2014
	(UNAUDITED)	(UNAUDITED)
OPERATING ACTIVITIES
Net loss from operations	$(9,879,903)	$(713,542)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	2,232,907	1,203,562
Stock issued to vendors for services	242,970	-
Stock issued to employees as incentive compensation	7,356,180	-
(Gain)Loss on disposal of equipment	(6,250)	-
Changes in working capital items:
Accounts receivable	(33,890)	(64,249)
Deposits	-	(20,000)
Employee advance/other receivables	(10,699)	653
Loan Fees	-	(50,613)
Prepaid expenses	117,080	45,103
Accounts payable and accrued expenses	567,672	146,926
Increase in deferred compensation	340,000	-
Deferred revenue	89,450	84,816
Derivative liability	(10,374)	-
Other current liabilities	(485,220)	63,605
Cash flow from operating activities	519,923	696,261

INVESTING ACTIVITIES
Proceeds from sale of equipment	6,250	-
Note payable issued for acquisition	-	(150,000)
Purchased capitalized software	-	(90,395)
Cash paid for acquisition	-	(11,000,000)
Equipment acquired through acquisition of subsidiary	-	1,908,998
Purchased equipment	(725,131)	-
Cash flow from investing activities	(718,881)	(9,331,397)

FINANCING ACTIVITIES
Net proceeds from issuance of debt	-	7,689,146
Principle payments on notes payable	(656,586)	(211,544)
Proceeds from short term bridge financing	750,000	-
Cash flow from financing activities	93,414	7,477,602

Net change in cash	(105,544)	(1,157,534)
Beginning cash	438,907	1,471,131
Ending Cash	$333,363	$313,597

Supplemental disclosure of cash flow information:
Cash paid for interest	$404,691	$2,000

Supplemental Non-Cash Investing and Financing Information:
Disposition of capitalized software in exchange for equal value of equity in acquiring entity	$434,532	$-
Preferred stock issued in connection with acquisition of subsidiary	$-	$7,121,000

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Organization

Spinoff of Here to Serve Technology, LLC
On January 7, 2015, in an effort to give investors a more concentrated presence in the waste industry the Company sold the capitalized software assets of Here to Serve Technology, LLC (HTST) to Mobile Science Technologies, Inc., a Georgia corporation (MSTI), a related party due to being owned by some of the shareholders of the Company. No gain or loss was recognized on this transaction as the Company received equity equal to book value ($434,532) of the capitalized software in the exchange.  This represents approximately 15% of the equity of MSTI and is reflected in the accompanying balance sheet as “investment”.  This investment is accounted for using the cost basis method (see Investment in Note 2 below).  Also see Note 12 – Related Party, below.

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
JUNE 30, 2015

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
JUNE 30, 2015
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

At the time of merger Here to Serve was a company with nominal operations whereas Meridian Waste Services, LLC consisted of the active and carry-forward business.  Accordingly Meridian Waste Services, LLC is deemed to be the predecessor entity and as such is presented as the comparable financial statements.  As such our financial statements are presented in two distinct periods to indicate the application of two different basis of accounting.  The Statement of Operations and Statement Cash Flows for the periods ending June 30, 2014 represent the results of operation of Meridian Waste Services, LLC, the predecessor and are presented for comparison purposes.

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
JUNE 30, 2015
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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2015, and the results of operations and cash flows for the three and six months ending June 30, 2015 are not necessarily indicative of the results to be expected for a full year.

Basis of Consolidation

The consolidated financial statements for the six months ending June 30, 2015 include the operations of the Company and its wholly-owned subsidiary Here to Serve Missouri Waste Division, LLC.  The consolidated financial statements for the year ended December 31, 2014 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC and Here To Serve Technology, LLC (See Note 1 above for information related to the spinoff of Here To Serve Technology, LLC.  The other subsidiary of the Company, Here To Serve Georgia Waste Division, LLC had no operations during the period.

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
JUNE 30, 2015
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset.  The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  During the six months ending June 30, 2015, the Company experienced no losses due to impairment.

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
JUNE 30, 2015
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

Accounts Receivable

At June 30, 2015 the Company had $675,402 of gross trade receivables.    At December 31, 2014, the Company had $659,646 of gross trade receivables.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of receivables related to residential customers and commercial project invoices.  The estimated losses are based on managements’ evaluation of outstanding accounts receivable at the end of the accounting period.  At June 30, 2015, an allowance of $53,033 was recorded.  At December 31, 2014, the Company had an allowance of $71,167.

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
JUNE 30, 2015

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

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgement by management with respect to certain external factors such as anticipated future revenue, estimated economic life and changes in software and hardware technologies.  Amortization of the capitalized software development costs begins when the product is available for general release to customers.  Capitalized costs are amortized over the remaining estimated economic life of the product.  For the year ended December 31, 2014, the Company has capitalized costs associated with the development of several mobile science technology products and mobile apps that has not been placed into service.  The assets were disposed of in the Spinoff discussed in Note 1 above.  Also, see Note 12 – Related Party, below.

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
JUNE 30, 2015
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue

The Company’s Missouri Waste Division bills one month in advance for the following three months.  The balance in deferred revenue represents amounts billed in April, May and June for services that will be provided during July, August and September.

Cost of Services

Cost of services include all employment costs associated with waste collection, transfer and disposal, damage claims, landfill costs, personal property taxes associated with collection vehicles and other direct costs of the collection and disposal process.

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

The Company’s subsidiary, HTSMWD has two municipal contracts that account for a significant portion of the Company’s long-term contracted revenue.   One contract accounted for 28% and 26% and the other accounted for 18% and 19% of HTS Waste’s long-term contracted revenue for the three months ended June 30, 2015 and 2014 respectively.  One contract accounted for 30% and 29% and the other accounted for 19% and 20% of HTS Waste’s long-term contracted revenue for the six months ended June 30, 2015 and 2014 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. A diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

June 30, 2015 the Company had a series of convertible notes outstanding that could be converted into approximately 265,661 common shares. These are not presented in the statement of operations since the company incurred a loss and the effect of these shares is anti- dilutive.

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

The Company recorded stock based compensation expense of $7,599,150 and $0 during the six months ended June 30, 2015 and 2014, respectively.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets are refundable deposits owned by HTSMWD.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, including purchased and developed software is recorded at cost. The Company has depreciated or amortized these assets using the straight-line method over the useful lives of the asset. The useful lives are estimated to be between 2 and 7 years.

Property and equipment consisted of the following:

	June 30, 2015	December 31, 2014
Furniture & office equipment	$249,947	$240,102
Containers	3,274,407	2,847,205
Trucks	5,811,858	5,523,773
Total Property and Equipment	9,336,212	8,611,080
Less: Accumulated Depreciation	(1,763,650)	(956,315)
Net Property and Equipment	$7,572,562	$7,654,765

Depreciation Expense for June 30, 2015 and 2014 was $807,335 and $729,349, respectively.

NOTE 5 – INTANGIBLE ASSETS AND ACQUISITION

On May 15, 2014, the Company, in order to establish a presence in the solid waste disposal industry, entered into an asset purchase agreement by and among the Company, HTSMWD, Meridian Waste Services, LLC (“MWS”) and the members of MWS, pursuant to which HTSMWD acquired certain assets and liabilities of MWS, in exchange for $11,000,000 cash, 13,191,667 shares of Class A Common Stock of HTSHC and 71,210 shares of Series B Cumulative Convertible Preferred Stock of HTSHC.

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
JUNE 30, 2015
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
$20,099,750

Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	June 30, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Customer list	4.25 years	$14,007,452	$3,268,405	$10,739,047

Loan fees	4.25 years	50,613	19,683	30,930

Non compete agreement	4.25 years	150,000	35,000	115,000

Website	2.65 years	13,920	1,625	12,295

		$14,221,985	$3,324,713	$10,897,272

Amortization expense amounted to $1,425,573 and $474,727 for the six months ending June 30, 2015 and 2014, respectively

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

The Company issued two promissory notes to related parties during the year ended December 31, 2014. These notes totaled $125,000 and are generally convertible into

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

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

At June 30, 2015 the Company had $302,083 in convertible notes to related parties which includes $67,083 in put premiums.

At December 31, 2014 the Company had a short term, non-interest bearing note payable of $150,000 which was incurred in connection with the Membership Interest Purchase Agreement discussed above.  This note was paid in January, 2015.  The Company also had a loan from Here to Serve Holding Corp. due to expenses paid by Here to Serve on behalf of the Company prior to the recapitalization which totaled $376,585.  The balance of these notes payable was $366,585 and $526,585 at June 30, 2015 and December 31, 2014, respectively.

Here To Serve – Missouri Waste Division, LLC, a subsidiary of the Company, had the following in long term debt:

	June 30, 2015	December 31, 2014

Debt payable to Comerica Bank, senior lender	$8,029,762	$8,708,333
Equipment loans	171,986	-
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000
Total debt	9,676,748	10,183,333
Less: current portion	(1,403,675)	(1,357,143)
Long term debt less current portion	$8,273,073	$8,826,190

At close on May 15, 2014, the notes payable to the sellers of Meridian were five-year term subordinated debt loans paying interest at 8%.  The Company’s Senior Secured Loan has an

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

interest rate LIBOR plus 4.25% with a  two-year term based on a seven-year amortization schedule.  In addition, the Company has a working capital line of credit of $1,250,000 at 4.75% of which the Company has drawn down $919,022 and $1,085,160 as of June 30,
2015 and December 31, 2014, respectively.  There is CAPEX line of credit of $750,000, of which the Company has drawn down $570,333 and  $590,000 as of June 30, 2015 and December 31, 2014, respectively; again at 4.75% interest.  Finally, during the three months ending June 30, 2015, the Company entered into two long-term loan agreements in connection with the purchase of equipment with rates between 4% and 5%.  At June 30, 2015, the balance of these two loans was $171,986.

Derivative Liability

The Company sometimes borrows at variable rates and uses interest rate swaps as cash flow hedges of future interest payments, which have the economic effect of converting borrowings from floating rates to fixed rates.  The interest rate swaps allow the Company to raise long-term borrowings at floating rates and swap them into fixed rates that are lower than those available if it borrowed at fixed rates directly.  Under the interest rate swaps, the
Company agrees with other parties to exchange, at specified intervals, the difference between fixed contract rates and floating rate interest amounts calculated by reference to the agreed notional principal amounts.

At December 31, 2014, the Company has $5,414,634 of non-amortizing variable rate debt outstanding with interest payments due on a monthly basis.  The note accrues interest at the 1-month LIBOR plus 4.25%.  In order to hedge interest rate risk, the Company entered into an interest rate swap for a notional amount of $5,414,634 at fixed rate of 4.75%.  Under the swap agreement, the Company pays the fixed rate on the $5,414,634 notional amount on a monthly basis, and receives the 1-month LIBOR plus 4.25% on a monthly basis.  Payments are settled on a net basis, and the Company has effectively converted its variable-rate debt into fixed-rate debt with an effective interest rate of 4.75%.  As of June 30, 2015, the net settlement amount of the interest rate swap was $30,584.

Short-term Bridge Financing

During February, 2015, the Company entered into two short term financing arrangements with U.S. Capital Partners.  The Company receive gross proceeds of $750,000 with terms of repaying debt with equal payments over a period of 240 business days.  The detail of the payments and the respective balances are as follows:

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

	Short term	Short term
	Bridge Financing 1	Bridge Financing 2	Total

Original gross proceeds	$250,000	$500,000	$750,000

Daily payment	$1,344	$2,688	$4,032

Balance at June 30, 2015:
Gross payments due over life of loan	$196,187	$397,749	$593,936
Less: Unamortized loan origination discount	(44,056)	(89,296)	(133,352)
Net borrowing under short term bridge financing	$152,131	$308,453	$460,584

NOTE 7 – STOCK HOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.025 and 71,261 shares of Preferred stock with a par value of $0.001.  There were 15,827,811 and 9,963,418 common shares outstanding as of June 30, 2015 and December 31, 2014, respectively.  There were 71,261 of Preferred shares outstanding at June 30, 2015 and December 31, 2014.  There are two classes of Preferred stock, Series A and Series B.

There are 51 shares of Series A Preferred stock issued and outstanding as of June 30, 2015 and December 31, 2014.   Series A stock has no conversion rights, is senior to any other class or series of capital stock of the Company and special voting rights.  Each one (1) share of Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y)  0.49, Minus (z) the Numerator.

There are 71,210 shares of Series B Preferred Stock issued and outstanding as of June 30, 2015 and December 31, 2014.  Holders of Series B Preferred stock shall be entitled to receive when, as and if declared by the Board of Directors cumulative dividends at the rate of twelve percent (12%) of the Original Issue Price.  The maximum potential dividend through June 30, 2015 would be $961,335.  In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series B Preferred stock shall be entitled to receive, immediately prior and in preference to any distribution to holders of the Company’s common stock, an amount per share equal to the sum of $100.00 and any accrued and unpaid dividends of the Series B Preferred Stock.  Each share of Series B Preferred Stock may be converted at the option of the holder into the Company’s Common stock.  The shares shall be converted using the “Conversion Formula”: divide the Original Issue Price by 75% of the average closing bid price of the Common Stock for the five (5) consecutive trading days ending on the trading day of the receipt by the Company of the notice of conversion.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 7 – STOCK HOLDERS’ EQUITY (CONTINUED)

During the six months ending June 30, 2015, 5,864,393 shares of common stock were issued.  These shares were valued at $1.40 and $1.27 per share dependent upon the date of issuance.  The fair value of the shares of common stock were based on the quoted trading price on the date of issuance.  173,550 of these shares were issued to vendors for services generating a professional fees expense of $242,970.  5,690,843 of these shares were issued to officers and employees as incentive compensation resulting in compensation expense of $7,356,180.

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

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 9 – FAIR VALUE MEASUREMENT (CONTINUED)

The following table sets forth the liabilities at June 30, 2015, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2015	(Level 1)	(Level 2)	(level 3)

Interest rate swap	$30,584	$-	$-	$30,584

Stock settled debt	302,083	235,000	-	67,083
	$332,667	$235,000	$-	$97,667

NOTE 10 – LEASES

The Company’s subsidiary Here to Serve Missouri Waste Division, LLC leases its office and warehouse facilities.  The lease agreement commenced September 1, 2010 and expires
August 30, 2017.  This lease was assigned to the Company when the subsidiary purchased Meridian Waste Services, LLC on May 16, 2014.  Future minimum lease payments at June 30, 2015 are as follows:

2015	$131,798
2016	278,415
2017	260,255
Thereafter	-
Total	$670,468
Rent expense amounted to $160,184 and $153,819 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 11 – BONDING

In connection with its normal activities, the Company may be required to acquire a Performance bond on contracts with customers.  There were not any performance bonds required for the three months ended June 30, 2015.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
Note 12 – RELATED PARTY

As discussed in Note 1 above as Spinoff of Here to Serve Technology, LLC, the Company sold certain of its assets of Mobile Science Technologies, Inc. (MSTI), which is a related party.  MSTI is related in that it has common shareholders with the Company.  Related to this spinoff, there were certain consulting/professional expenses incurred by the Company after the spin-off due to commitments made prior to the spinoff.  These expenses ($427,570) were recorded as professional fees included in Selling, general and administrative as they are not recoverable from the affiliate.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2015 through the date these financial statements were issued and has determined that the following would be included as subsequent events.

Refinance of Debt

On August 6, 2015, the Company refinanced its senior debt obligations along with the refinance of other short term credit facilities including the working capital line of credit, the capital expenditure line of credit and the short term bridge financing.  The total proceeds from this refinance was $13,670,000 bearing interest at 14%.  The loan payments are interest only with a balloon payment for the outstanding principal in five years.  These funds include $2,825,000 to be used in future acquisitions.

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

PLAN OF OPERATION

The platform operation of the Company is our subsidiary Here To Serve Missouri Waste Division, LLC (“HTS Waste”).  HTS Waste is in the business of collection of non-hazardous solid waste.  Our revenue is generated primarily by collection services provided to residential customers, as well as commercial and temporary roll-off customers. The Company's agreement with Praesidian Capital, has allowed the Company to focus on pursuing waste solutions opportunities in the Midwest, in order to differentiate itself from its larger competitors. With respect to our platform operation in St. Louis, the Company is focused on building in and around this initial marketplace. We are continuing to evaluate our infrastructure needs, placing importance on revenue and cash-flow growth.  The Company is specifically focused on bidding on municipal contracts in the St. Louis market, as well as acquisitions throughout the Midwest to drive this plan.   The Company plans to remain vigilant in understanding the many solutions in the waste industry and adapting to the changing landscape in order to maximize the returns of its capital in the marketplace. The Company has executed its first step with its agreement with Praesidian Capital to build the capital structure needed to execute its forward strategy.

Overview

We intend for this discussion to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements (unaudited) and accompanying notes for the six months ended June 30, 2015.

Executive Overview

General Overview of Our Business

The platform operation of the Company is our subsidiary Here To Serve Missouri Waste Division, LLC (“HTS Waste”).  HTS Waste is in the business of collection of non-hazardous solid waste.  Our revenue is generated primarily by collection services provided to residential and commercial customers.  The following table reflects the  total revenue of Company for the three months ending June 30, 2015, annualized and the  years ending December 31, 2014 and 2013 (dollars in thousands):

	Annualized
	thru June 30, 2015		2014		2013
		%		%		%
		increase		increase		increase
Revenues	$13,120	7.5%	$12,200	7.5%	$11,350	11.0%

As our revenues continue to grow in this existing market, we plan to increase the rate of this growth by expanding our presence in the commercial arena while to continue to grow our presence in the “roll-off” business.  Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 40 cubic yards) that are loaded on to and off of the collection vehicle.

Management expects continued growth through additional mergers and acquisitions.  The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto.

Results of Operations

Revenue

The Company’s revenues continue to grow as indicated in the table above.  Revenue for the three months ending June 30, 2015 was $3.3 million, an increase over the same period for the prior year consistent with the growth reflected above. This growth is attributed to the expansion in existing product lines as well as the growth of the commercial and roll-off lines of business.

Gross Profit

Gross profit percentage for the six months ending June 30, 2015 is 27%.  This is a slight increase over the percentage for the six months ending June 30, 2014.  The small increase is significant in that it shows management’s ability to improve efficiencies of operations and the increased margins associated with the new product lines.  The amount of increase would be larger if not for an increase in depreciation expense included in cost of sales and an increase in disposal cost.  The increase in depreciation expense is due to the application of “push-down” accounting adjusting the value of depreciable property to fair value on May 15, 2014 and the addition of new equipment.  Gross profit percentage for the 3 months ending June 30, 2015 reflects the same slight increase.

Operating Expenses

Total expenses were $11,191,518 for the six months ending June 30, 2015.  This significant increase over the level of selling, general and administrative expenses of like period of the prior year is again related to the use of “push-down” accounting related to the business combination that occurred in May of 2014.  Also there were significant incentive packages awarded to certain employees and vendors in connection with the reorganization.  The significate incentive package was awarded during the 3 months ending June 30, 2015.

Segment Information

Not applicable.

Liquidity and Capital Resources

As of June 30, 2015, the Company had negative working capital of $7,082,290.  This lack of liquidity is mitigated by the Company’s ability to generate cash from operating activities.  Cash generated from operating activities was $519,923 for the six months ending June 30, 2015.  Although the Company experienced a net use of cash for the period, the Company purchased over $725,000 of new equipment while raising long term debt by $90,000.

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

Our primary uses of cash have been for working capital purposes to support our operations and our efforts to become a reporting company with the SEC. All funds received have been expended in the furtherance of growing our business operations, establishing our brand and making sure our work is completed with efficiency and of the highest quality. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance additional marketing efforts,

●	Increases in advertising, public relations and sales promotions for existing customers and to attract new customers as the company expands, and

●	The cost of being a public company.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our net revenues have been sufficient to fund our operating expenses. At June 30, 2015, we had a cash balance of $333,363.  Since inception, we have not raised any capital from the sale of common stock to fund our operating expenses. The Company continues to use its Credit Facility with Comerica Bank for working capital expenditures. We currently have no material commitments for capital expenditures and believe that our cash requirements over the next 12 months will be approximately $1,000,000. In order to fund future growth and expansion through acquisitions and capital expenditures, the company may be required to raise capital through the sale of its securities.

In order to fund future and expansion through acquisitions and capital expenditures, the Company may be required to raise capital through the sale of its securities on the public market.

Note and Warrant Purchase Agreement and Security Agreement with Praesidian Capital Opportunity Fund II, LP

Effective August 6, 2015, the Company closed a Note and Warrant Purchase Agreement and Security Agreement (the “Note Purchase Agreement”) by and among the Company, HTS Waste Division, LLC (“Missouri Waste”), Here to Serve - Georgia Waste Division, LLC (“Georgia Waste”),  Meridian Land Company, LLC (“Meridian Land”, and together with HTS Waste, Georgia Waste and each other person joined thereto as an issuer from time to time, collectively, the “Issuers”), certain other subsidiaries of the Company, the purchasers from time to time party thereto (collectively, the “Purchasers”) and Praesidian Capital Opportunity Fund III, LP, a Delaware limited partnership (“Fund III”) as agent for the Purchasers (in such capacity, together with its permitted successors and assigns, the “Agent”).  Pursuant to the Note Purchase Agreement, the Issuers agreed to sell to the Purchasers, and the Purchasers agreed to purchase from the Issuers, term notes in the aggregate principal amount of up to $13,670,000 bearing interest at 14.00% per annum, comprised of a cash component of 12.5% and a paid-in-kind component of 1.5%, upon the terms and conditions set forth in the Note Purchase Agreement.  An initial amount of $10,845,000 was funded by the Purchasers to the Company at the closing of the Note Purchase Agreement in the form of four term notes (the “Notes”).  Additionally, upon request by the Company made in accordance with the Note Purchase Agreement, prior to August 19, 2015 or such later date as the parties to the Note Purchase Agreement shall agree, the Purchasers shall issue an additional note in the amount of $2,825,000 (the “Delayed Draw Note”). The amounts borrowed pursuant to the Notes are secured by a first position security interest in substantially all of the Company’s assets in favor of Agent, in accordance with the Note Purchase Agreement.

In connection with the Note Purchase Agreement, on August 6, 2015, the Company issued that certain Warrant to Fund III for the purchase of 931,826 shares of the Company’s common stock and that certain Warrant to Praesidian Capital Opportunity Fund III-a, LP for the purchase of 361,196 shares of the Company’s common stock (each, a “Warrant” and, collectively, the “Warrants”).  Pursuant to the terms and conditions of the Warrants, the exercise price for the shares of the Company’s common stock issuable thereunder (the “Warrant Shares”) is $0.025 per share and the number of Warrant Shares is subject to adjustment for diluting issuances as set forth in the Warrants. The Warrant provides for cashless exercise under which the holder will receive from the Company an amount of Warrant Shares equal to (A) the amount of Warrant Shares as to which the Warrant is being exercised minus (B) the amount of Warrant Shares having a value, based on the Market Price (as defined in the Warrant) on the trading day immediately prior to the date of such exercise, equal to the exercise amount, The expiration date for the Warrants is August 6, 2023. The Warrant Shares may be “put” to the Company for purchase or “called” by the Company for sale upon the occurrence of certain events, including the termination of the Note Purchase Agreement.  The Warrants grant certain registration rights, including piggyback registration rights and registration under Form S-3, for and so long as the Company is qualified.

For a more detailed description of the above transactions please refer to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 12, 2015.

The securities underlying the Warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”). These securities qualified for exemption under Section 4(a)(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(a)(2) of the Securities Act as they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

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

Subsequent Refinance

On August 6, 2015, the Company entered into a financing agreement with Praesidian Capital whereby the Comerica facilities described above and other short term bridge financing were paid.  Total proceeds from this financing were used to eliminate this deb along with providing $2,825,000 to fund future acquisitions.  The strategic partnership formed with Praesidian creates the opportunity for the company to cash flow operations along with additional invested capital to fund future acquisitions.  The results of these actions creates a larger company with significant cash flows that will allow the company to obtain favorable rates on future senior credit facilities.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six month period ended June 30, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, during the quarter ended June 30, 2015, the Company has not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

On May 28, 2015, 4,700,000 shares of the Company's common stock was issued to an officer of the Company as compensation for services rendered at a price of $1.27 per share.

These shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”). These securities qualified for exemption under Section 4(a)(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(a)(2) of the Securities Act as they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

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

MERIDIAN WASTE SOLUTIONS, INC.

Date: August 14, 2015	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)