Form 10-Q
period 2015-09-30
Meridian Waste Solutions, Inc.
filed 2015-11-16
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-13984

MERIDIAN WASTE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

New York	133832215
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

12540 Broadwell Road, Suite 2104
Milton, GA 30004
(Address of principal executive offices)

12540 Broadwell Road, Suite 1203
Milton, GA 30004
(Previous address of principal executive offices)

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

As of November 16, 2015, there were 17,658,644 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Meridian Waste Solutions, Inc.
Consolidated Balance Sheet

	September 30,
	2015	December 31,
	(UNAUDITED)	2014
ASSETS
Current Assets
Cash	$568,542	$438,907
Accounts receivable, trade, net	589,201	588,479
Employee advance	11,564	37
Prepaid expenses	60,866	221,999
Other current assets	13,938	41,815
Total Current Assets	1,244,111	1,291,237

Property and Equipment, net of accumulated
depreciation of $2,167,917 and $956,315 respectively	7,410,308	7,654,765

Other Assets
Investment in related party affiliate	434,532	-
Capitalized software	-	434,532
Customer list, net of accumulated
amortization of $3,968,778 and $1,867,660 respectively	10,038,674	12,139,792
Deposits	8,303	8,303
Loan fees, net of accumulated
amortization of $23,900 and $11,247 respectively	26,712	39,365
Non-compete, net of accumulated
amortization of $42,500 and $20,000 respectively	107,500	130,000
Website, net of accumlated
amortization of $2,320 and $232 respectively	11,600	13,688
Total Other Assets	10,627,321	12,765,680

TOTAL ASSETS	$19,281,740	$21,711,682

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable	$678,965	$449,840
Accrued expenses	307,557	67,365
Notes payable	322,141	526,585
Deferred compensation	1,110,167	729,000
Deferred revenue	2,017,449	1,929,882
Convertible notes due related parties, includes put premiums	75,000	302,083
Operating line of credit and capital expenditure line of credit	-	1,675,160
Current portion - long term debt	107,050	1,357,143
Total Current Liabilities	4,618,329	7,037,058

Derivative liability - stock warrants	557,464	-
Derivative liability - interest rate swap	-	40,958
Long-term notes payable
Less: current portion - long term debt	11,761,392	8,826,190

Total Liabilities	16,937,185	15,904,206

Shareholders' Equity
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, issued and outstanding	71	71
Common stock, par value $.025, 75,000,000 shares authorized, 16,028,644 and 9,963,418 shares issued and outstanding, respectively	400,716	249,085
Treasury stock, at cost (230,000 shares)	(224,250)	(224,250)
Additional paid in capital	22,065,711	14,370,296
Accumulated deficit	(19,897,693)	(8,587,726)
Total Shareholders' Equity	2,344,555	5,807,476

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$19,281,740	$21,711,682

Meridian Waste Solutions, Inc.
Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue
Software sales	$-	$-	$-	$1,784
Services	3,382,221	3,165,708	9,733,330	9,074,413
Total Revenue	3,382,221	3,165,708	9,733,330	9,076,197

Cost of Sales/Services
Cost of Sales/Services	2,104,701	2,159,803	5,989,174	5,824,298
Depreciation	398,178	349,575	1,176,561	C1,065,774
Total Cost of Sales/Services	2,502,879	2,509,378	7,165,735	6,890,072

Gross Profit	879,342	656,330	2,567,595	2,186,125

Expenses
Bad debt expense	-	10,945	2,738	13,280
Compensation and related expense	326,404	415,609	8,706,809	808,002
Depreciation and amortization	759,865	723,853	2,214,390	1,211,730
Selling, general and administrative	1,185,770	328,060	2,539,620	1,459,486
Total Expenses	2,272,039	1,478,467	13,463,557	3,492,498

Other Income (Expenses):
Gain on disposal of asset	37,183	-	43,433	-
Miscellaneous income (loss)	2,612	(3,274)	20,635	-
Unrealized gain on change in fair value of derivative liablity	346,963	-	346,963	-
Unrealized gain on interest rate swap	30,584	-	40,958	-
Interest expense	(454,709)	(2,399)	(865,994)	(234,979)
Total Other Expenses	(37,367)	(5,673)	(414,005)	(234,979)

Net Loss before income taxes	(1,430,064)	(827,810)	(11,309,967)	(1,541,352)

Income tax expense	-	-	-	-

Net Loss	$(1,430,064)	$(827,810)	$(11,309,967)	$(1,541,352)

Basic Net Loss Per Share	$(0.11)	$(0.09)	$(0.95)	$(0.04)

Weighted Average Number of Shares Outstanding
(Basic and Diluted)	12,883,855	9,054,134	11,872,759	41,563,674

Meridian Waste Solutions, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(UNAUDITED)	(UNAUDITED)
OPERATING ACTIVITIES
Net loss from operations	$(11,309,967)	$(1,541,352)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	3,363,230	2,277,127
Amortization of debt discount	27,720	-
Stock issued to vendors for services	242,970	-
Stock issued to employees as incentive compensation	7,356,180	-
(Gain)Loss on disposal of equipment	(43,433)	-
(Gain) on fair value of deriviative liability	(346,963)
(Gain) on interest rate swap	(40,958)
Changes in working capital items:
Accounts receivable	(722)	(124,147)
Employee advance/other receivables	(11,527)	1,420
Prepaid expenses	189,010	(9,194)
Accounts payable and accrued expenses	469,319	85,632
Increase in deferred compensation	381,167	729,000
Deferred revenue	87,567	82,597
Other current liabilities	11,807	860,557
Cash flow from operating activities	375,400	2,361,640

INVESTING ACTIVITIES
Proceeds from sale of equipment	85,987	-
Acquisition of subsidiary	-	(150,000)
Purchased capitalized software	-	(105,057)
Cash paid for acquisition	-	(11,000,000)
Equipment acquired through acquisition of subsidiary	-	1,908,998
Purchased equipment	(1,022,968)	(914,738)
Cash flow from investing activities	(936,981)	(10,260,797)

FINANCING ACTIVITIES
Net proceeds from issuance of debt	12,258,645	7,689,146
Principle payments on notes payable	(11,567,429)	(876,954)
Proceeds from short term bridge financing	-	-
Cash flow from financing activities	691,216	6,812,192

Net change in cash	129,635	(1,086,965)
Beginning cash	438,907	1,471,131
Ending Cash	$568,542	$384,166

Supplemental disclosure of cash flow information:
Cash paid for interest	$404,691	$2,000

Supplemental Non-Cash Investing and Financing Information:
Disposition of capitalized software in exchange for equal value of equity in acquiring entity	$434,532	$-
Preferred stock issued in connection with acquisition of subsidiary	$-	$7,121,000

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 1 – NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Meridian Waste Solutions, Inc. (formerly Brooklyn Cheesecake and Desserts Company, Inc.) (the “Company”) is currently operating under  two separate Limited Liability Companies; Here To Serve-Missouri Waste Division, LLC (“HTSMWD”), a Missouri Limited Liability Company and Here To Serve Georgia Waste Division, LLC (“HTSGWD”), a Georgia Limited Liability Company.

In 2014, HTSMWD purchased the assets of a solid waste disposal company in the St. Louis, MO market. See Explanation of Change in Accounting Basis below.  This acquisition is considered the platform company for future acquisitions in the solid waste disposal industry.  HTSGWD was created to facilitate expansion in this industry throughout the Southeast.  The Company is primarily in the business of residential and commercial waste hauling and has contracts with various cities and municipalities.  The majority of the Company’s customers are located in the St. Louis metropolitan area.

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

Recapitalization

On October 17, 2014, Here to Serve-Missouri Waste Division, LLC, (HTSMWD) a Missouri Limited Liability Company, which is the historical business, entered into a Share Exchange Agreement with the Company and the sole member of HTSMWD whereby the Company agreed to acquire the membership interest of HTSMWD, HTST and HTSGWD in exchange for 9,054,134 shares of the Company’s common stock.  This transaction was closed on October 17, 2014 and HTSMWD became wholly-owned by the Company.  The Company is deemed to have issued 1,139,284 shares of common stock which represents the outstanding common shares of the Company just prior to the closing of the transaction.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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
SEPTEMBER 30, 2015

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

At the time of merger Here to Serve was a company with nominal operations whereas Meridian Waste Services, LLC consisted of the active and carry-forward business.  Accordingly Meridian Waste Services, LLC is deemed to be the predecessor entity and as such is presented as the comparable financial statements.  As such our financial statements are presented in two distinct periods to indicate the application of two different basis of accounting.  The Statement of Operations and Statement Cash Flows for the periods ending September 30, 2014 represent the results of operation of Meridian Waste Services, LLC, the predecessor and are presented for comparison purposes.

Also, see Note 5 – Acquisition below.

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
SEPTEMBER 30, 2015

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2015 , and the results of operations and cash flows for the three and nine months ending September 30, 2015 are not necessarily indicative of the results to be expected for a full year.

Basis of Consolidation

The consolidated financial statements for the nine months ending September 30, 2015 include the operations of the Company and its wholly-owned subsidiary Here to Serve-Missouri Waste Division, LLC.  The consolidated financial statements for the year ended December 31, 2014 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve-Missouri Waste Division, LLC and Here To Serve Technology, LLC (See Note 1 above for information related to the spinoff of Here To Serve Technology, LLC.)  The other subsidiary of the Company, Here To Serve Georgia Waste Division, LLC had no operations during the period.

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
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset.  The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  During the nine months ending September 30, 2015, the Company experienced no losses due to impairment.

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
SEPTEMBER 30, 2015

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include the valuation of stock-based compensation, the allowance for doubtful accounts, the useful life of property and equipment, derivative liabilities and deferred tax and valuation allowance..

Accounts Receivable

At September 30, 2015 the Company had $624,431 of gross trade receivables.    At December 31, 2014, the Company had $659,646 of gross trade receivables.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of receivables related to residential customers and commercial project invoices.  The estimated losses are based on managements’ evaluation of outstanding accounts receivable at the end of the accounting period.  At September 30, 2015, an allowance of $35,230 was recorded.  At December 31, 2014, the Company had an allowance of $71,167.

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
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

determines that an impairment charge is required based primarily on the financial condition and near-term prospect of this entity.

Capitalized Software

The Company acquired a software product that is under further development. This asset was being amortized over a three to five year period using the straight-line method of depreciation for book purposes beginning when the software is completed.

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
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue

The Company’s Missouri Waste Division bills one month in advance for the following three months.  The balance in deferred revenue represents amounts billed in July, August and September for services that will be provided during October, November and December.

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

The Company’s subsidiary, HTSMWD has two municipal contracts that account for a significant portion of the Company’s long-term contracted revenue.   One contract accounted for 28% and 27% and the other accounted for 19% and 18% of HTS Waste’s long-term contracted revenue for the three months ended September 30, 2015 and 2014 respectively.  One contract accounted for 29% and 28% and the other accounted for 20% and 19% of HTS Waste’s long-term contracted revenue for the six months ended September 30, 2015 and 2014 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. A diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

September 30, 2015 the Company had a series of convertible notes outstanding that could be converted into approximately 253,620 common shares.  Also, in connection with the debt refinancing (see Note 6 below), stock warrants were issued for 1,293,022 common shares.  These are not presented in the statement of operations since the company incurred a loss and the effect of these shares is anti- dilutive.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period).  The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

The Company recorded stock based compensation expense of $7,599,150 during the nine months ended September 30, 2015.

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
SEPTEMBER 30, 2015

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, including purchased and developed software is recorded at cost. The Company has depreciated or amortized these assets using the straight-line method over the useful lives of the asset. The useful lives are estimated to be between 2 and 7 years.

Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014

Furniture & office equipment	$249,387	$240,102
Containers	3,408,391	2,847,205
Trucks	5,920,447	5,523,773
Total Property and Equipment	9,578,225	8,611,080
Less: Accumulated Depreciation	(2,167,917)	(956,315)
Net Property and Equipment	$7,410,308	$7,654,765

Depreciation Expense for the nine months ending September 30, 2015 and 2014 was $1,224,871 and $1,090,687, respectively.

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

The acquisition was accounted for by Here to Serve using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value.  By the application of “push-down” accounting, our assets, liabilities and equity were accordingly adjusted to fair value on May 15, 2014.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.

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
SEPTEMBER 30, 2015

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
$20,099,750

Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	September 30, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Customer list	3.75 years	$14,007,452	$3,968,778	$10,038,674

Loan fees	1.75 years	50,613	23,901	26,712

Non compete agreement	3.75 years	150,000	42,500	107,500

Website	4.25 years	13,920	2,320	11,600

		$14,221,985	$4,037,499	$10,184,486

Amortization expense amounted to $2,138,359 and $1,186,817 for the nine months ending September 30, 2015 and 2014, respectively

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

At September 30, 2015 the Company had $75,000 in convertible notes to related parties which includes $15,000 in put premiums.

At December 31, 2014 the Company had a short term, non-interest bearing note payable of $150,000 which was incurred in connection with the Membership Interest Purchase Agreement discussed above.  This note was paid in January, 2015.  The Company also had a loan from Here to Serve Holding Corp. due to expenses paid by Here to Serve on behalf of the Company prior to the recapitalization which totaled $376,585.  The balance of these notes payable was $322,141 and $526,585 at September 30, 2015 and December 31, 2014, respectively.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

The Company had the following long-term debt

	September 30, 2015	December 31, 2014

Debt payable to Comerica Bank, senior debt	$-	$8,708,333
Debt payable to Praesidian Capital Opportunity Fund III, senior lender	7,815,529	-
Debt payable to Praesidian Capital Opportunity Fund III-A, senior lender	3,029,471	-
Equipment loans	425,149	-
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000
Less: debt discount	(876,707)	-
Total debt	11,868,442	10,183,333
Less: current portion	(107,050)	(1,357,143)
Long term debt less current portion	$11,761,392	$8,826,190

The debt payable to Comerica at December 31, 2014 and the Equipment loans at September 30, 2015 were the debt of Here to Serve-Missouri Waste Division, LLC, a subsidiary of the Company.

On August 6, 2015, the Company refinanced its long-term debt payable to Comerica Bank.  Proceeds from notes issued by the Company to Praesidian Capital Opportunity Fund III, LP and Praesidian Capital Opportunity Fund III-A, LP (together referred to as Praesidian) were $10,845,000.  These funds were distributed as follows:

Payoff of short term bridge financing	$432,938
Payoff of lines of credit with Commerica Bank	1,745,799
Payoff of senior debt to Comerica Bank	7,953,433
Refinancing fees	712,830

$10,845,000

The debt to Praesidian matures on August 6, 2020 with interest paid monthly at an annual rate of 14%.  In addition to the 14% interest rate, the Company issued to Praesidian warrants to purchase 1,293,022 shares of Common Stock of the Company.  The difference between the market price and the exercise price per the warrant was recorded as debt discount and will be amortized over the term of the debt.  Debt discount amortization for the nine months ended September 30, 2015 was $27,720.  See Derivative Liability below.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

In connection with the merger with Meridian Waste Services, LLC on May 15, 2014, notes payable to the sellers of Meridian were five-year term subordinated debt loans paying interest at 8%.

The Company’s Senior Secured Loan with Comerica Bank had an interest rate LIBOR plus 4.25% with a two-year term based on a seven-year amortization schedule.  In addition, the Company had a working capital line of credit with Comerica Bank of $1,250,000 at 4.75% of which the Company had drawn down $1,185,081 and $1,085,160 as of August 6, 2015 and December 31, 2014, respectively.  There is CAPEX line of credit of $750,000, of which the Company had drawn down $560,718 and $590,000 as of August 6, 2015 and December 31, 2014, respectively; again at 4.75% interest.

Finally, during the nine months ending September 30, 2015, the Company entered into four long-term loan agreements in connection with the purchase of equipment with rates between 4% and 5%.  At September 30, 2015, the balance of these four loans was $425,149.

Derivative Liability - Warrants

As indicated above, the Company issued warrants to purchase shares of Common Stock.  Due to the put feature contained in the agreement, a derivative liability was recorded for the warrants.   The Company’s derivative warrant instruments have been measured at fair value at September 30, 2015 using the Black-Scholes model.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statement of operations.

The Company has used the Black-Scholes pricing model to calculate the fair value as of September 30, 2015.  The Back-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future and the dividend rate.  The key inputs used in the September 30, 2015 fair value calculations were as follows:

September 30, 2015
Current exercise price	$0.025
Time to expiration	8/6/2016
Risk-free interest rate	0.35%
Estimated volatility	210%
Dividend	0
Stock price on September 30, 2015	$0.72
Expected forfeiture rate	0%

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

The change in the market value for the period ending September 30, 2015 is as follows:

Fair value of warrants @ August 6, 2015	$904,427

Unrealized gain on derivative liability	346,963

Fair value of warrants @ September 30, 2015	$557,464

Derivative Liability – Interest Rate Swap

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

At December 31, 2014, the Company had $5,414,634 of non-amortizing variable rate debt outstanding with interest payments due on a monthly basis.  The note accrues interest at the 1-month LIBOR plus 4.25%.  In order to hedge interest rate risk, the Company entered into an interest rate swap for a notional amount of $5,414,634 at fixed rate of 4.75%.  Under the swap agreement, the Company pays the fixed rate on the $5,414,634 notional amount on a monthly basis, and receives the 1-month LIBOR plus 4.25% on a monthly basis.  Payments are settled on a net basis, and the Company has effectively converted its variable-rate debt into fixed-rate debt with an effective interest rate of 4.75%.  , The net settlement amount of the interest rate swap as of September 30, 2015 and December 31, 2014 was $0 and $40,958, respectively.  The Company no longer has this swap as it was settled in the debt restructuring discussed above.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.025 and 71,261 shares of Preferred stock with a par value of $0.001.  There were 16,028,644 and 9,963,418 common shares outstanding as of September 30, 2015 and December 31, 2014, respectively.  There were 71,261 of Preferred shares outstanding at September 30, 2015 and December 31, 2014.  There are two classes of Preferred stock, Series A and Series B.

There are 51 shares of Series A Preferred stock issued and outstanding as of September 30, 2015 and December 31, 2014.   Series A stock has no conversion rights, is senior to any

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

other class or series of capital stock of the Company and special voting rights.  Each one (1) share of Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y)  0.49, Minus (z) the Numerator.

There are 71,210 shares of Series B Preferred Stock issued and outstanding as of September 30, 2015 and December 31, 2014.  Holders of Series B Preferred stock shall be entitled to receive when, as and if declared by the Board of Directors cumulative dividends at the rate of twelve percent (12%) of the Original Issue Price.  The maximum potential dividend through September 30, 2015 would be $961,335.  In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series B Preferred stock shall be entitled to receive, immediately prior and in preference to any distribution to holders of the Company’s common stock, an amount per share equal to the sum of $100.00 and any accrued and unpaid dividends of the Series B Preferred Stock.  Each share of Series B Preferred Stock may be converted at the option of the holder into the Company’s Common stock.  The shares shall be converted using the “Conversion Formula”: divide the Original Issue Price by 75% of the average closing bid price of the Common Stock for the five (5) consecutive trading days ending on the trading day of the receipt by the Company of the notice of conversion.

During the nine months ending September 30, 2015, 5,864,393 shares of common stock were issued.  The fair value of the shares of common stock were based on the quoted trading price on the date of issuance.  173,550 of these shares were issued to vendors for services generating a professional fees expense of $242,970.  5,690,843 of these shares were issued to officers and employees as incentive compensation resulting in compensation expense of $7,356,180.

Also, during the nine months ending September 30, 2015, 200,833 shares of common stock were issued related to the conversion of related party debt at contractual terms.  Per the convertible note agreement, the shares were converted at 75% of the closing bid price on the date of conversion.  The value of the debt and accrued interest converted was $247,896.

NOTE 8 – COMMON STOCK WARRANTS

The Company has issued and outstanding warrants for 1,293,022 common shares, as adjusted, with the current exercise price of $0.025, as adjusted, expiring August 6, 2016.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 8 – COMMON STOCK WARRANTS (CONTINUED)

A summary of the status of the Company’s outstanding common stock warrants as of September 30, 2015 and changes during the nine months ending on that date is as follows:

	Number of	Average
	Warrants	Exercise Price
Balance at December 31, 2014	0	$-
Granted	1,293,022	0.025
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2015	1,293,022	$0.025

The following table summarizes information about common stock warrants outstanding at September 30, 2015:

Warrants Outstanding			Warrants Exercisable
Number Outstanding			Number Exercisable
September 30, 2015	Remaining Life	Exercise Price	September 30, 2015	Exercise Price

1,293,022	1.0 year	$0.025	1,293,022	$0.025

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has leased office space at 12540 Broadwell Rd., Suite 1203 Milton, GA 30004.

NOTE 10 – FAIR VALUE MEASUREMENT

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

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 10 – FAIR VALUE MEASUREMENT (CONTINUED)

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

The following table sets forth the liabilities at September 30, 2015, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (level 3)

Description	September 30,2015

Derivative liability	$557,464	$-	$-	$557,464

Stock settled debt	75,000	60,000	-	15,000
	$632,464	$60,000	$-	$572,464

NOTE 11 – LEASES

The Company’s subsidiary Here to Serve-Missouri Waste Division, LLC leases its office and warehouse facilities.  The lease agreement commenced September 1, 2010 and expires August 30, 2017.  This lease was assigned to the Company when the subsidiary purchased Meridian Waste Services, LLC on May 16, 2014.  Future minimum lease payments at September 30, 2015 are as follows:

2015	$77,798
2016	278,415
2017	260,255
Thereafter	-
Total	$616,468

Rent expense amounted to $222,869 and $221,302 for the nine months ended September 30, 2015 and 2014, respectively.

MERIDIAN WASTE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 12 – BONDING

In connection with its normal activities, the Company may be required to acquire a Performance bond on contracts with customers.  There were not any performance bonds required for the nine months ended September 30, 2015.

NOTE 13 – RELATED PARTY

As discussed in Note 1 above as Spinoff of Here to Serve Technology, LLC, the Company sold certain of its assets to Mobile Science Technologies, Inc. (MSTI), which is a related party.  MSTI is related in that it has common shareholders with the Company.  Related to this spinoff, there were certain consulting/professional expenses incurred by the Company after the spin-off due to commitments made prior to the spinoff.  These expenses ($427,570) were recorded as professional fees included in Selling, general and administrative as they are not recoverable from the affiliate.

As indicated above in Note 6, the Company has certain convertible notes payables to related parties.  These parties are related in that they are shareholders of the Company.

NOTE 14 – SUBSEQUENT EVENTS

Effective October 16, 2015, the Company entered into an Amended and Restated Membership Interest Purchase Agreement (“MIPA”) with Timothy M. Drury, Christian Disposal, LLC, a Missouri limited liability company, and FWCD, LLC, a Missouri limited liability company wholly-owned by Christian Disposal, LLC. Christian Disposal, LLC and FWCD, LLC own and operate a solid waste collection, transportation and disposal business located in Winfield, Missouri. Per the terms of the agreement, the Company will purchase one hundred percent (100%) of the membership interests of the company, for $13,000,000 in cash and, subject to working capital adjustments, $2,000,000 in restricted common stock and other earn out considerations. Consummation of the acquisition is subject to customary closing conditions, including, among others, and the absence of certain legal impediments to the consummation of the acquisition.

On November 16, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), dated as of November 13, 2015, with Eagle Ridge Landfill, LLC, an Ohio limited liability company (the “Seller”), which owns and operates a landfill and waste hauling business located in Bowling Green, MO.   Per the terms of the Purchase Agreement, the Company will purchase the land and substantially all the assets of the Seller used in operation of its business for $9,506,500.00.  Consummation of the acquisition is subject to customary closing conditions, including, among others, the absence of certain legal impediments to the consummation of the acquisition.

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

Plan of Operation

The platform operation of the Company is our subsidiary Here To Serve-Missouri Waste Division, LLC (“HTS Waste”).  HTS Waste is in the business of collection of non-hazardous solid waste.  Our revenue is generated primarily by collection services provided to residential customers, as well as commercial and temporary roll-off customers. The Company's agreement with Praesidian Capital, has allowed the Company to focus on pursuing waste solutions opportunities in the Midwest, in order to differentiate itself from its larger competitors. With respect to our platform operation in St. Louis, the Company is focused on building in and around this initial marketplace. We are continuing to evaluate our infrastructure needs, placing importance on revenue and cash-flow growth.  The Company is specifically focused on bidding on municipal contracts in the St. Louis market, as well as acquisitions throughout the Midwest to drive this plan.   The Company plans to remain vigilant in understanding the many solutions in the waste industry and adapting to the changing landscape in order to maximize the returns of its capital in the marketplace. The Company has executed its first step with its agreement with Praesidian Capital to build the capital structure needed to execute its forward strategy.

Overview

We intend for this discussion to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements (unaudited) and accompanying notes for the nine months ended September 30, 2015.

Executive Overview

General Overview of Our Business

The platform operation of the Company is our subsidiary Here To Serve-Missouri Waste Division, LLC (“HTS Waste”).  HTS Waste is in the business of collection of non-hazardous solid waste.  Our revenue is generated primarily by collection services provided to residential and commercial customers.  The following table reflects the  total revenue of the Company for the nine months ending September 30, 2015, annualized and the  years ending December 31, 2014 and 2013 (dollars in thousands):

	Annualized
	thru September 30, 2015		2014		2013
	%			%		%
	increase			increase		increase
Revenues	$13,100	7.4%	$12,200	7.5%	$11,350	11.0%

As our revenues continue to grow in this existing market, we plan to increase the rate of this growth by expanding our presence in the commercial arena while to continuing our growth in the “roll-off” business.  Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 40 cubic yards) that are loaded on to and off of the collection vehicle.

Management also expects to continue to grow through additional mergers and acquisitions.

Results of Operations

Revenue

The Company’s revenue continue to grow as indicated above.  This growth is attributed to aggressive marketing in existing markets as well as an exerted effort to grow in both the commercial and roll-off lines of business.

Gross Profit

Gross profit percentage for the nine months ending September 30, 2015 is 26%.  This is a slight increase over the percentage for the nine months ending September 30, 2014.  The small increase is significant in that it shows management’s ability to improve efficiencies of operations and the increased margins associated with the new product lines.  The amount of increase would be larger if not for an increase in depreciation expense included in cost of sales and an increase in disposal cost.  The increase in depreciation expense is due to the application of “push-down” accounting adjusting the value of depreciable property to fair value on May 15, 2014 and the addition of new equipment.  Gross profit percentage for the 3 months ending September 30, 2015 reflects the same increase.

Operating Expenses

Selling, general and administrative expenses were $13,463,557 for the nine months ending September 30, 2015.  This significant increase over the level of selling, general and administrative expenses of like period of the prior year is again related to the use of “push-down” accounting related to the business combination that occurred in May of 2014.  Also there were significant incentive packages awarded to certain employees and vendors in connection with the reorganization.  The significate incentive package was awarded during the 3 months ended June 30, 2015.

Segment Information

Not applicable.

Liquidity and Capital Resources

As of September 30, 2015, the Company had negative working capital of $3,374,218.  This lack of liquidity is mitigated by the Company’s ability to generate cash from operating activities.  Cash generated from operating activities was $375,400 for the nine months ending September 30, 2015.  The Company purchased over $1 million of new equipment while increasing long term debt by only $691,000 during the nine months ending September 30, 2015.  This improved liquidity was facilitated by the debt restructuring discussed below.

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

Our net revenues have been sufficient to fund our operating expenses. At September 30, 2015, we had a cash balance of $568,542.  Since inception, we have not raised any capital from the sale of common stock to fund our operating expenses. During the 3 months ending September 30, 2015, the Company eliminated its Credit Facility with Comerica Bank (see Debt Restructuring with Praesidian Capital Opportunity Fund III, LP below).  We currently have no material commitments for capital expenditures and believe that our cash requirements over the next 12 months will be approximately $1,000,000. In order to fund future growth and expansion through acquisitions and capital expenditures, the company may be required to raise capital through the sale of its securities.

In order to fund future and expansion through acquisitions and capital expenditures, the Company may be required to raise capital through the sale of its securities on the public market.

Debt Restructuring with Praesidian Capital Opportunity Fund III, LP

On August 6, 2015, the Company entered into a financing agreement with Praesidian Capital Opportunity Fund III, LP whereby the Comerica facilities described below and other short term bridge financing were paid.  Total proceeds from this financing were used to eliminate this debt.  The strategic partnership formed with Praesidian creates the opportunity for the company to cash flow operations along with additional invested capital to fund future acquisitions.  The results of these actions creates a larger company with significant cash flows that will allow the company to obtain favorable rates on future senior credit facilities.

On April 30, 2014, the Here to Serve-Missouri Waste Division LLC, a subsidiary of the Company, entered into a 24 month senior secured revolving credit facility (the “Credit Facility”) with Comerica Bank, as lender (the “Credit Agreement”). Borrowings under the Credit Facility will be used for working capital purposes.

The Credit Agreement provides for an initial commitment of $1,250,000, Borrowings under the Credit Facility will bear interest in an amount not to exceed 25% per annum or the highest applicable usury ceiling, whichever is less. The Credit Facility is secured by a lien on all assets of Here to Serve-Missouri Waste Division LLC.

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

The above description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by the full text of the Purchase Agreement, which is included as an exhibit to this Current Report on Form 8-K and is incorporated by reference.

Amended and Restated Membership Interest Purchase Agreement

Effective October 16, 2015, Meridian Waste Solutions, Inc. (the “Company”) entered into an Amended and Restated Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among the Company, Timothy M. Drury ("Seller"); Christian Disposal LLC ("Christian Disposal"); FWCD, LLC, a Missouri limited liability company wholly owned by Christian Disposal; Here to Serve-Missouri Waste Division, LLC, a Missouri limited liability company wholly owned by the Company; and Here to Serve Georgia Waste Division, LLC, a Georgia limited liability company wholly owned by the Company. The parties to the Purchase Agreement (the “Parties”) executed and delivered the Purchase Agreement to amend and restate the terms and conditions of that certain Membership Interest Purchase Agreement by and among the parties, dated September 11, 2015, as amended (the “Original Agreement”), to reflect, among other changes, that based on the delivery of due diligence materials and completion of certain negotiations with respect to the schedules and exhibits to the Purchase Agreement, certain rights of the parties to terminate the Original Agreement without recourse are no longer applicable, binding the parties thereto to the obligations therein.

Pursuant to the Purchase Agreement, upon the closing of the Purchase Agreement (the “Closing”), to take place on November 30, 2015 or such other date as the Parties my agree, subject to customary closing conditions as set forth in the Purchase Agreement, the Company will purchase from Seller 100% of the membership interests of Christian Disposal in exchange for the following (collectively, the “Purchase Price”): (i) Thirteen Million Dollars ($13,000,000), subject to a working capital adjustment in accordance with Section 1.4 of the Purchase Agreement; (ii) shares of the Company’s common stock in the amount equivalent to Two Million Dollars ($2,000,000) as of the Closing, in accordance with Section 1.3(a)(ii) of the Purchase Agreement; (iii) a Convertible Promissory Note in the amount of One Million Dollars ($1,000,000), bearing interest at 8% per annum; and (iv) an additional purchase price of Two Million Dollars ($2,000,000), payable upon satisfaction of certain conditions, and subject to any applicable reductions, set forth in the Purchase Agreement. The Purchase Agreement contains typical representations, warranties and covenants.

The above description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by the full text of the Purchase Agreement, which is included as an exhibit to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 22, 2015 and is incorporated herein by reference.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, during the quarter ended September 30, 2015, the Company has not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

During the nine months ending September 30, 2015, 5,864,393 shares of common stock were issued.  The fair value of the shares of common stock were based on the quoted trading price on the date of issuance.  173,550 of these shares were issued to vendors for services generating a professional fees expense of $242,970.  5,690,843 of these shares were issued to officers and employees as incentive compensation resulting in compensation expense of $7,356,180.

Also, during the nine months ending September 30, 2015, 200,833 shares of common stock were issued related to the conversion of related party debt.  Per the convertible note agreement, the shares were converted at 75% of the closing bid price on the date of conversion.  The value of the debt and accrued interest converted was $247,896.

The Company has issued and outstanding warrants for 1,293,022 common shares, as adjusted, with the current exercise price of $0.025, as adjusted, expiring August 6, 2016.

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

4.1*
Note and Warrant Purchase Agreement and Security Agreement, by and among Meridian Waste Solutions, Inc., Here to Serve - Missouri Waste Division, LLC, Here to Serve - Georgia Waste Division, LLC, Meridian Land Company, LLC, certain subsidiaries of the Company, the purchasers from time to time party thereto and Praesidian Capital Opportunity Fund III, LP, dated August 6, 2015

4.2*	Note A, issued in favor of Praesidian Capital Opportunity Fund III, LP, in the principal amount of $2,644,812.57, dated August 6, 2015

4.3*	Note A, issued in favor of Praesidian Capital Opportunity Fund III-a, LP, in the principal amount of $1,025,187.43, dated August 6, 2015

4.4*	Note B, issued in favor of Praesidian Capital Opportunity Fund III, LP, in the principal amount of $5,170,716.68, dated August 6, 2015

4.5*	Note B, issued in favor of Praesidian Capital Opportunity Fund III-a, LP, in the principal amount of $2,004,283.32, dated August 6, 2015

4.6*	Warrant issued in favor of Praesidian Capital Opportunity Fund III, LP, dated August 6, 2015

4.7*	Warrant issued in favor of Praesidian Capital Opportunity Fund III-a, LP, dated August 6, 2015

10.1*	Pledge Agreement by and among Meridian Waste Solutions, Inc., the pledgors party thereto and Praesidian Capital Opportunity Fund III, LP, dated August 6, 2015

10.2
Amended and Restated Membership Interest Purchase Agreement (incorporated herein by reference to the Current Report on Form 8-K filed with the U.S Securities and Exchange Commission on October 22, 2015)

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

MERIDIAN WASTE SOLUTIONS, INC.

Date: November 16, 2015	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)