Form 10-K
period 2015-12-31
Meridian Waste Solutions, Inc.
filed 2016-04-14
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-13984

MERIDIAN WASTE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3832215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12540 Broadwell Road, Suite 2104
Milton, GA30004
(Address of principal executive offices)

 (678) 871-7457
 (Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.025 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2015, was $4,884,005. As of April 14, 2016, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 23,197,223.

Documents Incorporated By Reference: None.

MERIDIAN WASTE SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2015

PART I

FORWARD LOOKING STATEMENTS

Except for historical information, this document contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that “we expect,” “we anticipate,” “we intend,” “we believe,” and similar language.  We caution that any forward-looking statement made by us in this Form 10-K or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-K beginning on page 12.

Item 1.  Business

On October 17, 2014, Meridian Waste Solutions, Inc. (formerly known as Brooklyn Cheesecake & Desserts Company, Inc.) (the “Company”) entered into that certain Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among Here to Serve Holding Corp., a Delaware corporation, as seller (“Here to Serve”), the Company, as parent, Brooklyn Cheesecake & Dessert Acquisition Corp., a wholly-owned subsidiary of the Company, as buyer (the “Acquisition Corp.”), the Chief Executive Officer of the Company (the “Company Executive”), the majority shareholder of the Company (the “Company Majority Shareholder”) and certain shareholders of Here to Serve (the “Here to Serve Shareholders”), pursuant to which the Acquisition Corp acquired from Here to Serve all of Here to Serve’s right, title and interest in and to (i) 100% of the membership interests of Here to Serve – Missouri Waste Division, LLC d/b/a Meridian Waste, a Missouri limited liability company (“HTS Waste”); (ii) 100% of the membership interests of Here to Serve Technology, LLC, a Georgia limited liability company (“HTS Tech”); and (iii) 100% of the membership interests of Here to Serve – Georgia Waste Division, LLC, a Georgia limited liability company (“HTS Waste Georgia”, and together with HTS Waste and HTS Tech, collectively, the “Membership Interests”).  As consideration for the Membership Interests, on October 31, 2014 (the “Closing Date”) (i) the Company issued to Here to Serve 9,054,134 shares of the Company’s common stock (the “Common Stock”); (ii) the Company issued to the holder of Class A Preferred Stock of Here to Serve (“Here to Serve’s Class A Preferred Stock”) 51 shares of the Company’s to-be-designated Class A Preferred Stock (the “Class A Preferred Stock”), which Class A Preferred Stock shall have the rights and preferences as described in the Purchase Agreement; (iii) the Company issued to the holder of Class B Preferred Stock of Here to Serve (Here to Serve’s Class B Preferred Stock”) an aggregate of 71,120 shares of the Company’s to-be-designated Class B Preferred Stock (the “Class B Preferred Stock”), which Class B Preferred Stock shall have the rights and preferences as described in the Purchase Agreement (the Common Stock, the Class A Preferred Stock and the Class B Preferred Stock are referred to as the “Purchase Price Shares;”), and (iv) the Company shall assume certain assumed liabilities (the “Initial Consideration”).

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

On March 27, 2015, the Company filed a Certificate of Amendment of the Certificate of Incorporation to change the name of the Company from Brooklyn Cheesecake & Desserts Company, Inc. to Meridian Waste Solutions, Inc. (the “Name Change”). On April 15, 2015, the Company received approval from FINRA for the Name Change and to change its stock symbol from BCKE to MRDN.

Effective December 22, 2015, the Company consummated the closing of the Amended and Restated Membership Interest Purchase Agreement, dated October 16, 2015, by and among the Company, Timothy M. Drury ("Seller"), Christian Disposal LLC (“Christian Disposal”), FWCD, LLC (“FWCD”), Missouri Waste and Georgia Waste, as amended by that certain First Amendment thereto, dated December 4, 2015 (the “Christian Purchase Agreement”). Pursuant to the Christian Purchase Agreement, the Company purchased from Seller 100% of the membership interests of Christian Disposal in exchange for the following: (i) Thirteen Million Dollars ($13,000,000), subject to a working capital adjustment in accordance with Section 1.4 of the Purchase Agreement; (ii) 1,750,000 shares of the Company’s common stock; (iii) a Convertible Promissory Note in the amount of One Million Two Hundred Fifty Thousand Dollars ($1,250,000), bearing interest at 8% per annum (the “Seller Note”); and (iv) an additional purchase price of Two Million Dollars ($2,000,000), payable upon completion of an extension under a certain contract to which Christian Disposal is party, in accordance with, and subject to any applicable reductions set forth in, Section 1.3(b) of the Purchase Agreement.

Effective December 22, 2015, Meridian Land Company, LLC (“Meridian Land”), a wholly-owned subsidiary of the Company, consummated the closing of that certain Asset Purchase Agreement, dated November 13, 2015, by and between Meridian Land and Eagle Ridge Landfill, LLC (“Eagle”), as amended by that certain Amendment to Asset Purchase Agreement, dated December 18, 2015, to which the Company and WCA Waste Corporation are also party (the “Eagle Purchase Agreement”), pursuant to which Meridian Land purchased from Eagle, a landfill located in Pike County, Missouri and certain of the assets, rights and properties related to such business of Eagle, including certain debts, in exchange for $9,506,500, subject to a working capital adjustment.

Overview

Here To Serve Holding Corp., f/k/a F3 Technologies, Inc. (the “Company” or “Here to Serve,”) was incorporated in the State of Delaware as New Ithaca Corporation on September 22, 1983. Here To Serve is a holding company and, prior to the closing of the Purchase Agreement, was the sole owner of all membership interests in Here to Serve – Missouri Waste Division, LLC d/b/a Meridian Waste, a Missouri limited liability company (“HTS Waste”); (ii) Here to Serve Technology, LLC, a Georgia limited liability company (“HTS Tech”); and (iii) Here to Serve – Georgia Waste Division, LLC, a Georgia limited liability company (“HTS Waste Georgia”).  A description of the business of each such company, in addition to the businesses of Christian, FWCD and those related to the assets acquired from Eagle, follows.

Here to Serve – Missouri Waste Division, LLC d/b/a Meridian Waste

HTS Waste is a non-hazardous solid waste management company providing collection services for approximately 45,000 commercial, industrial and residential customers in Missouri. We own one collection operation based out of Bridgeton, Missouri. Approximately 100% of HTS Waste’s 2015 revenue was from collection, utilizing over 60 collection vehicles.

Here To Serve began non-hazardous waste collection operations in May 2014 upon the acquisition of nearly all of the assets from Meridian Waste Service, LLC that in turn became the core of our operations. From our formation through today, we have begun to create the infrastructure needed to expand our operations through acquisitions and market development opportunities.

Christian Disposal, LLC; FWCD

Christian Disposal, along with its subsidiary, FWCD, LLC, is a non-hazardous solid waste management company providing collection and transfer services for approximately 35,000 commercial, industrial and residential customers in Missouri. Christian Disposal’s collection operation is based out of Winfield, Missouri. Along with operations in Winfield, Christian Disposal operates two transfer stations, in the O’Fallon, Missouri and St. Peters, Missouri and own one transfer station, in Winfield, Missouri.  Approximately 100% of Christian Disposal and FWCD’s 2015 revenue was from collection and transfer, utilizing over 35 collection vehicles.

Christian Disposal began non-hazardous waste collection operations in 1978. Our acquisition of Christian Disposal is a key element of our strategy to create the vertically integrated infrastructure needed to expand our operations.

Meridian Land Company, LLC (Assets of Eagle Ridge Landfill & Hauling)

The Eagle Ridge Landfill (the “Eagle Ridge Landfill”), acquired by Meridian Land, is currently permitted to accept municipal solid waste.  The Eagle Ridge Landfill is located in Bowling Green, Missouri.  Meridian Land Company currently owns 265 acres at Eagle Ridge with 56.7 acres permitted and constructed to receive waste.

In addition to the Eagle Ridge Landfill, the Company operates, through Meridian Land Company, hauling operations in Bowling Green, Missouri, servicing commercial, residential and roll off customers in this market.  The Company will be looking to expand its footprint in the market through an aggressive sales and marketing strategy, as well as through additional acquisitions.

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

Integration and Acquisitions

Vertical Integration and Internalization

Vertical integration is a key element of our operating strategy for the future because it will allow us to manage the waste stream from the point of collection through disposal, thereby maximizing the rate of waste internalization, increasing our operating margins and improving our operating cash flows.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, our acquisition of a landfill in our market area in the Eagle Purchase Agreement provides the Company with substantial leverage in the waste management business.   Additionally,  in addition to having our own landfill, we have access to third-party landfills located in St. Louis, Missouri and are actively seeking to purchase or lease additional landfills, transfer stations or a waste-to-energy facility in order to internalize our existing volume.

Acquisition History and Outlook

Acquisitions will play a key role in our planned revenue growth and expansion into new markets.  Our acquisition of Christian Disposal, FWCD and the assets from Eagle expand on our platform and infrastructure to make additional acquisitions in the near future. We strive to integrate all of our completed acquisitions into our existing operations as soon as feasible; however, based on our current trajectory it may take up to a year to fully realize operating synergies for the acquisitions that we completed.

In 2016, we intend to continue seeking and pursuing attractive acquisition opportunities that enable us to grow our current operations based on (i) new markets, (ii) acquiring disposal and transfer capacity, and (iii) waste streams opportunities.  In 2016, having closed on a robust senior credit facility we may consider a secondary offering to raise capital for immediate acquisition targets, in our continued effotrs to effectively build a comprehensive waste solutions enterprise.

Waste Operations and Customers

The operations of Meridian Waste Solutions and its subsidiaries consist of the collection of solid waste.

Customers

Meridian Waste Solutions is expanding to provide a broad and diverse customer base.   We have two municipal contracts that accounted for 26% and 27%  and the other contract accounted for 18% and 19% of HTS Waste’s long-term contracted revenue for the years ended December 31, 2015 and 2014 respectively.

Collection Services

Meridian Waste Solutions, through its subsidiaries, provides solid waste collection services to approximately 75,000 industrial, commercial and residential customers in the Metropolitan St. Louis, Missouri area.  In 2015, its collection revenue consisted of approximately 17% from services provided to industrial customers, 13% from services provided to commercial customers and 70% from services provided to residential customers.

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

Access to a disposal facility is a necessity for all solid waste management companies.  While access to disposal facilities owned or operated by third parties can be obtained, we believe that it is preferable to internalize the waste streams when possible.  Meridian Waste Solutions is targeting further geographic, as well as operational expansion by focusing on markets with transfer stations and landfills available for acquisition.

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

Employees

As of April 9, 2016, we have approximately 180 full-time employees.  None of our employees are represented by a labor union.   We have not experienced any work stoppages and we believe that our relations with our employees are good.

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

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

WE ARE SUBJECT TO ENVIRONMENTAL AND SAFETY LAWS, WHICH RESTRICT OUR OPERATIONS AND INCREASE OUR COSTS.

We are subject to extensive federal, state and local laws and regulations relating to environmental protection and occupational safety and health.  These include, among other things, laws and regulations governing the use, treatment, storage and disposal of wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances.  Our compliance with existing regulatory requirements is costly, and continued changes in these regulations could increase our compliance costs. Government laws and regulations often require us to enhance or replace our equipment. We are required to obtain and maintain permits that are subject to strict regulatory requirements and are difficult and costly to obtain and maintain.  We may be unable to implement price increases sufficient to offset the cost of complying with these laws and regulations.  In addition, regulatory changes could accelerate or increase expenditures for closure and post-closure monitoring at solid waste facilities and obligate us to spend sums over the amounts that we have accrued. In order to develop, expand or operate a landfill or other waste management facility, we must have various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. The permits and approvals are often difficult, time consuming and costly to obtain and could contain conditions that limit our operations.

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

THE COMPANY’S FAILURE TO COMPLY WITH THE OBLIGATIONS SET FORTH IN THE AGREEMENTS ENTERED INTO WITH GOLDMAN SACHS SPECIALTY LENDING GROUP, L.P. MAY RESULT IN THE FORECLOSURE OF THE COMPANY’S OR ITS SUBSIDIARIES’ PLEDGED ASSETS AND OTHER ADVERSE CONSEQUENCES.

Effective December 22, 2015, the Company closed a Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company, Brooklyn Cheesecake & Dessert Acquisition Corp., Here to Serve - Missouri Waste Division, LLC, Here to Serve - Georgia Waste Division, LLC, Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, and certain subsidiaries of the Company, as Guarantors, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger.

The Company’s failure to comply with the obligations set forth in the Credit Agreement and related documents or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse consequences.

For more detailed information with respect to the Credit Agreement and related documents please refer to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2015.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR REVENUE.

At this time, the Company has two municipal contracts that account for 26% and 18% of our long term contracted revenues for the fiscal year ended December 31, 2015. Because we depend on these customers for a majority of our revenue, a loss of one of these customers could materially adversely affect our business and financial condition. If these principal customers cease using our services, our business could be materially adversely affected.

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

OUR OPERATIONS ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS, AS WELL AS CONTRACTUAL OBLIGATIONS THAT MAY RESULT IN SIGNIFICANT LIABILITIES.

We risk of incurring significant environmental liabilities in connection with our use, treatment, storage, transfer and disposal of waste materials. Under applicable environmental laws and regulations, we could be liable if our operations are found to cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. This risk is of particular concern as we execute our growth strategy, partially though acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Additionally, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and, under applicable law, we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

OUR BUSINESS IS SUBJECT TO OPERATIONAL AND SAFETY RISKS, INCLUDING THE RISK OF PERSONAL INJURY TO EMPLOYEES AND OTHERS.

Providing environmental and waste management services, including operating landfills, involves risks such as vehicular accidents and equipment defects, malfunctions and failures. Additionally, there are risks associated with waste mass instability and releases of hazardous materials or odors. There may also be risks presented by the potential for subsurface chemical reactions causing elevated landfill temperatures and increased production of leachate, landfill gas and odors. Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.

While we seek to minimize our exposure to such risks through comprehensive training, compliance and response and recovery programs, as well as vehicle and equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected. Any such incidents could also adversely impact our reputation and reduce the value of our brand. Additionally, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, with a corresponding increase in operating expense.

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

INCREASES IN THE COSTS OF DISPOSAL MAY REDUCE OUR OPERATING MARGINS.

In 2015, we disposed of approximately 100% of the waste that we collect in landfills operated by others, and that rate may not decrease significantly in the future.  We may incur increases in disposal fees paid to third parties.  Failure to pass these costs on to our customers may reduce our operating margins.  In December 2015, the Company purchased Eagle Ridge as part of its strategy to internalize a majority of its volume.  As of April 2016, the Company will be beginning to move its volume away from third party landfills.  Going forward, the Company may not internalize all of its volume in its own landfill, which may limit the expected savings it anticipated from the acquisition of Eagle Ridge.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer, Mr. Jeffrey S. Cosman. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. We have an employment agreement with Mr. Cosman. We maintain key person life insurance policy on Mr. Cosman. The loss of one or more of our key employees or groups could seriously harm our business.

Mr Cosman is the majority shareholder and control person of Here To Serve Holding Corp.  Here To Serve is a holding company evaluating acquisitions in various industries.

Additionally, Mr. Cosman has a minority equity interest in Rush The Puck, LLC.  Rush The Puck does business as Rosewood Communication Supply, a warehouse centric telecom parts and supplies distributor. The Company does not have an arrangement with Rosewood Communication Supply or Mr. Cosman for past, current or future services to be performed between Rosewood Communication Supply and Meridian Waste Solutions, Inc.  Mr. Cosman spends approximately one hour per month on Rosewood Communication Supply.

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

WE NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services will require the commitment of substantial resources to implement our business plan. In addition, substantial expenditures will be required to enable us to complete projects in the future.  Currently, we have a credit agreement with Goldman Sachs Specialty Lending Group.  However, it is likely we would need to seek additional financing through subsequent future private or public offerings of our equity securities or through strategic partnerships and other arrangements with corporate partners.

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

THE OWNERSHIP BY OUR CHIEF EXECUTIVE OFFICER OF SERIES A PREFERRED STOCK WILL LIKELY LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

Mr. Jeffrey S. Cosman, our chief executive officer, is the beneficial owner of 100% of the outstanding shares of the Company’s Series A Preferred Stock. As a result, our chief executive officer would have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. In addition, Mr. Cosman beneficially owns approximately 49% of our issued and outstanding common stock. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

OUR COMMON STOCK IS CURRENTLY ELIGIBLE FOR QUOTATION ON THE OTQB OPERATED BY OTC MARKETS GROUP, INC. AND AN INVESTOR’S ABILITY TO TRADE OUR COMMON STOCK MAY BE LIMITED BY TRADING VOLUME.

The trading volume in our common shares has been relatively limited.  A consistently active trading market for our common stock may not develop on the OTCQB.  The average daily trading volume in our common stock on the OTCQB as of April 14, 2016 was limited or negligible. Accordingly, the ability of our shareholders to sell their shares of our common stock may be extremely limited.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 80,000,000 shares of capital stock, which includes 4,928,829 shares of blank check preferred stock, par value $0.001, for which the designations, rights and preferences may be established by the Board.

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

POSSIBLE ADVERSE EFFECT OF ISSUANCE OF PREFERRED STOCK

Our Restated Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock, of which 4,928,829 shares are available for issuance, with designations, rights and preferences as determined from time to time by the Board of Directors. As a result of the foregoing, the Board of Directors can issue, without further shareholder approval, Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock.  The issuance of Preferred Stock could, under certain circumstances, discourage, delay or prevent a change in control of the Company.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office is located at 12540 Broadwell Road, Suite 2104, Milton, Georgia and is an approximately 3,500 sq. ft. office space rented at a rate of $2,600 per month. We also lease approximately 8,500 sq. ft. of office space rented at a rate of $23,000 per month in Bridgeton, Missouri.  It is our belief that such space is adequate for our immediate office needs. Additional space may be required as we expand our business activities, but we do not foresee any significant difficulties in obtaining additional office facilities if deemed necessary.

Our principal property and equipment is comprised of land, landfills, buildings, vehicles and equipment. In the State of Missouri we lease real property and own a landfill.  These properties are sufficient to meet the Company’s current operational needs; however, the Company is exploring the potential acquisition and/or leasing of additional properties pursuant to its growth strategies.

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

Period	High	Low

Fiscal Year 2015:
First Quarter	$1.80	1.30
Second Quarter	1.60	1.02
Third Quarter	1.11	0.55
Fourth Quarter	2.00	0.30

Fiscal Year 2014:
First Quarter	$0.60	$0.60
Second Quarter	0.60	0.60
Third Quarter	0.60	0.60
Fourth Quarter	1.38	1.38

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  On April 13, 2016, the closing price for our common stock was $1.95 per share.

Holders

As of April 14, 2016, we had 42 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Issuer Direct.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, we have issued the following securities  which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering:

On January 2, 2015, the Board issued 20,000 shares of restricted Common Stock to two employees (10,000 shares each) as payment of a bonus.

On January 2, 2015, the Board issued 100,000 shares of restricted Common Stock in consideration of legal services.

On January 2, 2015, the Board issued 100,000 shares of restricted Common Stock to a consultant in consideration of accounting services.

On January 2, 2015, the Board issued 53,550 shares of restricted Common Stock to an employee as payment of accrued salary and bonus earned in connection with providing information technology services.

On January 2, 2015, the Board issued 890,843 shares of restricted Common Stock to an officer as payment of compensation.

On January 27, 2015, the Board issued 200,833 shares of Common Stock pursuant to the conversion under a convertible note.

On May 28, 2015, the Board issued 4,700,000 shares of restricted Common Stock to an officer as repayment of funds previously advanced and other consideration.

On October 2, 2015, the Board issued 1,000,000 shares of restricted Common Stock in consideration of investment banking and advisory services.

On October 2, 2015, the Board issued 250,000 shares of restricted Common Stock in consideration of legal services.

On October 2, 2015, the Board issued 150,000 shares of restricted Common Stock to an employee as payment of accrued salary and bonus earned in connection with providing information technology services.

On October 13, 2015, the Board issued 260,006 shares of Common Stock pursuant to the conversion under a convertible note.

On December 22, 2015, the Board issued 1,750,000 shares of Common Stock to the Seller of Christian Disposal, LLC as consideration pursuant to the Christian Purchase Agreement.

On December 29, 2015, the Board issued 1,600,000 shares of Common Stock as consideration pursuant to Warrant Cancellation and Stock Issuance Agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights compensation plans (excluding securities reflected in column (a)) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0

E Equity compensation plans not approved by security holders	4,253,074	0	7,500,000

Total	4,253,074	0	7,500,000

Item 6. Selected Financial Data

Meridian Waste Solutions, Inc., a smaller reporting company, is not required to provide information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We intend for this discussion to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2015 and year ended December 31, 2014.

Executive Overview

General Overview of Our Business

The platform operation of the Company is our subsidiary Here To Serve Missouri Waste Division, LLC (“HTS Waste”).  HTS Waste is in the business of collection of non-hazardous solid waste.  Our revenue is generated primarily by collection services provided to residential customers.  The following table reflects the  total revenue of Meridian Waste Services, LLC (“Predecessor”) for the years ending December 31, 2013, the combined revenues for HTS Waste and the Predecessor for the year ended December 31, 2014, and for the year ended December 31, 2015 (dollars in thousands):

	2015		2014		2013
		%		%		%
	$	increase	$	increase	$	Increase
Revenue	13,506	11%	12,202	8%	11,350	11%

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

Results of Operations

Revenue

The Company’s revenue for the year ended was $13,506,000, a 11% increase over the annualized 2014 revenue of $12,202,000.  This increase is due to the continued growth of HTS Waste, the acquisitions of Christian Disposal and Eagle Ridge, and the expansion into other service product lines.

Gross Profit

Gross profit percentage for the year ending December 31, 2015 is 25%.  This is consistent with the seven and one-half months ending December 31, 2014 and relatively consistent with the gross profit percentage of the Predecessor, MWS.  The small amount of decrease from the Predecessor is due to an increase in depreciation expense included in cost of sales and an increase in disposal cost.  The increase in depreciation expense is due to the application of “push-down” accounting adjusting the value of depreciable property to fair value on May 15, 2014 and the addition of new equipment.

Operating Expenses

Selling, general and administrative expenses were $17,641,000, or 131% of revenue, for the year ended December 31, 2015. This is a significant increase over the level of selling, general and administrative expenses for the seven and one-half months ending December 31, 2014 and that of the Predecessor. This is largely due to significant incentive packages awarded to certain employees and vendors and certain other one-time expenses in connection with the acquisitions and reorganization of the Company. In addition, as discussed above, the increase is related to the use of “push-down” accounting related to the business combinations which occurred in May 2014 and December 2015.

Segment Information

Not applicable.

Liquidity and Capital Resources

As of December 31, 2015, the Company had negative working capital of $5,871,000.  This lack of liquidity is mitigated by the Company’s ability to generate cash from operating activities.  Cash generated from operating activities, excluding one-time expenses of approximately $3,295,000 related to the refinancing of debt and acquisitions, was approximately $1,470,000 for the year ended December 31, 2015.

The Company purchased over $1 million of new equipment while increasing long term debt by approximately $30,000,000 during the year ended December 31, 2015.  The increase in debt was due to the debt restructuring as part of the acquisitions as discussed below.

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

Our net revenues have been sufficient to fund our operating expenses. At December 31, 2015, we had a cash balance of $2,730,000, the majority of which was funded by Goldman Sachs as part of the debt refinancing discussed below.  Since inception, we have not raised any capital from the sale of common stock to fund our operating expenses.

During the 3 months ending September 30, 2015, the Company eliminated its Credit Facility with Comerica Bank (see Debt Restructuring with Praesidian Capital Opportunity Fund III, LP below).  In December 2015, the Company subsequently refinanced its debt with Praesidian in connection with the acquisitions of Christian Disposal and Eagle Ridge (see Goldman Sachs Credit Agreement below).

We currently have no material commitments for capital expenditures and believe that our cash requirements over the next 12 months will be approximately $1,000,000. In order to fund future growth and expansion through acquisitions and capital expenditures, the company may be required to raise capital through the sale of its securities.

In order to fund future expansion through acquisitions and capital expenditures, the Company may be required to raise capital through the sale of its securities on the public market.

Debt Restructuring with Praesidian Capital Opportunity Fund III, LP

On August 6, 2015, the Company entered into a financing agreement with Praesidian Capital Opportunity Fund III, LP whereby the Comerica facilities described below and other short term bridge financing were paid.  Total proceeds from this financing were used to eliminate this debt.

Goldman Sachs Credit Agreement

On December 22, 2015, in connection with the closing of acquisitions of Christian Disposal, LLC and certain assets of Eagle Ridge Landfill, LLC, the Company was extended certain credit facilities by Goldman Sachs, consisting of $40,000,000 aggregate principal amount of Tranche A Term Loans, $10,000,000 aggregate principal amount of Multi- Draw Term Loans and up to $5,000,000 aggregate principal amount of Revolving Commitments.  At December 31, 2015, only the Tranche A Term Loan was drawn and had an outstanding balance of $40,000,000. It is collateralized by the assets of the Company. The debt has a maturity date of December 22, 2020 with interest paid monthly at an annual rate of 9%. In addition, there is a commitment fee paid monthly on the Mutli-Draw Term Loans and Revolving Commitments at an annual rate of 0.5%.

The proceeds of the loans were used to partially fund the acquisitions referenced above and refinance existing debt with Praesidian, among other things.  The Company re-paid in full and terminated its agreements with Praesidian which effected the cancellation of certain warrants that the Company issued to Fund III for the purchase of 931,826 shares of the Company’s common stock and to Fund III-A for the purchase of 361,196 shares of the Company’s common stock. In consideration for the cancellation of the Praesidian Warrants, the Company issued to Praesidian Capital Opportunity Fund III, LP, 1,153,052 shares of common stock and issued to Praesidian Capital Opportunity Fund III-A, LP, 446,948 shares of common stock. Due to the early termination of the notes and cancellation of the warrants, the Company recorded a loss on extinguishment of debt of $1,899,161 in the year ended December 31, 2015.

In addition, in connection with the credit agreement, the Company issued warrants to Goldman Sachs for the purchase of shares of the Company’s common stock equivalent to a 6.5% Percentage Interest at a purchase price equal to $449,553, exercisable on or before December 22, 2023. The warrants grant the holder certain other rights, including registration rights, preemptive rights for certain capital raises, board observation rights and indemnification.

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

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2015 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Meridian Land Company, LLC, Here to Serve Technology, LLC and Christian Disposal, LLC. The following two subsidiaries of the Company, Here To Serve Georgia Waste Division, LLC and Here to Serve Technology, LLC, a Georgia Limited Liability Company had no operations during the period.

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

Use of Estimates

Management estimates and judgments are an integral part of consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies described in this section address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods.

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At December 31, 2015 and 2014 the Company had approximately $2,326,000 and $660,000 of gross trade receivables, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At December 31, 2015 and 2014 the Company had approximately $618,000 and $71,000 recorded for the allowance for doubtful accounts, respectively.

Revenue Recognition

The Company follows the guidance of ASC 605 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured.

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

Property, plant and equipment

The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs will be capitalized and expensed if it benefits future periods.

Intangible Assets

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Investment in Related Party Affiliate

The Company has an investment in a privately held corporation in the mobile apps industry. As the Company exercises significant influence on this entity, this investment is recorded using the equity method of accounting. The Company monitors this investment for impairment and makes appropriate reductions in the carrying value if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospect of this entity.

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the Asset Impairments section below, we assess our goodwill for impairment at least annually.

Landfill Accounting

Capitalized landfill costs

Cost basis of landfill assets — We capitalize various costs that we incur to make a landfill ready to accept waste. These costs generally include expenditures for land (including the landfill footprint and required landfill buffer property); permitting; excavation; liner material and installation; landfill leachate collection systems; landfill gas collection systems; environmental monitoring equipment for groundwater and landfill gas; and directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. The cost basis of our landfill assets also includes asset retirement costs, which represent estimates of future costs associated with landfill final capping, closure and post-closure activities. These costs are discussed below.

Final capping, closure and post-closure costs — Following is a description of our asset retirement activities and our related accounting:

●
Final capping — Involves the installation of flexible membrane liners and geosynthetic clay liners, drainage and compacted soil layers and topsoil over areas of a landfill where total airspace capacity has been consumed. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace is consumed related to the specific final capping event with a corresponding increase in the landfill asset. The final capping is accounted for as a discrete obligation and recorded as an asset and a liability based on estimates of the discounted cash flows and capacity associated with the final capping.

●
Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs are recorded as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Closure obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing closure activities.

●
Post-closure — Involves the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. Generally, we are required to maintain and monitor landfill sites for a 30-year period. These maintenance and monitoring costs are recorded as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Post-closure obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing post-closure activities.

We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value is based on the best available information, including the results of present value techniques. In many cases, we contract with third parties to fulfill our obligations for final capping, closure and post closure. We use historical experience, professional engineering judgment and quoted and actual prices paid for similar work to determine the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves. In those instances where we perform the work with internal resources, the incremental profit margin realized is recognized as a component of operating income when the work is performed.

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the year ended December 31, 2015 we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations at December 31, 2015 is approximately 8.5%.

We record the estimated fair value of final capping, closure and post-closure liabilities for our landfills based on the capacity consumed through the current period. The fair value of final capping obligations is developed based on our estimates of the airspace consumed to date for the final capping. The fair value of closure and post-closure obligations is developed based on our estimates of the airspace consumed to date for the entire landfill and the expected timing of each closure and post-closure activity. Because these obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future final capping, closure and post-closure activities could result in a material change in these liabilities, related assets and results of operations. We assess the appropriateness of the estimates used to develop our recorded balances annually, or more often if significant facts change.

Changes in inflation rates or the estimated costs, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining capacity of the related discrete final capping or the remaining permitted and expansion airspace (as defined below) of the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping or the remaining permitted and expansion airspace of the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense.

●
Remaining permitted airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is used to compare the existing landfill topography to the expected final landfill topography.

●
Expansion airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year and the final expansion permit to be received within five years. Second, we must believe that obtaining the expansion permit is likely, considering the following criteria:

o	Personnel are actively working on the expansion of an existing landfill, including efforts to obtain land use and local, state or provincial approvals;
o	We have a legal right to use or obtain land to be included in the expansion plan;
o	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could negatively affect the success of such expansion; and
o	Financial analysis has been completed based on conceptual design, and the results demonstrate that the expansion meets the Company’s criteria for investment.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to the final capping, closure and post-closure of the expansion in the amortization basis of the landfill.

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate, and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group, and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

After determining the costs and remaining permitted and expansion capacity at each of our landfill, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for the landfill for assets associated with each final capping, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if it is determined that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time management makes the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.

Deferred Revenue

The Company records deferred revenue for customers that were billed in advance of services. The balance in deferred revenue represents amounts billed in October, November and December for services that will be provided during January, February and March.

Cost of Services

Cost of services include all employment costs associated with waste collection, transfer and disposal, damage claims, landfill costs, personal property taxes associated with collection vehicles and other direct cost of the collection and disposal process.

Concentrations

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

Financial instruments which also potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable; however, concentrations of credit risk with respect to trade accounts receivables are limited due to generally short payment terms.

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

The Company recorded stock based compensation expense of $8,187,000 and $339,000 during the years ended December 31, 2015 and 2014, respectively.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the fiscal years ended December 31, 2015 and 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B. Other Information

On April 13, 2016, the Company entered into a First Amendment to Director Agreement, substantially in the form attached hereto as Exhibit 10.27, with each of Mr. Cosman and Mr. Hall (collectively, the “First Amendments”).  Pursuant to the First Amendments, in accordance with Company policy against providing compensation to members of the Board who are also employees of the Company, Mr. Cosman and Mr. Hall agreed to cancel and waive all rights to the obligations of the Company to issue common stock and options to Mr. Cosman and Mr. Hall under the respective Director Agreements that the Company and such directors entered into on March 11, 2016.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information Concerning the Board of Directors and Executive Officers of the Company

The following table sets forth certain information concerning the Board of Directors, persons nominated to be elected as directors and executive officers of the Company:

Name	Age	Position

Jeffrey Cosman (1)	45	Chief Executive Officer, Chairman of the Board of Directors

Walter H. Hall (2)	58	President, Chief Operating Officer, Director

(1)	Jeffrey Cosman was appointed Chief Executive Officer and Chairman of the Board of Directors on October 31, 2014.
(2)	Walter H. Hall was appointed President, Chief Operating Officer, and a member of the Board of Directors on March 11, 2016.

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Jeffrey S. Cosman, age 45, Chief Executive Officer, Director

Jeffrey S. Cosman combines over 10 years’ experience in the solid waste industry, which includes local operations, local and regional accounting and corporate finance.  In addition, Mr. Cosman has experience in mobile-based app development, medical device sales leadership and capital raising. From 1993 through 1996, Mr. Cosman had a career in professional baseball with the New York Mets’ minor league organization.  After retiring from baseball, Mr. Cosman worked at Republic Services from February 1996 until February 1999.  In his role in Corporate Finance, Mr. Cosman assisted due diligence of acquisitions, provided accounting guidance in over 168 transactions totaling $1.6 Billion in annualized revenue, supported Corporate Controllers in monthly reporting and assisted in the preparation of a registration statement for Republic Services. In the early 2000’s, Mr. Cosman became involved in start-up technology in the medical device industry, but subsequently left to focus on a career in the solid waste industry, founding, in 2010, Legacy Waste Solutions, LLC, a compressed natural gas consulting business.  In 2012, Mr. Cosman purchased Rosewood Communication Supply, a warehouse centric telecom parts and supplies distributor as a partner. Mr. Cosman holds a B.B.A. in Managerial Finance and Banking and Finance, and a Bachelors of Accountancy from the University of Mississippi.  The Board of Directors believes that Mr. Cosman’s “ground up” experience in the solid waste industry, together with his background in related fields, as well as finance, will support the Company’s growth plans as it moves forward in implementing its transition into the waste industry.

Mr. Cosman is the majority shareholder in Here To Serve Holding Corp, an Over-The-Counter company based in Milton, Georgia.  Mr. Cosman has approximately 65% of the outstanding shares of Here To Serve Holding Corp.  The Company does not have an arrangement with Here To Serve or Mr. Cosman for past, current or future services to be performed between Here To Serve and Meridian Waste Solutions, Inc. Mr. Cosman may in the future consult from time to time with Here To Serve on matters that do not conflict with the operation of the Company. Mr. Cosman spends several hours a month on Here To Serve.

Additionally, Mr. Cosman has a minority equity interest in Rush The Puck, LLC. The Company does not have an arrangement with Rush The Puck, LLC or Mr. Cosman for past, current or future services to be performed between Rush The Puck LLC and Meridian Waste Solutions, Inc. Mr. Cosman spends approximately one hour per week on Rush The Puck, LLC.

Walter H. Hall, age 58, President, Chief Operating Officer, Director

Walter H. Hall, age 58, brings 25 years of management experience in the waste industry. Most recently Mr. Hall served as Chief Operating Officer for Advanced Disposal Services, Inc., from 2001 through 2014, where he had direct responsibility for profit and loss decisions, development and implementation of strategic marketplace plans, sales, safety, acquisitions, and coordination of assets and personnel for a company having operations in 18 states with annual revenues in excess of $1.3 billion. Prior to that, Mr. Hall held positions as President and General Manager with Southland Waste Systems and Southland Waste Systems of Georgia, respectively, following six years with Brown Ferris Industries as District Manager and Regional Operations Manager. Mr. Hall has an undergraduate degree from Mississippi College. The Board of Directors believes that Mr. Hall’s extensive and directly applicable experience within the waste industry makes him ideally qualified to help lead the Company towards continued growth.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2015, were timely, except that certain disclosures set forth in the Form 4 filed by our chief executive officer on March 14, 2016 were not made until after the required date.

Audit Committee

We have not designated an audit committee of the board of directors.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.  We plan to adopt a code of ethics in 2016.

Item 11. Executive Compensation

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2015 and 2014 by each of the executive officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Other Compensation		Total

Jeffrey Cosman (1) (2)	2015	$500,000	$0	$7,216,180	(3)	$7,716,180
Chief Executive Officer, Director	2014	$574,017	$0	$0		$574,017
Anthony Merante (1)	2015	--	--	--		--
Chief Executive Officer, Chief Financial Officer, Director	2014	0	0	0		0
Walter H. Hall, Jr.	2015	--	--	--		--
President, Chief Operating Officer, Director (4)	2014	--	--	--		--

(1)	Anthony Merante, former Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary resigned from all positions effective as of October 31, 2014.
(2)
Effective October 31, 2014, Jeffrey S. Cosman was appointed Chief Executive Officer of the Company and Director. All of Mr. Cosman’s salary was accrued for 2014; $187,500 of Mr. Cosman’s salary was accrued for 2015.

(3)	Mr. Cosman received 5,590,843 shares of common stock.
(4)	Mr. Hall was appointed President, Chief Operating Officer and Director on March 11, 2016.

Option Grants

We did not grant any options to any of our executive officers during the years ended December 31, 2015 and 2014.

Compensation of Directors

At this time, our directors do not receive a fee for physical attendance at each meeting of the Board of Directors or a committee thereof.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Jeffrey Cosman - Employment Agreement, Director Agreement and Restricted Stock Agreement

On March 11, 2016, the Company entered into an employment agreement with Mr. Cosman (the “Cosman Employment Agreement”). Mr. Cosman is currently the Chief Executive Officer and Chairman of the Board of Directors of the Company and prior to the execution and delivery of the Cosman Employment Agreement, terms of Mr. Cosman’s employment were governed by that certain previous employment agreement assumed by the Company in connection with the Company’s purchase of certain membership interests owned by such previous employer on October 17, 2014. The Cosman Employment Agreement has an initial term from March 11, 2016 through December 31, 2017 and the term will automatically renew for one (1) year periods unless otherwise terminated in accordance with the terms therein. Mr. Cosman will receive a base salary of $525,000 and Mr. Cosman’s compensation will increase by 5% on January 1 of each year. Mr. Cosman may also receive a cash bonus based on the Company’s performance relative to its annual target performance, as well as an annual equity bonus in the form of restricted common stock, in accordance with the Company’s 2016 Equity and Incentive Plan (the “Plan”) and subject to the restrictions contained therein, equivalent to 6% of the value of all acquisitions by the Company or its subsidiaries of substantially all the assets of existing businesses or of controlling interests in existing business entities and equity or debt financings during the preceding year. Upon any termination of Mr. Cosman’s employment with the Company, except for a termination for Cause, Mr. Cosman shall be entitled to a severance payment equal to the greater of (i) five years’ worth of the then--existing base salary and (ii) the last year’s bonus.

On March 11, 2016, the Company entered into a director agreement with the Company’s Chairman of the Board and Chief Executive Officer, Jeffrey Cosman, as amended by the First Amendment to Director Agreement entered into by the parties on April 13, 2016 (the “Cosman Director Agreement”).

On March 11, 2016, the Company entered into a restricted stock agreement with Mr. Cosman (the “Cosman Restricted Stock Agreement”), pursuant to which 4,253,074 shares of the Company's common stock, subject to certain restrictions set forth in the Cosman Restricted Stock Agreement, were issued to Mr. Cosman pursuant to the Cosman Employment Agreement and the Plan.

The above descriptions of the Cosman Employment Agreement and Cosman Director Agreement do not purport to be complete and are qualified in their entirety by the full text of the Cosman Employment Agreement, form of Director Agreement and form of First Amendment to Director Agreement, which are attached as Exhibit 10.1 and Exhibit 10.2 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 17, 2016, and Exhibit 10.27 of this Annual Report on Form 10-K, respectively, and incorporated herein by reference.

Walter H. Hall, Jr. - Director Agreement and Employment Agreement

On March 11, 2016, the Company entered into a director agreement with Mr. Walter H. Hall, Jr., as amended by the First Amendment to Director Agreement entered into by the parties on April 13, 2016 (the “Hall Director Agreement”), concurrent with Mr. Hall’s appointment to the Board of Directors of the Company (the “Board”) effective March 11, 2016 (the “Effective Date”).

On March 11, 2016, the Company entered into an executive employment agreement with Mr. Hall (the “Hall Employment Agreement”). Mr. Hall will have the title of President and Chief Operating Officer. The Hall Employment Agreement has an initial term of thirty-six (36) months and the term will automatically renew for one (1) year periods, unless otherwise terminated pursuant to the terms contained therein. Mr. Hall will receive a base salary of $300,000 beginning upon the Company’s closing of acquisitions in the aggregate amount of $35,000,000 from the date the Hall Employment Agreement is executed. Mr. Hall may also receive an annual bonus of up to $175,000, or such larger amount approved by the Board, as well as an annual equity bonus (in the form of restricted common stock, in accordance with the Plan and subject to the restrictions contained therein) equivalent to 2% of the value of all acquisitions by the Company or its subsidiaries of substantially all the assets of existing businesses or of controlling interests in existing business entities and equity or debt financings during the preceding year. Additionally, Mr. Hall received two million (2,000,000) restricted shares of the Company’s common stock upon the execution of the Hall Employment Agreement.

The above descriptions of the Hall Director Agreement and Hall Employment Agreement do not purport to be complete and are qualified in their entirety by the full text of the form of Director Agreement, Hall Employment Agreement and form of First Amendment to Director Agreement which are attached as Exhibit 10.2, and Exhibit 10.3 to the Current Report on Form 8-K filed with the U.S Securities and Exchange Commission on March 17, 2016, and Exhibit 10.27 of this Annual Report on Form 10-K,respectively, and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 13, 2016, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

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

Shareholder	Common Stock Owned Beneficially		Percent of Class (1)		Series A Preferred Stock Owned Beneficially	Percent of Class (2)	Series B Preferred Stock owned Beneficially	Percent of Class (3)
Jeffrey Cosman, Chairman, Chief Executive Officer, Chairman 12540 Broadwell Road, Suite 2104 Milton, GA 30004	11,361,652	(4)	48.98%	(4)	51	100%	0	0%
Walter H. Hall 12540 Broadwell Road, Suite 2104 Milton, GA 30004	2,000,000		8.04%			0%	0	0%
All directors and officers as a group (2 persons)	13,361,652	(4)	57.60%	(4)	51	100%	0	0%
5% or greater shareholders
Edward H. Kniep IV Trust 651 Sunbridge Drive Chesterfield, MO 63017	1,350,108	(5)	5.8%	(5)	0	0%	23,706.67	33.3%
Patricia S. Reich Trust 4721 Butler Crossing Court Saint Louis MO 63128	1,350,108	(5)	5.8%	(5)	0	0%	23,706.67	33.3%
Charles E. Barcom 1920 Briarfield Drive Lake St. Louis, MO 63367	1,350,108	(5)	5.8%	(5)	0	0%	23,706.67	33.3%
Praesidian Funds(6) 419 Park Avenue South New York 10016	1,600,000		6.90%	%	0	0%	0	0%
The Goldman Sachs Group, Inc. 200 West Street New York, NY 10282	1,746,493	(7)	7.00%	(7)	0	0%	0	0%
	20,758,469		76.95%		51	100%	71,120	100%
_______________
(1)	Based on a total of 23,197,223 shares of common stock outstanding as of April 13, 2016.
(2)	Based on a total of 51 shares of Series A Preferred outstanding as of April 13, 2016.
(3)	Based on a total of 71,120 shares of Series B Preferred outstanding as of April 13, 2016.
(4)
Includes 3,322,809 shares of the common stock of the Company issued to Here to Serve Holding Corp. Mr. Cosman is the Chief Executive Officer and Director of Here to Serve Holding Corp. and, accordingly, has sole voting power and sole dispositive power over such 3,322,809 shares. This amount does not include 4,253,074 shares of restricted stock issued to Mr. Cosman, which has not yet vested.

(5)	Assumes conversion of Series B shares at $3.50 per agreement with Series B shareholders; includes 672,775 shares of common stock
(6)
These shares are owned by the following persons: Praesidian Capital Opportunity Fund III, LP; Praesidian Capital Opportunity Fund III-A, LP; Praesidian Capital Opportunity Management III, LLC; Praesidian Capital Opportunity Management III-A, LLC; and Jason Drattell

(7)	Assumes full exercise of Purchase Warrant for Common Shares dated December 22, 2015.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Description of Securities

General

Our authorized capital stock consists of 75,000,000 shares of common stock, par value of $0.025 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share. As of April 13, 2016 there were 23,197,223 shares of our common stock issued and outstanding held by 42 holders of record. We currently have (i) 51 shares of Series A Preferred Stock authorized of which 51 shares of Series A Preferred Stock are issued and outstanding and (ii) 71,210 shares of Series B Preferred Stock authorized of which 71,210 shares of Series B Preferred Stock are issued and outstanding.

Common Stock

Each share of our common stock entitles its holder to one vote in the election of each director and on all other matters voted on generally by our stockholders. No share of our common stock affords any cumulative voting rights. This means that the holders of a majority of the voting power of the shares voting for the election of directors can elect all directors to be elected if they choose to do so.

Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. We currently intend to retain our entire available discretionary cash flow to finance the growth, development and expansion of our business and do not anticipate paying any cash dividends on the common stock in the foreseeable future. Any future dividends will be paid at the discretion of our Board of Directors after taking into account various factors, including:

●	general business conditions;

●	industry practice;

●	our financial condition and performance;

●	our future prospects;

●	our cash needs and capital investment plans;

●	our obligations to holders of any preferred stock we may issue;

●	income tax consequences; and

●	the restrictions New York and other applicable laws and our credit arrangements then impose.

If we liquidate or dissolve our business, the holders of our common stock will share ratably in all our assets that are available for distribution to our stockholders after our creditors are paid in full and the holders of all series of our outstanding preferred stock, if any, receive their liquidation preferences in full.

Our common stock has no preemptive rights and is not convertible or redeemable or entitled to the benefits of any sinking or repurchase fund.

Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock par value $0.001 per share, which have two classes. The Series A Preferred Stock has 51 shares issued and outstanding and the Series B Preferred Stock has 71,210 shares issued and outstanding.

Each share of the Series A preferred Stock has no conversion rights, is senior to any other class or series of capital stock of the Company and special voting rights. Each one (1) share of Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y)  0.49, Minus (z) the Numerator.

Holders of the Series B Preferred Stock shall be entitled to receive when and if declared by the Board of Directors cumulative dividends at the rate of twelve percent (12%) of the Original Issue Price.  In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series B Preferred Stock shall be entitled to receive, immediately prior and in preference to any distribution to holders of the Company’s common stock, an amount per share equal to the sum of $100.00 and any accrued and unpaid dividends of the Series B Preferred Stock.  Each share of Series B Preferred Stock may be converted at the option of the holder into the Company’s Common stock.  The shares shall be converted using the “Conversion Formula”: divide the Original Issue Price by 75% of the average closing bid price of the Common Stock for the five (5) consecutive trading days ending on the trading day of the receipt by the Company of the notice of conversion.

Our Board has the authority, within the limitations and restrictions in our certificate of incorporation, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of any series, without further vote or action by the stockholders. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in our control without further action by the stockholders. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our common stock, including voting rights, of the holders of our common stock. In some circumstances, this issuance could have the effect of decreasing the market price of our common stock.

Undesignated preferred stock may enable our Board to render more difficult or to discourage an attempt to obtain control of our company by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock may adversely affect the rights of our common stockholders. For example, any shares of preferred stock issued may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. As a result, the issuance of shares of preferred stock, or the issuance of rights to purchase shares of preferred stock, may discourage an unsolicited acquisition proposal or bids for our common stock or may otherwise adversely affect the market price of our common stock or any existing preferred stock.

Anti-Takeover Provisions

Our Articles of Incorporation and Bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for us. Our Board of Directors may, without action of our stockholders, issue authorized but unissued common stock and preferred stock. The issuance of additional shares to certain persons allied with our management could have the effect of making it more difficult to remove our current management by diluting the stock ownership or voting rights of persons seeking to cause such removal. The existence of unissued preferred stock may enable the Board of Directors, without further action by the stockholders, to issue such stock to persons friendly to current management or to issue such stock with terms that could render more difficult or discourage an attempt to obtain control of us, thereby protecting the continuity of our management. Our shares of preferred stock could therefore be issued quickly with terms that could delay, defer, or prevent a change in control of us, or make removal of management more difficult.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

The Company’s Amended Articles of Incorporation provide for indemnification of directors and officers against certain liabilities. Officers and directors of the Company are indemnified generally for any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, has no reasonable cause to believe his conduct was unlawful.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by our directors, officers or controlling persons in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issues.

Securities Authorized for Issuance Under Equity Compensation Plans

The Meridian Waste Solutions, Inc. 2016 Equity and Incentive Plan authorizes the issuance of up to 7,500,000 shares of common stock, of which 4,253,074 have been issued, subject to restriction.  The 2016 Equity and Incentive Plan has not been approved by our shareholders.

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

Item 14. Principal Accounting Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our present and former accountants during 2015 and 2014.

	Fiscal 2015	Fiscal 2014
Audit Fees	$68,500	$53,250
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$68,500	$53,250

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to fiscal years 2015 and 2014 were pre-approved by the entire Board of Directors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1
Purchase Agreement dated October 17, 2014 (incorporated herein by reference to Exhibit 10.1 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on October 22, 2014)

3.1
Restated Certificate of Incorporation of Brooklyn Cheesecake & Deserts Company, Inc. (incorporated herein by reference to Exhibit 3.1 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

3.12
Certificate of Incorporation of Brooklyn Cheesecake & Dessert Acquisition Corp. (incorporated herein by reference to Exhibit 3.12 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

3.123
Certificate of Amendment of the Certificate of Incorporation of Brooklyn Cheesecake and Desserts Company, Inc. (incorporated herein by reference to Exhibit 3.1 to the Brooklyn Cheesecake & Desserts Company, Inc. Annual Report on Form 10-K filed with the SEC on April 15, 2015)

3.2
Amended and Restated By-laws of Brooklyn Cheesecake & Deserts Company, Inc. (incorporated herein by reference to Exhibit 3.2 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

3.21
By-Laws of Brooklyn Cheesecake & Dessert Acquisition Corp. (incorporated herein by reference to Exhibit 3.21 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

4.1
First Amendment to Credit and Guaranty Agreement, dated as of March 9, 2016, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and certain subsidiaries of Holdings, as Guarantors, the Lenders party hereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated herein by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 15, 2016)

4.2
Credit and Guaranty Agreement, dated as of December 22, 2015, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and certain subsidiaries of Holdings, as Guarantors, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated herein by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.3
Tranche A Term Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $40,000,000, dated December 22, 2015 (incorporated herein by reference to Exhibit 4.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.4
MDTL Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $10,000,000, dated December 22, 2015 (incorporated herein by reference to Exhibit 4.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.5
Revolving Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $5,000,000, dated December 22, 2015 (incorporated herein by reference to Exhibit 4.4 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.6
Purchase Warrant for Common Shares issued in favor of Goldman, Sachs & Co., dated December 22, 2015 (incorporated herein by reference to Exhibit 4.5 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.7
Pledge and Security Agreement between the grantors party thereto and Goldman Sachs Specialty Lending Group, L.P., dated December 22, 2015 (incorporated herein by reference to Exhibit 4.6 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.8
Note and Warrant Purchase Agreement and Security Agreement, by and among Meridian Waste Solutions, Inc., Here to Serve - Missouri Waste Division, LLC, Here to Serve - Georgia Waste Division, LLC, Meridian Land Company, LLC, certain subsidiaries of the Company, the purchasers from time to time party thereto and Praesidian Capital Opportunity Fund III, LP, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.9
Note A, issued in favor of Praesidiant Capital Opportunity Fund III, LP, in the principal amount of $2,644,812.57, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.2 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.10
Note A, issued in favor of Praesidian Capital Opportunity Fund III-a, LP, in the principal amount of $1,025,187.43, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.3 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.11
Note B, issued in favor of Praesidian Capital Opportunity Fund III, LP, in the principal amount of $5,170,716.68, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.4 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.12
Note B, issued in favor of Praesidian Capital Opportunity Fund III-a, LP, in the principal amount of $2,004,283.32, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.5 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.13
Warrant issued in favor of Praesidian Capital Opportunity Fund III, LP, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.6 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.14
Warrant issued in favor of Praesidian Capital Opportunity Fund III-a, LP, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.7 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.15
Warrant Cancellation and Stock Issuance Agreement made and entered into as of December 22, 2015, by and among Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 4.15 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.16
Convertible Promissory Note, issued in favor of Timothy Drury, in the principal amount of $1,250,000, dated December 22, 2015 (incorporated herein by reference to Exhibit 4.16 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.1
Employment Agreement by and between Here to Serve Holding Corp. and Jeffrey S. Cosman dated January 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2014)

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

10.6	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 29, 2016)

10.7
Employment Agreement, dated March 11, 2016, by and between the Company and Jeffrey Cosman (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 17, 2016)

10.8	Form of Director Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 17, 2016)

10.9
Executive Employment Agreement, dated March 11, 2016, by and between the Company and Walter Hall (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 17, 2016)

10.10
Meridian Waste Solutions, Inc, 2016 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.11	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.12
Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.13
Form of Nonqualified Stock Option Agreement (Employee) (incorporated herein by reference to Exhibit 10.4 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.14	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.15
Amended and Restated Membership Interest Purchase Agreement made and entered into as of October 16, 2015, by and among Timothy M. Drury; Christian Disposal LLC; FWCD, LLC; Meridian Waste Solutions, Inc.; Here to Serve Missouri Waste Division, LLC; and Here to Serve Georgia Waste Division, LLC (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on October 22, 2015)

10.16
First Amendment to Amended and Restated Membership Interest Purchase Agreement by and among Timothy M. Drury; Christian Disposal LLC; FWCD, LLC; Meridian Waste Solutions, Inc.; Here to Serve Missouri Waste Division, LLC; and Here to Serve Georgia Waste Division, LLC, dated December 4, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 9, 2015)

10.17
Lease Agreement, dated December 22, 2015, by and between 4551 Commerce Holdings LLC and Christian Disposal, LLC (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.18
Employment Agreement, dated December 22, 2015, by and among Christian Disposal, LLC, Meridian Waste Solutions, Inc. and Patrick McLaughlin (incorporated herein by reference to Exhibit 10.4 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.19
Asset Purchase Agreement made and entered into as of November 13, 2015, by and between Meridian Land Company, LLC and Eagle Ridge Landfill, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 18, 2015)

10.20
First Amendment to Asset Purchase Agreement by and among Meridian Land Company, LLC, Eagle Ridge Landfill, LLC, Meridian Waste Solutions, Inc., and WCA Waste Corporation, dated December 18, 2015 (incorporated herein by reference to Exhibit 10.6 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.21
Amended and Restated Membership Interest Purchase Agreement made and entered into as of October 16, 2015, by and among Timothy M. Drury; Christian Disposal LLC; FWCD, LLC; Meridian Waste Solutions, Inc.; Here to Serve Missouri Waste Division, LLC; and Here to Serve Georgia Waste Division, LLC, filed with Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2015 (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 9, 2015)

10.22
First Amendment to Amended and Restated Membership Interest Purchase Agreement by and among Timothy M. Drury; Christian Disposal LLC; FWCD, LLC; Meridian Waste Solutions, Inc.; Here to Serve Missouri Waste Division, LLC; and Here to Serve Georgia Waste Division, LLC, dated December 4, 2015 (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 9, 2015)

10.23
Membership Interest Purchase Agreement, dated as of February 12, 2015 (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 2, 2015)

10.24
Form of Business Loan and Security Agreement, dated February 17, 2015, as amended (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 2, 2015)

10.25
Form of Business Loan and Security Agreement, dated February 19, 2015, as amended (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 2, 2015)

10.26
Pledge Agreement by and among Meridian Waste Solutions, Inc., the pledgors party thereto and Praesidian Capital Opportunity Fund III, LP, dated August 6, 2015 (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

10.27	Form of First Amendment to Director Agreement dated April 13, 2016*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN WASTE SOLUTIONS, INC.

Date: April 14, 2016	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Cosman	Chief Executive Officer, Chairman	April 14, 2016
Jeffrey Cosman	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

/s/ Walter H. Hall, Jr.	President, Chief Operating Officer, Director	April 14, 2016
Walter H. Hall, Jr.

MERIDIAN WASTE SOLUTIONS, INC.
AND SUBSIDIARIES

FOR THE YEARS ENDED
DECEMBER 31, 2015
AND
DECEMBER 31, 2014

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Meridian Waste Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Waste Solutions, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2015 and for the Period from January 1, 2014 to May 15, 2014 (the “Predecessor Company”) and from the Period from Acquisition May 16, 2014 to December 31, 2014 (the “Successor Company”). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of  Meridian Waste Solutions, Inc. and Subsidiaries at December 31, 2015 and 2014 and the results of their operations and their cash flows for the year ended December 31, 2015 and for the Period from January 1, 2014 to May 15, 2014 (the “Predecessor Company”) and from the Period from Acquisition May 16, 2014 to December 31, 2014 (the “Successor Company”), in conformity with accounting principles generally accepted in the United States of America.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Coconut Creek, Florida
April 13, 2016

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

Assets	2015	2014
Current assets:

Cash	$2,729,795	$438,907
Accounts receivable, net of allowance	1,707,818	588,479
Prepaid expenses	427,615	221,999
Other current assets	52,359	41,852

Total current assets	4,917,587	1,291,237

Property, plant and equipment, at cost net of accumulated depreciation	14,433,740	7,654,765

Other assets:

Investment in related party affiliate	364,185	-
Deposits	10,954	8,303
Capitalized software	-	434,532
Loan fees, net of accumulated amortization	1,416,697	39,365
Goodwill	7,479,642	-
Landfill assets, net of accumulated amortization	3,393,476	-
Customer list, net of accumulated amortization	19,500,362	12,139,792
Non-compete, net of accumulated amortization	155,699	130,000
Website, net of accumulated amortization	10,904	13,688

Total other assets	32,331,919	12,765,680

Total assets	$51,683,246	$21,711,682

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,988,050	$449,840
Accrued expenses	280,069	67,365
Notes payable, related party	359,891	526,585
Deferred compensation	996,380	729,000
Deferred revenue	2,912,264	1,929,882
Convertible notes due related parties, includes put premiums	15,065	302,083
Operating line of credit and capital expenditure line of credit	-	1,675,160
Contingent liability	1,000,000	-
Derivative liability - stock warrants	2,820,000	-
Current portion - long term debt	417,119	1,357,143

Total current liabilities	10,788,838	7,037,058

Long term liabilities:
Derivative liability - interest rate swap	-	40,958
Asset retirement obligation	200,252	-
Long term debt, net of current	40,587,493	8,826,190

Total long term liabilities	40,787,745	8,867,148

Total liabilities	51,576,583	15,904,206

Shareholders' equity:
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, issued and outstanding	71	71
Common stock, par value $.025, 75,000,000 shares authorized, 21,038,650 and 9,963,618 share issued and outstanding, respectively	525,966	249,085
Treasury stock, at cost	(224,250)	(224,250)
Additional paid in capital	27,624,492	14,370,296
Accumulated deficit	(27,819,616)	(8,587,726)

Total shareholders' equity	106,663	5,807,476

Total liabilities and shareholders' equity	$51,683,246	$21,711,682

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

		Successor	Predecessor
	Year Ended December 31, 2015	Period from Acquisition May 16, 2014 to December 31, 2014	Period from January 1, 2014 to May 15, 2014
Revenue
Software sales	$-	$1,864	$-
Services	13,506,097	7,951,607	4,248,605

Total revenue	13,506,097	7,953,471	4,248,605

Cost of sales and services
Cost of sales and services	8,521,379	5,019,286	2,603,280
Depreciation	1,614,225	932,526	504,515

Total cost of sales and services	10,135,604	5,951,812	3,107,795

Gross Profit	3,370,493	2,001,659	1,140,810

Expenses
Bad debt expense	37,467	98,381	-
Compensation and related expense	9,107,497	751,398	213,391
Depreciation and amortization	2,940,724	1,932,459	5,748
Selling, general and administrative	5,555,207	1,397,570	469,593

Total expenses	17,640,895	4,179,808	688,732

Other income (expenses):
Miscellaneous income	27,623	1,331	2,996
Loss on disposal of assets	(21,851)	(20,830)	-
Unrealized gain (loss) on interest rate swap	40,958	(40,958)	-
Unrealized loss on change in fair value of derivative liability	(1,664,213)	-	-
Loss on extinguishment of debt	(1,899,161)	-	-
Loss from proportionate share of equity investment	(70,347)	-	-
Recapitalization expense	-	(70,000)	-
Interest expense	(1,374,497)	(348,136)	(184,011)

Total other income (expenses)	(4,961,488)	(478,593)	(181,015)

Net (loss) income	$(19,231,890)	$(2,656,742)	$271,063

Basic net loss per share	$(1.33)	$(0.27)

Weighted average number of shares outstanding
(Basic and Diluted)	14,468,576	9,963,418

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Shares	Common Stock, Par	Preferred Series A Shares	Preferred Series A Stock, Par	Preferred Series B Shares	Preferred Series B Stock, Par	Treasury Stock	Additional Paid in Capital	Members' Equity	Accumulated Deficit	Total
Predecessor
Balance at December 31, 2013	-	$-	-	$-	-	$-	$-	$-	$1,539,738		$1,539,738

Net income, from January 1 to
May 15, 2014	-	-	-	-	-	-	-	-	271,063	-	271,063

Members' distributions, from
January 1 to May 15, 2014	-	-	-	-	-	-	-	-	(585,000)	-	(585,000)

Balance at May 15, 2014	-	-	-	-	-	-	-	-	1,225,801	-	1,225,801

Successor
Balance at May 16, 2014	9,054,134	$226,353	51	$-	71,210	$71	$-	$12,992,347		$(5,930,984)	$7,287,787.0

Recapitalization of
the Company	1,139,284	28,482	-	-	-	-	-	(28,482)		-	-

Treasury stock purchased
as part of recapitalization	(230,000)	(5,750)	-	-	-	-	(224,250)	-		-	(230,000)

Common stock issued for conversion of related party debt	-	-	-	-	-	-	-	1,406,431		-	1,406,431

Net loss	-	-	-	-	-	-	-	-		(2,656,742)	(2,656,742)

Balance at December 31, 2014	9,963,418	$249,085	51	$-	71,210	$71	$(224,250)	$14,370,296		$(8,587,726)	$5,807,476

Common stock exchanged for services	1,573,550	$39,339	-	$-	-	$-	$-	$791,631		$-	$830,970

Common stock issued for compensation	5,690,843	142,271	-	-	-	-	-	7,213,909		-	7,356,180

Common stock issued for conversion of related party debt	460,839	11,521	-	-	-	-	-	307,406		-	318,927

Common stock issued in connection with Membership Purchase	1,750,000	43,750	-	-	-	-	-	2,581,250		-	2,625,000

Common stock issued in connection with cancellation of Praesidian warrants	1,600,000	40,000	-	-	-	-	-	2,360,000		-	2,400,000

Net loss	-	-	-	-	-	-	-	-		(19,231,890)	(19,231,890)
Balance December 31, 2015	21,038,650	$525,966	51	$-	71,210	$71	$(224,250)	$27,624,492	$-	$(27,819,616)	$106,663

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
		Successor	Predecessor
	Year Ended December 31, 2015	Period from Acquisition May 16, 2014 to December 31, 2014	Period from January 1, 2014 to May 15, 2014

Cash flows from operating activities:
Net (loss) income	$(19,231,890)	$(2,656,742)	$271,063
Adjustments to reconcile net income to net cash (used in) provided from operating activities:
Depreciation and amortization	4,554,949	2,864,985	510,263
Unrealized gain on swap agreement	(40,958)	-	-
Unrealized loss on derivatives	1,664,213	-	-
Stock issued to vendors for services	830,970	-	-
Stock issued to employees as incentive compensation	7,356,180	-	-
Loss on extinguishment of debt	1,899,161	-	-
Loss from proportionate share of equity investment	70,347	-	-
Loss on disposal of equipment	21,851	20,830	-
Changes in working capital items net of acquisitions:
Accounts receivable, net of allowance	325,322	43,843	(153,443)
Prepaid expenses and other current assets	(71,247)	(140,307)	66,176
Due to Here to Serve Holding Corp.	-	376,585	-
Deposits	(2,651)	-	-
Accounts payable and accrued expenses	642,797	431,328	133,219
Deferred compensation	267,380	243,000	-
Deferred revenue	(112,361)	51,778	(32,360)
Derivative liability	-	40,958	-
Other current liabilities	-	932,135	-

Net cash (used in) provided from operating activities	(1,825,937)	2,208,392	794,918

Cash flows from investing activities:
Cash portion paid for acquisition	(22,667,862)	-	-
Purchased capitalized software	-	(60,512)	-
Acquisition of property, plant and equipment	(1,280,011)	(1,407,251)	(170,886)
Purchased software	-	(13,920)	-
Proceeds from sale of property, plant and equipment	79,737	-	-

Net cash used in investing activities	(23,868,136)	(1,481,682)	(170,886)

Cash flows from financing activities:
(Repayments) borrowings on notes due related parties	(134,785)	123,333	-
Member distributions	-	-	(585,000)
Proceeds from loans	52,207,716	-	-
Payments for purchase of treasury stock	-	(230,000)	-
Increase in capitalized loan fees	(1,395,903)	-	-
Principle payments on notes payable	(21,016,907)	(791,667)	(449,499)
(Repayments on) proceeds from line of credit	(1,675,160)	590,000	-

Net cash provided from (used in) financing activities	27,984,961	(308,334)	(1,034,499)

Net change in cash	2,290,888	418,376	(410,467)

Beginning cash	438,907	20,531	1,461,372

Ending cash	$2,729,795	$438,907	$1,050,905

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$1,374,497	$348,136	$52,559

Supplemental Non-Cash Investing and Financing Information:

Stock as consideration in acquisition	$2,625,000	$-	$-
Stock for cancellation of warrants	$2,400,000	$-	$-
Stock in exchange for forgiveness of debt	$318,927	$-	$-
Contingent liability in conjunction with acquisition	$1,000,000	$-	$-
Debt forgiveness by related party in connection with recapitalization	$-	$1,406,431	$-
Convertible promissory note issued for acquisition	$1,250,000	$-	$-

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note 1  -  NATURE OF OPERATIONS AND ORGANIZATION

Meridian Waste Solutions, Inc. (formerly Brooklyn Cheesecake and Desserts Company, Inc.) (the “Company” or “Meridian”) is currently operating under five separate Limited Liability Companies:

(1) Here To Serve Missouri Waste Division, LLC (“HTSMWD”), a Missouri Limited Liability Company;
(2) Here To Serve Georgia Waste Division, LLC (“HTSGWD”), a Georgia Limited Liability Company;
(3) Meridian Land Company, LLC (“MLC”), a Georgia Limited Liability Company;
(4) Here to Serve Technology, LLC (“HTST”), a Georgia Limited Liability Company; and
(5) Christian Disposal, LLC and subsidiary (“CD”), a Missouri Limited Liability Company.

On January 7, 2015, in an effort to give investors a more concentrated presence in the waste industry the Company sold the assets of HTST to Mobile Science Technologies, Inc., a Georgia corporation (MSTI), a related party due to being owned and managed by some of the shareholders of the Company. On this date HTST ceased operations and became a dormant Limited Liability Company (“LLC”). Currently, Meridian is formalizing plans to dissolve HTST, in which this LLC will cease to exist.

In 2014, HTSMWD purchased the assets of a large solid waste disposal company in the St. Louis, MO market. This acquisition is considered the platform company for future acquisitions in the solid waste disposal industry.  HTSGWD was created to facilitate expansion in this industry throughout the Southeast.

The Company is primarily in the business of residential and commercial waste disposal and hauling and has contracts with various cities and municipalities.  The majority of the Company’s customers are located in the St. Louis metropolitan and surrounding areas.

Acquisition of Christian Disposal, LLC and Eagle Ridge Landfill, LLC

On December 22, 2015, Meridian Waste Solutions, Inc. and subsidiaries (the “Company”) completed its acquisition of Christian Disposal LLC, and subsidiary (“Christian Purchase Agreement”). Pursuant to the Christian Purchase Agreement, the Company acquired 100% of the membership interests of Christian Disposal, which is integrated into the operations of the Company; refer to intangible assets and acquisition footnote below.

Simultaneous with the closing thereof, Christian Disposal LLC, and subsidiary, entered into a Lease Agreement, in which, the Company leased 4551 Commerce Avenue, High Ridge, Missouri, for a five-year term at a monthly rent of $6,500. Additionally, the Company entered into an employment agreement with an executive employee for a term of five years.

Concurrently, the Company completed an asset purchase agreement with WCA Waste Corporation (the “Eagle Purchase Agreement”). The Company acquired all of the assets of Eagle Ridge Landfill, LLC (“ERL”), its rights and properties related to such business of ERL, which includes certain assets and operations of the Eagle Ridge Hauling Business (“ERH”) and certain debts, which is now operating under Meridian Land Company, LLC. Refer to intangible assets and acquisition footnote below.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note 1  -  NATURE OF OPERATIONS AND ORGANIZATION (CONTINUED)

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

Acquisition of Here to Serve Holding Corporation

On October 17, 2014, (the “Execution Date”), Meridian Waste Solutions, Inc. entered into that certain Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among Here to Serve Holding Corp., a Delaware corporation, as seller (“Here to Serve”), the Company, as parent, Brooklyn Cheesecake & Dessert Acquisition Corp., a wholly-owned subsidiary of the Company, as buyer (the “Acquisition Corp.”), the Chief Executive Officer of the Company (the “Company Executive”), the majority shareholder of the Company (the “Company Majority Shareholder”) and certain shareholders of Seller (the “Seller Shareholders”), pursuant to which the Acquisition Corp shall acquire from Here to Serve all of Here to Serve’s right, title and interest in and to:
I.	100% of the membership interests of Here to Serve – Missouri Waste Division, LLC d/b/a Meridian Waste, a Missouri limited liability company (“HTS Waste”);
II.	100% of the membership interests of Here to Serve Technology, LLC, a Georgia limited liability company (“HTS Tech”); and
III.
100% of the membership interests of Here to Serve - Georgia Waste Division, LLC, a Georgia limited liability company (“HTS Waste Georgia”, and together with HTS Waste and HTS Tech, collectively, the “Membership Interests”).  As consideration for the Membership Interests:

i.	the Company shall issue to Here to Serve 9,054,134 shares of the Company’s common stock, (the “Common Stock”);
ii.
the Company shall issue to the holder of Class A Preferred Stock of Here to Serve (“Here to Serve’s Class A Preferred Stock”) 51 shares of the Company’s to-be-designated Class A Preferred Stock (the “Class A Preferred Stock”), which Class A Preferred Stock shall have the rights and preferences as described in the Purchase Agreement.

iii.
the Company shall issue to the holder of Class B Preferred Stock of Here to Serve (Here to Serve’s Class B Preferred Stock”) an aggregate of 71,120 shares of the Company’s to-be-designated Class B Preferred Stock (the “Class B Preferred Stock”), (the Common Stock, the Class A Preferred Stock and the Class B Preferred Stock are referred to as the “Purchase Price Shares;”), and

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note 1   -   NATURE OF OPERATIONS AND ORGANIZATION (CONTINUED)

iv.	the Company shall assume certain assumed liabilities (the “Initial Consideration”).

As further consideration, at the closing of the transaction contemplated under the Purchase Agreement:
a.	in satisfaction of all accounts payable and shareholder loans, Here to Serve will pay to Company Majority Shareholder $70,000 and
b.
the Company purchased from the then Company Majority Shareholder 230,000 shares of the Company’s common stock for a purchase price of $230,000.  Pursuant to the Purchase Agreement, to the extent Purchase Price Shares are issued to individual shareholders of Here to Serve at or upon closing of the Purchase Agreement:

a.	shares of common stock of Here to Serve held by the individuals will be cancelled
b.	1,000,000 shares of Here to Serve’s Class A Preferred Stock will be cancelled; and
c.	71,120 shares of Here to Serve’s Class B Preferred Stock will be cancelled (the “Additional Consideration”).

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

Change in Reporting Entity

The merger of Here to Serve Holding Corp. (Here to Serve), a Delaware Corporation, and Meridian Waste Services, LLC became effective May 15, 2014.  The merger was accounted for by the Company using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value.  By the application of “pushdown” accounting, our assets, liabilities and equity were accordingly adjusted to fair value on May 15, 2014.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.

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

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2015 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Meridian Land Company, LLC, Here to Serve Technology, LLC and Christian Disposal, LLC. The following two subsidiaries of the Company, Here To Serve Georgia Waste Division, LLC and Here to Serve Technology, LLC, a Georgia Limited Liability Company had no operations during the period.

The consolidated financial statements for the year ended December 31, 2014 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC and Here To Serve Technology, LLC.  The following subsidiary of the Company, Here To Serve Georgia Waste Division, LLC had no operations during the period.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, account payable, accrued expenses, and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset.  The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  During the year ending December 31, 2015, the Company experienced no losses due to impairment.

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

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company analyzes its tax positions by utilizing ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2015, tax years ended December 31, 2014, 2013, 2012 are still potentially subject to audit by the taxing authorities.

Use of Estimates

Management estimates and judgments are an integral part of consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies described in this section address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods.

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At December 31, 2015 and 2014 the Company had approximately $2,326,000 and $660,000 of gross trade receivables, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At December 31, 2015 and 2014 the Company had approximately $618,000 and $71,000 recorded for the allowance for doubtful accounts, respectively.

Advertising costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. The Company did not capitalize any advertising for the years ended December 31, 2015 and 2014, respectively. Advertising expenses were approximately $79,000 and $65,000 for the years ended December 31, 2015 and 2014, respectively.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment

The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs will be capitalized and expensed if it benefits future periods.

Intangible Assets

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company has intangible assets related to its purchase of Meridian Waste

Services, LLC, Christian Disposal LLC and Eagle Ridge Landfill, LLC, which are further discussed in the notes below.

During 2015 and 2014, the Company assessed its intangible assets, based on estimated future cash flows and concluded that the carrying amount of its intangible assets did not exceed its fair value.

Investment in Related Party Affiliate

The Company has an investment in a privately held corporation in the mobile apps industry. As the Company exercises significant influence on this entity, this investment is recorded using the equity method of accounting. The Company monitors this investment for impairment and makes appropriate reductions in the carrying value if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospect of this entity.

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the impairment of long lived assets section above, we assess our goodwill for impairment at least annually.

Capitalized Software

The Company acquired a software product that is under further development. This asset was being amortized over a three to five year period using the straight-line method of depreciation for book purposes beginning when the software is completed.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Software - Continued

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgement by management with respect to certain external factors such as anticipated future revenue, estimated economic life and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized over the remaining estimated economic life of the product. For the year ended December 31, 2014, the Company has capitalized costs associated with the development of several mobile science technology products and mobile apps that has not been placed into service. In 2015, the Company sold the software to a related party. Refer to the related party note below for further discussion.

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

Landfill Accounting

Capitalized landfill costs

Cost basis of landfill assets — We capitalize various costs that we incur to make a landfill ready to accept waste. These costs generally include expenditures for land (including the landfill footprint and required landfill buffer property); permitting; excavation; liner material and installation; landfill leachate collection systems; landfill gas collection systems; environmental monitoring equipment for groundwater and landfill gas; and directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. The cost basis of our landfill assets also includes asset retirement costs, which represent estimates of future costs associated with landfill final capping, closure and post-closure activities. These costs are discussed below.

Final capping, closure and post-closure costs — Following is a description of our asset retirement activities and our related accounting:

•
Final capping — Involves the installation of flexible membrane liners and geosynthetic clay liners, drainage and compacted soil layers and topsoil over areas of a landfill where total airspace capacity has been consumed. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace is consumed related to the specific final capping event with a corresponding increase in the landfill asset. The final capping is accounted for as a discrete obligation and recorded as an asset and a liability based on estimates of the discounted cash flows and capacity associated with the final capping.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•
Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs are recorded as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Closure obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing closure activities.

•
Post-closure — Involves the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. Generally, we are required to maintain and monitor landfill sites for a 30-year period. These maintenance and monitoring costs are recorded as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Post-closure obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing post-closure activities.

We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value is based on the best available information, including the results of present value techniques. In many cases, we contract with third parties to fulfill our obligations for final capping, closure and post closure. We use historical experience, professional engineering judgment and quoted and actual prices paid for similar work to determine the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves. In those instances where we perform the work with internal resources, the incremental profit margin realized is recognized as a component of operating income when the work is performed.

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the year ended December 31, 2015 we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations at December 31, 2015 is approximately 8.5%.

We record the estimated fair value of final capping, closure and post-closure liabilities for our landfills based on the capacity consumed through the current period. The fair value of final capping obligations is developed based on our estimates of the airspace consumed to date for the final capping. The fair value of closure and post-closure obligations is developed based on our estimates of the airspace consumed to date for the entire landfill and the expected timing of each closure and post-closure activity. Because these obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future final capping, closure and post-closure activities could result in a material change in these liabilities, related assets and results of operations. We assess the appropriateness of the estimates used to develop our recorded balances annually, or more often if significant facts change.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Changes in inflation rates or the estimated costs, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining capacity of the related discrete final capping or the remaining permitted and expansion airspace (as defined below) of the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping or the remaining permitted and expansion airspace of the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense.

•
Remaining permitted airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is used to compare the existing landfill topography to the expected final landfill topography.

•
Expansion airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year and the final expansion permit to be received within five years. Second, we must believe that obtaining the expansion permit is likely, considering the following criteria:

o	Personnel are actively working on the expansion of an existing landfill, including efforts to obtain land use and local, state or provincial approvals;
o	We have a legal right to use or obtain land to be included in the expansion plan;
o	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could negatively affect the success of such expansion; and
o	Financial analysis has been completed based on conceptual design, and the results demonstrate that the expansion meets the Company’s criteria for investment.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to the final capping, closure and post-closure of the expansion in the amortization basis of the landfill.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate, and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group, and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

After determining the costs and remaining permitted and expansion capacity at each of our landfill, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for the landfill for assets associated with each final capping, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if it is determined that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time management makes the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the year ended December 31, 2015 the Company operations related to its landfill assets and liability are presented in the tables below:

Landfill Assets	Year Ended December 31, 2015
January 1, 2015, Beginning Balance	$-
Capital additions (Landfill acquired on December 22, 2015)	3,396,519
Amortization of landfill assets	(3,043)
Asset retirement adjustments	-
December 31, 2015, Ending Balance	$3,393,476

Landfill Liability
January 1, 2015, Beginning Balance	$-
Obligations incurred and capitalized (Landfill acquired on December 22, 2015)	196,519
Obligations settled	-
Interest accretion	3,733
Revisions in estimates and interest rate assumption	-
Acquisition, divestures and other adjustments	-
December 31, 2015, Ending Balance	$200,252

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that services have been provided and a collection is reasonably assured. The majority of the Company’s revenues are generated from the fees charged for waste collection, transfer, disposal and recycling.  The fees charged for our services are generally defined in service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rate.

Deferred Revenue

The Company records deferred revenue for customers that were billed in advance of services. The balance in deferred revenue represents amounts billed in October, November and December for services that will be provided during January, February and March.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Services

Cost of services include all employment costs associated with waste collection, transfer and disposal, damage claims, landfill costs, personal property taxes associated with collection vehicles and other direct cost of the collection and disposal process.

Concentrations

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

Financial instruments which also potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable; however, concentrations of credit risk with respect to trade accounts receivables are limited due to generally short payment terms.

The Company has two contracts that account for a large portion of the Company’s revenue. During the year ended December 31, 2015, these contracts accounted for approximately 44% of the Company’s revenues and less than 5% of the Company’s accounts receivable balance at December 31, 2015. During the year ended December 31, 2014, the Company had two customers that accounted for approximately 46% of the Company’s revenues and approximately 53% of the Company’s accounts receivable balance at December 31, 2014. The Company did not have any other customers that represented a significant portion of the Company’s revenue or account receivables for the fiscal years ended December 31, 2015 and 2014, respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At December 31, 2015 the Company had two convertible notes outstanding that is not convertible into common stock until June 2016. Additionally, the Company issued stock warrants for 1,673,559 common shares.

For the year ended December 31, 2015, the Company had 1,673,559 of weighted-average common shares relating to the convertible debt, under the if-converted method, however, these shares are not dilutive because the Company recorded a loss during the fiscal year.

At December 31, 2015, and 2014 the Company had a series of convertible notes and warrants outstanding that could be converted into approximately, 2,548,559 and 291,047 common shares, respectively. These are not presented in the consolidated statements of operations since the company incurred a loss and the effect of these shares is anti- dilutive.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company recorded stock based compensation expense of $7,356,000 and $339,000 during the years ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3  –  PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:
	2015	2014
Land	$1,690,000	$-
Building & Improvements	692,156	-
Furniture & Office Equipment	258,702	240,102
Containers	4,453,386	2,847,205
Truck, Machinery & Equipment	9,948,686	5,523,773
Total Cost	17,042,930	8,611,080
Less accumulated depreciation	(2,609,190)	(956,315)
Net property, plant and Equipment	$14,433,740	$7,654,765

As of December 31, 2015 the Company has $395,000 of land and building which are held for sale and included in amounts noted above. These held for sale assets were not depreciated during the year ending December 31, 2015. Depreciation expense for the years ended December 31, 2015 and 2014 was $1,683,000 and $965,000, respectively.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 3  –  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

During 2015 and 2014, the Company assessed these long-term assets, based on estimated future cash flows and concluded that the carrying amount of its long-term assets did not exceed its fair value, therefore the Company did not record any impairment loss on these assets.

NOTE 4  -  INTANGIBLE ASSETS AND ACQUISITION

Christian Disposal Acquisition

On December 22, 2015, the Company, in order to expand into new markets and maximize the rate of waste internalization, acquired 100% of the membership interests of Christian Disposal LLC pursuant to that certain Amended and Restated Membership Interest Purchase Agreement, dated October 16, 2015, as amended by that certain First Amendment thereto, dated December 4, 2015.

The acquisition was accounted for by the Company using acquisition method under business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. By the application of “push-down” accounting, our assets, liabilities and equity were accordingly adjusted to fair value on December 22, 2015. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.

The purchase of Christian Disposal, LLC included the acquisition of assets of $20,035,847 and liabilities of $2,152,738. The aggregate purchase price consisted of the following:

Cash consideration	$13,008,109
Restricted stock consideration	2,625,000
Convertible Promissory Note	1,250,000
Contingent additional purchase price	1,000,000
Total	$17,883,109

As noted in the table above, the purchase price could be increased by a maximum amount of $2,000,000 depending upon the extension of certain contracts to which Christian Disposal, LLC is a party. At December 31, 2015, the fair value of the additional purchase price was determined to be $1,000,000. Also, the Company issued 1,750,000 restricted shares of common stock as consideration which was valued at market at the date of the closing.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4  -  INTANGIBLE ASSETS AND ACQUISITION (CONTINUED)

The following table summarizes the estimated fair value of Christian Disposal LLC, and subsidiary, assets acquired and liabilities assumed at the date of acquisition:

Cash	$197,173
Accounts receivable	974,538
Prepaid expense	84,196
Other current assets	53,810
Customer lists intangible assets	8,180,000
Non-competition agreement intangible asset	56,000
Goodwill	5,849,332
Property, plant, and equipment	4,640,798
Account payable	(1,001,721)
Deferred revenue	(1,007,525)
Accrued expenses	(106,396)
Capital lease	(37,096)
Total	$17,883,109

Eagle Ridge Landfill, LLC and Hauling Acquisition

On December 22, 2015, the Company, in order to expand into new markets and maximize the rate of waste internalization, consummated the closing of the certain Asset Purchase Agreement dated November 13, 2015, by and between the Company and Eagle Ridge Landfill, LLC, as amended by the certain Amendment to Asset Purchase Agreement, dated December 18, 2015, to which the Company and WCA Waste Corporation are also party. Pursuant to the Eagle Ridge Purchase Agreement, Meridian Land acquired a landfill located in Pike County, Missouri and certain assets, rights, and properties related to such business of Eagle Ridge, including certain debts.

The acquisition was accounted for by the Company using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. By the application of “push-down” accounting, our assets, liabilities and equity were accordingly adjusted to fair value on December 22, 2015. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4 - INTANGIBLE ASSETS AND ACQUISITION (CONTINUED)

The purchase of Eagle Ridge Landfill, LLC and certain assets included the acquisition of assets of $9,947,224 and liabilities of $283,737. The aggregate purchase price consisted of a cash consideration of $9,663,487.

The following table summarizes the estimated fair value of Eagle Ridge Landfill LLC., assets acquired and liabilities assumed at the date of acquisition:

Cash	$470
Accounts receivable	272,480
Prepaid expense	6,870
Customer lists intangible assets	2,000,000
Landfill permit (including ARO)	3,396,519
Goodwill	1,630,310
Land	1,550,000
Property, Plant, and Equipment	1,090,575
Deferred revenue	(87,218)
Asset retirement obligation - permits	(196,519)
Total	$9,663,487

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Christian Disposal and Eagle Ridge occurred at January 1, 2014:

		Successor	Predecessor
	Year Ended December 31, 2015	Period from Acquisition May 16, 2014 to December 31, 2014	Period from January 1, 2014 to May 15, 2014

Total Revenue	$28,861,001	$17,872,328	$10,199,328
Net (loss) income	(17,763,377)	(1,581,195)	916,391
Basic net loss per share	$(1.23)	$(0.16)	$-

Meridian Waste Services, LLC Acquisition

In 2014, the Company, in order to establish a presence in the solid waste disposal industry, entered into an asset purchase agreement by and among the Company, HTSMWD, Meridian Waste Services, LLC (“MWS”) and the members of MWS, pursuant to which HTSMWD acquired certain assets and liabilities of MWS, in exchange for $11,115,000 cash, 13,191,667 shares of Class A Common Stock of HTSHC and 71,210 shares of Series B Cumulative Convertible Preferred Stock of HTSHC.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4 - INTANGIBLE ASSETS AND ACQUISITION (CONTINUED)

The acquisition was accounted for by the Company using the acquisition method under business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. By the application of “push-down” accounting, our assets, liabilities and equity were accordingly adjusted to fair value on May 15, 2014. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.

The purchase of MWS included the acquisition of assets of $22,175,706 and liabilities of $2,075,956. The aggregate purchase price consisted of the following:

Cash consideration	$11,000,000
Estimated value of common stock issued to sellers	1,978,750
Estimated value of preferred stock issued to sellers	7,121,000
Total	$20,099,750

The following table summarizes the estimated fair value of MWS assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$632,322
Prepaid expenses	123,544
Deposits	8,303
Containers	2,710,671
Furniture and equipment	299,450
Trucks	4,243,964
Customer lists	14,007,452
Non-compete agreement	150,000
Accounts payable and accrued expenses	(54,387)
Notes payable	(143,464)
Deferred revenue	(1,878,105)
Total	$20,099,750

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4 - INTANGIBLE ASSETS AND ACQUISITION (CONTINUED)

The following tables set forth the intangible assets, both acquired and developed, including accumulated amortization for the years ended December 31, 2015 and December 31, 2014:

	December 31, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Customer lists	13.7 years	$24,187,452	$4,687,090	$19,500,362
Non compete agreement	4.2 years	206,000	50,301	155,699
Website	3.9 years	13,920	3,016	10,904
		$24,407,372	$4,740,407	$19,666,965

	December 31, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Capitalized software	5.0 years	$434,532	$-	$434,532
Customer list	4.5 years	14,007,452	1,867,660	12,139,792
Loan fees	4.5 years	50,613	11,248	39,365
Non compete agreement	4.5 years	150,000	20,000	130,000
Website	4.9 years	13,920	232	13,688
		$14,656,517	$1,899,140	$12,757,377

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4 - INTANGIBLE ASSETS AND ACQUISITION (CONTINUED)

In the year ended December 31, 2015, customer lists include the intangible assets related to customer relationships acquired through the acquisition of Christian Disposal and Eagle Ridge with a cost basis of $10,180,000. The customer list intangible assets are amortized over their useful life which ranged from 5 to 20 years. Amortization expense, excluding amortization of landfill assets of $3,043, amounted to $2,869,385 and $1,899,140 for the period ending December 31, 2015 and 2014 respectively.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES

The Company had the following long-term debt:

	December 31, 2015	December 31, 2014

Debt payable to Comerica Bank, senior debt	$-	$8,708,333
Debt payable to Praesidian Capital Opportunity Fund III, senior lender	-	-
Debt payable to Praesidian Capital Opportunity Fund III-A, senior lender	-	-
Goldman Sachs - Tranche A Term Loan - LIBOR Interest	40,000,000	-
Goldman Sachs - Revolver	-	-
Goldman Sachs - MDTL	-	-
Convertible Notes Payable	1,250,000	-
Capitalized lease - financing company, secured by equipment,	37,097
Equipment loans	395,118	-
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000
Less: debt discount	(2,152,603)	-
Total debt	41,004,611	10,183,333
Less: current portion	(417,119)	(1,357,143)
Long term debt less current portion	$40,587,493	$8,826,190

Convertible Notes Payable

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

In 2015, as part of the purchase price consideration of the Christian Disposal acquisition, the Company issued a convertible promissory note to seller in the amount of $1,250,000. The note bears interest at 8% and matures on December 31, 2020. The seller may convert all or any part of the outstanding and unpaid amount of this note into fully paid and non-assessable common stock in accordance with the agreement.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

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

In 2015, approximately $225,000 of the issued promissory notes were converted into approximately 461,000 shares at the contractual conversion price.  At December 31, 2015 the Company had $12,500 remaining in convertible notes to related parties, which includes $2,500 in put premiums.

Notes Payable

At December 31, 2014 the Company had a short term, non-interest bearing note payable of $150,000 which was incurred in connection with the Membership Interest Purchase Agreement discussed above.  The Company also had a loan from Here to Serve Holding Corp. due to expenses paid by Here to Serve on behalf of the Company prior to the recapitalization. This loan totaled $376,585 bringing total notes payable to $526,585. In 2015, the short term, non-interest bearing note was paid off, and at December 31, 2015, the Company’s loan from Here to Serve Holding Corp. was $359,891.

Praesidian Notes Payable

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
$10,845,000

The Company’s Senior Secured Loan with Comerica Bank had an interest rate of LIBOR plus 4.25% with a two-year term based on a seven-year amortization schedule. In addition, the Company had a working capital line of credit with Comerica Bank of $1,250,000 at 4.75% of which the Company had drawn down $1,185,081 and $1,085,160 as of August 6, 2015 and December 31, 2014, respectively.  There was CAPEX line of credit of $750,000, of which the Company had drawn down $560,718 and $590,000 as of August 6, 2015 and December 31, 2014, respectively; again at 4.75% interest. As noted above, these debts were paid off from the proceeds received from Praesidian.

The debt to Praesidian had a maturity date of August 6, 2020 with interest paid monthly at an annual rate of 14%. In addition to the 14% interest rate, the Company issued to Praesidian warrants to purchase 1,293,022 shares of Common Stock of the Company.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

Goldman Sachs Credit Agreement

On December 22, 2015, in connection with the closing of acquisitions of Christian Disposal, LLC and certain assets of Eagle Ridge Landfill, LLC, the Company was extended certain credit facilities by Goldman Sachs, consisting of $40,000,000 aggregate principal amount of Tranche A Term Loans, $10,000,000 aggregate principal amount of Multi- Draw Term Loans and up to $5,000,000 aggregate principal amount of Revolving Commitments.  At December 31, 2015, only the Tranche A Term Loan was drawn and had an outstanding balance of $40,000,000. It is collateralized by the assets of the Company. The debt has a maturity date of December 22, 2020 with interest paid monthly at an annual rate of 9%. In addition, there is a commitment fee paid monthly on the Mutli-Draw Term Loans and Revolving Commitments at an annual rate of 0.5%.

The proceeds of the loans were used to partially fund the acquisitions referenced above and refinance existing debt with Praesidian, among other things. The funds to payoff the Praesidian notes were distributed as follows:

Aggregate outstanding principal balance of the Notes	$10,845,043
Aggregate accrued but unpaid interest on the Notes	82,844
Prepayment Premium1	325,351
Accrued PIK	9,941
Tax Liability	150,000
Accrued but unpaid fees and expenses	4,000
Payoff Amount	$11,417,179

The Company re-paid in full and terminated its agreements with Praesidian which effected the cancellation of certain warrants that the Company issued to Fund III for the purchase of 931,826 shares of the Company’s common stock and to Fund III-A for the purchase of 361,196 shares of the Company’s common stock. In consideration for the cancellation of the Praesidian Warrants, the Company issued to Praesidian Capital Opportunity Fund III, LP, 1,153,052 shares of common stock and issued to Praesidian Capital Opportunity Fund III-A, LP, 446,948 shares of common stock. Due to the early termination of the notes and cancellation of the warrants, the Company recorded a loss on extinguishment of debt of $1,899,161 in the year ended December 31, 2015.

In addition, in connection with the credit agreement, the Company issued warrants to Goldman Sachs for the purchase of shares of the Company’s common stock equivalent to a 6.5% Percentage Interest at a purchase price equal to $449,553, exercisable on or before December 22, 2023. The warrants grant the holder certain other rights, including registration rights, preemptive rights for certain capital raises, board observation rights and indemnification. See discussion of warrants below.

Subordinated Debt

In connection with the acquisition with Meridian Waste Services, LLC on May 15, 2014, notes payable to the sellers of Meridian issued five-year term subordinated debt loans paying interest at 8%. At December 31, 2015 and December 31, 2014, the balance on these loans was $1,475,000 and $1,475,000, respectively.

The debt payable to Comerica at December 31, 2014 and the Equipment loans at December 31, 2015 were the debt of Here to Serve- Missouri Waste Division, LLC, a subsidiary of the Company.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

Equipment Loans

Finally, during the year ended December 31, 2015, the Company entered into four long-term loan agreements in connection with the purchase of equipment with rates between 4% and 5%. At December 31, 2015, the balance of these four loans was $425,149.

Derivative Liability - Warrants

As indicated above, the Company issued warrants to Praesidian and Goldman Sachs to purchase shares of common stock.  Due to the put features contained in the agreements, derivative liabilities were recorded for the warrants.

The Company’s derivative warrant instruments related to Praesidian have been measured at fair value at the date of cancellation, December 22, 2015, using the Black-Scholes model. The Back-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future and the dividend rate. The key inputs used in the December 22, 2015 fair value calculations were as follows:

December 22, 2015
Current exercise price	$0.025
Time to expiration	8/6/2016
Risk-free interest rate	0.33%
Estimated volatility	230%
Dividend	0%
Stock price on December 22, 2015	$1.50
Expected forfeiture rate	0%

The Company’s derivative warrant instruments related to Goldman Sachs have been measured at fair value at the date of issuance December 22, 2015 and December 31, 2015, using the Black-Scholes model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statement of operations.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

The key inputs used in the December 22, and December 31, 2015 fair value calculations were as follows:

December 22, 2015
Purchase Price	$450,000
Time to expiration	12/22/2023
Risk-free interest rate	2.11%
Estimated volatility	45%
Dividend	0%
Stock price on December 22, 2015	$1.50
Expected forfeiture rate	0%

December 31, 2015
Purchase Price	$450,000
Time to expiration	12/22/2023
Risk-free interest rate	2.15%
Estimated volatility	45%
Dividend	0%
Stock price on December 31, 2015	$1.90
Expected forfeiture rate	0%

The change in the market value for the period ending December 31, 2015 is as follows:

Fair value of warrants @ December 31, 2014	$-

Issuance of Praesdian warrants @ August 6, 2015	904,427

Unrealized loss on derivative liability	1,004,213

Cancellation of Praesidian warrants @ December 22, 2015	(1,908,640)

Issuance of Goldman warrants @ December 22, 2015	2,160,000

Unrealized loss on derivative liability	660,000

Fair value of warrants @ December 31, 2015	$2,820,000

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

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

At December 31, 2014, the Company had $5,414,634 of non-amortizing variable rate debt outstanding with interest payments due on a monthly basis. The note accrues interest at the 1-month LIBOR plus 4.25%. In order to hedge interest rate risk, the Company entered into an interest rate swap for a notional amount of $5,414,634 at fixed rate of 4.75%. Under the swap agreement, the Company pays the fixed rate on the $5,414,634 notional amount on a monthly basis, and receives the 1-month LIBOR plus 4.25% on a monthly basis. Payments are settled on a net basis, and the Company has effectively converted its variable-rate debt into fixed-rate debt with an effective interest rate of 4.75%.  As discussed above, the debts to Comerica were paid off from the funding received from Praesidian. The net settlement amount of the interest rate swap as of December 31, 2015 and December 31, 2014 was $0 and $40,958, respectively.

NOTE 6- SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.025 par common stock. At December 31, 2015 and 2014 there were 21,038,650 and 9,963,418 shares issued and outstanding.

Treasury Stock

During 2014, the Company’s Board of Directors authorized a stock repurchase of 230,000 shares of its common stock for approximately $230,000 at an average price of $1.00 per share. As of December 31, 2015 and 2014 the Company holds 230,000 shares of its common stock in its treasury.

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, for which two classes have been designated to date. Series A has 51 shares issued and outstanding and Series B has 71,210 shares issued and outstanding as of December 31, 2015 and 2014, respectively.

Each share of Series A Preferred Stock has no conversion rights, is senior to any other class or series of capital stock of the Company and special voting rights. Each one (1) share of Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y)  0.49, minus (z) the Numerator.

Holders of Series B Preferred Stock shall be entitled to receive when and if declared by the Board of Directors cumulative dividends at the rate of twelve percent (12%) of the Original Issue Price.  In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series B Preferred Stock shall be entitled to receive, immediately prior and in preference to any distribution to holders of the Company’s common stock, an amount per share equal to the sum of $100.00 and any accrued and unpaid dividends of the Series B Preferred Stock.  Each share of Series B Preferred Stock may be converted at the option of the holder into the Company’s Common stock.  The shares shall be converted using the “Conversion Formula”: divide the Original Issue Price by 75% of the average closing bid price of the Common Stock for the five (5) consecutive trading days ending on the trading day of the receipt by the Company of the notice of conversion.

At December 31, 2015 and 2014, the Company’s Series B Preferred Stock dividends in arrears on the 12% cumulative preferred stock were approximately $1,033,000 ($14.50 per share) and $2.50 ($2.50 per share), respectively.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock Transactions

During the years ended December 31, 2015 and 2014, the Company issued, 11,075,232 and 9,054,134 shares of common stock, respectively.  The fair values of the shares of common stock were based on the quoted trading price on the date of issuance.  Of the 11.1 million shares issued for year ending December 31, 2015, the Company:

1.	Issued 1,573,550 of these shares were issued to vendors for services generating a professional fees expense of $830,970;

2.	Issued 5,690,843 of these shares to officers and employees as incentive compensation resulting in compensation expense of $7,356,180;

3.
Issued 460,839 shares of common stock, due to the conversion of related party debt.  Per the convertible note agreement, the shares were converted at 75% of the closing bid price on the date of conversion.  The value of the debt and accrued interest converted was $318,927;

4.
Issued 1,750,000 shares as part of the acquisition of Christian Disposal LLC, these shares were record as part of the purchased price consideration as noted above. These share were valued at market as of the date of the acquisition; and,

5.	Issued 1,600,000 shares of common stock, due to the cancellation of Praesidian warrants. As part of this extinguishment of debt the company recorded a loss of approximately, $1.8 million.

For fiscal year ended December 31, 2014, the Company acquired the membership interest of HTSMWD, HTST and HTSGWD in exchange for 9,054,134 shares of the Company’s common stock. This transaction was closed on October 17, 2014 and HTSMWD became wholly-owned by the Company. The Company is deemed to have issued 1,139,284 shares of common stock which represents the outstanding common shares of the Company just prior to the closing of the transaction.

The Company has issued and outstanding warrants of 1,673,559 common shares, as adjusted, with the current exercise price of $0.269, as adjusted, expiring December 31, 2023. A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2015 and 2014, with changes during the years ending on those dates are as follows:

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

	Number of Shares	Average Exercise Price	If Exercised	Expiration Date
Outstanding, January 1, 2014	-	$-	$-	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2014	-	$-	$-

Granted - Praesidian	1,293,022	$0.025	$32,326	-
Forfeited/Cancellation - Praesidian	(1,293,022)	$0.025	(32,326)	-
Granted - Goldman Sachs	1,673,559	$0.269	449,518	December 31, 2023
Forfeited/Cancellation - Goldman Sachs	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2015	1,673,559	$-	$449,518	-
Warrants exercisable at December 31, 2015	1,673,559

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification (ASC-740) “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The Company had a net operating loss carry forward of approximately $12.3 million at December 31, 2015 and had no Federal or State income tax obligations.  The Company had no significant tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the years ended December 31, 2015 and 2014 other than net operating losses.

The Company’s loss carry forward of approximately $12.3 may offset future taxable income through tax year 2035.  However, in accordance with IRC Section 382, the availability and utilization of the losses may be severely limited since the business combination that occurred on October 17, 2014 triggered the IRC Section 382 limitations.

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

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate of 34% as follows for the periods ended December 31, 2015 and 2014:

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 7 - INCOME TAXES (CONTINUED)

	Years Ended December 31,
	2015	2014
Computed "expected" benefit	$(6,538,843)	$(773,000)
Effect of state income taxes, net of federal benefit	(769,276)	(136,000)
Effect of change in tax rates	-	(280,760)
Pre-acquisition losses	-	640,000
Stock based compensation and other permanent differences	4,577,831	-
Increase in valution allowance	2,730,288	549,760
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different year for tax and financial reporting purposes.  The Components of the net deferred tax assets for the years ended December 31, 2015 and 2014 were as follows:

	Years Ended December 31,
	2015	2014
Net operating loss carry forward	$4,686,288	$1,956,000
Less: Valuation allowance	(4,686,288)	(1,956,000)
	$-	$-

The valuation allowance was increased by approximately $2,730,288 and $550,000 during the years ended December 31, 2015 and 2014.

NOTE 8 - FAIR VALUE MEASUREMENT

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Also, ASC Topic 820 provides clarification that in circumstances, in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

The standard describes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 - Quoted prices in active markets for identical assets and liabilities.
Level 2 - Input other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets of liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 8 - FAIR VALUE MEASUREMENT (CONTINUED)

The following table sets forth the liabilities at December 31, 2015 and 2014, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Derivative liability	$2,820,000	$-	$-	$2,820,000

Stock settled debt premium	12,500	10,000	-	2,500

Total	$2,832,500	$10,000	$-	$2,822,500

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Interest Rate Swap	$40,958	$-	$-	$40,958

Stock settled debt	308,083	235,000	-	67,083

Total	$349,041	$235,000	$-	$108,041

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 9 - LEASES

The Company’s has entered into non-cancellable leases for its office, warehouse facilities and some equipment.  These lease agreements commence on various dates from September 1, 2010 to December 2015 and all expires on or before December, 2020.  Future minimum lease payments at December 31, 2015 are as follows:

2016	$442,408
2017	448,408
2018	164,493
2019	111,103
2020	71,500
Thereafter	-
Total	$1,237,912

The Company has also entered into various other leases on a month to month basis for machinery and equipment. Rent expense amounted to $320,154 and $177,801 for the year ended December 31, 2015 and 2014, respectively.

NOTE 10 – BONDING

In connection with normal business activities of a company in the solid waste disposal industry, Meridian may be required to acquire a performance bond.  As part of the Company’s December 22, 2015 acquisitions of Christian Disposal, LLC and Eagle Ridge Landfill, LLC, Meridian acquired a performance bond in the approximate amount of $7,400,000 with annual expenses of $221,000. For fiscal year ended December 31, 2015, the Company had approximately $6,000 of expenses related to this performance bond and for fiscal year ended December 31, 2014, the Company was not required to obtain a performance bond.

NOTE 11 - EMPLOYMENT CONTRACT

Pursuant to the Christian Disposal, LLC and subsidiary purchase, the company has entered into an employment contract with its Area Vice President of Business Development and Marketing through 2020 that provides for a minimum annual salary, cash and stock option bonuses. At December 31, 2015, the total commitment, excluding incentives, was approximately $1,500,000.

Note 12 - LITIGATION

The Company is involved in various lawsuits related to the operations of its subsidiaries.  Management believes that it has adequate insurance coverage and/or has appropriately accrued for the settlement of these claims.  If applicable, claims that exceed amounts accrued and/or that are covered by insurance, management believes they are without merit and intends to vigorously defend and resolve with no material impact on financial condition.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 13 – RELATED PARTY TRANSACTIONS

Sale of Capitalized Software

On January 7, 2015, in an effort to give investors a more concentrated presence in the waste industry the Company sold the capitalized software assets of Here to Serve Technology, LLC (HTST) to Mobile Science Technologies, Inc., a Georgia corporation (MSTI), a related party due to being owned by some of the shareholders of the Company. No gain or loss was recognized on this transaction as the Company received equity equal to book value ($434,532) of the capitalized software in the exchange. This represents approximately 15% of the equity of MSTI and is reflected in the accompanying balance sheet as “investment in related party affiliate”. The Company's investment of 15% of the common stock of MSTI is accounted for under the equity method because the company exercises significant influence, over its operating and financial activities. Significant influence is exercised because both Companies have a Board Member in common. Accordingly, the investment in MSTI is carried at cost, adjusted for the Company's proportionate share of earnings or losses.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 13 – RELATED PARTY TRANSACTIONS (CONTINUED)

The following presents unaudited summary financial information for MSTI. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

Following is a summary of financial position and results of operations of MSTI:

Summary of Statements of Financial Condition	2015
(UNAUDITED)
Assets
Current assets	$4,481
Noncurrent assets	2,869,553
Total assets	$2,874,034

Liabilities and Equity
Current liabilities	$213,264
Noncurrent liabilities	-
Equity	2,660,770
Total liabilities and equity	$2,874,034

Summary of Statements of Operations

Revenues	$1,364
Expense	470,342
Net loss	$(468,978)

The Company recorded losses from its investment in MSTI, accounted for under the equity method, of approximately $70,000 during fiscal year ended 2015.  The charge reflected the Company’s share of MSTI losses recorded in that period, as well as the write-down of the investment and the write-off of certain receivables.  While the Company has ongoing agreements with MSTI relating to the use of MSTI's software technology, the Company has no obligation to otherwise support the activities of MSTI. As of December 31, 2015, the Company has $133,000 in prepaid expenses related to MSTI.

NOTE 14 - SUBSEQUENT EVENTS

EQUITY AND INCENTIVE PLAN

Effective March 10, 2016, the Board of Directors (the “Board”) of the Company approved, authorized and adopted the 2016 Equity and Incentive Plan (the “ Plan”) and certain forms of ancillary agreements to be used in connection with the issuance of stock and/or options pursuant to the Plan (the “Plan Agreements”). The Plan provides for the issuance of up to 7,500,000 shares of common stock, par value $.025 per share (the “Common Stock”), of the Company through the grant of non-qualified options (the “Non-qualified options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

The Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors (the “Committee”). In the absence of such a Committee, the Board shall administer the Plan. The Plan is currently being administered by the Board.

Options are subject to the following conditions:

(i)
The Committee determines the strike price of Incentive Options at the time the Incentive Options are granted. The assigned strike price must be no less than 100% of the Fair Market Value (as defined in the Plan) of the Company’s Common Stock. In the event that the recipient is a Ten Percent Owner (as defined in the Plan), the strike price must be no less than 110% of the Fair Market Value of the Company.

(ii)
The strike price of each Non-qualified Option will be at least 100% of the Fair Market Value of such share of the Company’s Common Stock on the date the Non-qualified Option is granted, unless the Committee, in its sole and absolute discretion, elects to set the strike price of such Non-qualified Option below Fair Market Value.

(iii)
The Committee fixes the term of Options, provided that Options may not be exercisable more than ten years from the date the Option is granted, and provided further that Incentive Options granted to a Ten Percent Owner may not be exercisable more than five years from the date the Incentive Option is granted.

(iv)
The Committee may designate the vesting period of Options. In the event that the Committee does not designate a vesting period for Options, the Options will vest in equal amounts on each fiscal quarter of the Company through the five (5) year anniversary of the date on which the Options were granted. The vesting period accelerates upon the consummation of a Sale Event (as defined in the Plan).

(v)	Options are not transferable and Options are exercisable only by the Options’ recipient, except upon the recipient’s death.
(vi)
 Incentive Options may not be issued in an amount or manner where the amount of Incentive Options exercisable in one year entitles the holder to Common Stock of the Company with an aggregate Fair Market value of greater than $100,000.

Awards of Restricted Stock are subject to the following conditions:

(i)
The Committee grants Restricted Stock Options and determines the restrictions on each Restricted Stock Award (as defined in the Plan). Upon the grant of a Restricted Stock Award and the payment of any applicable purchase price, grantee is considered the record owner of the Restricted Stock and entitled to vote the Restricted Stock if such Restricted Stock is entitled to voting rights.

(ii)	Restricted Stock may not be delivered to the grantee until the Restricted Stock has vested.
(iii)	Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as provided in the Plan or in the Award Agreement (as defined in the Plan).

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

EMPLOYMENT AGREEMENT

Jeffrey Cosman - Employment Agreement, Director Agreement and Restricted Stock Agreement

On March 11, 2016, the Company entered into an employment agreement with Mr. Cosman (the “Cosman Employment Agreement”). Mr. Cosman is currently the Chief Executive Officer and Chairman of the Board of Directors of the Company and prior to the execution and delivery of the Cosman Employment Agreement, terms of Mr. Cosman’s employment were governed by that certain previous employment agreement assumed by the Company in connection with the Company’s purchase of certain membership interests owned by such previous employer on October 17, 2014. The Cosman Employment Agreement has an initial term from March 11, 2016 through December 31, 2017 and the term will automatically renew for one (1) year periods unless otherwise terminated in accordance with the terms therein. Mr. Cosman will receive a base salary of $525,000 and Mr. Cosman’s compensation will increase by 5% on January 1 of each year. Mr. Cosman may also receive a cash bonus based on the Company’s performance relative to its annual target performance, as well as an annual equity bonus in the form of restricted common stock, in accordance with the Company’s 2016 Equity and Incentive Plan (the “Plan”) and subject to the restrictions contained therein, equivalent to 6% of the value of all acquisitions by the Company or its subsidiaries of substantially all the assets of existing businesses or of controlling interests in existing business entities and equity or debt financings during the preceding year. Upon any termination of Mr. Cosman’s employment with the Company, except for a termination for Cause, Mr. Cosman shall be entitled to a severance payment equal to the greater of (i) five years’ worth of the then existing base salary and (ii) the last year’s bonus.

On March 11, 2016, the Company entered into a director agreement with the Company’s Chairman of the Board and Chief Executive Officer, Jeffrey Cosman, as amended by the First Amendment to Director Agreement entered into by the parties on April 13, 2016 (the "Cosman Director Agreement").

On March 11, 2016, the Company entered into a restricted stock agreement with Mr. Cosman (the “Cosman Restricted Stock Agreement”), pursuant to which 4,253,074 shares of the Company's common stock, subject to certain restrictions set forth in the Cosman Restricted Stock Agreement, were issued to Mr. Cosman pursuant to the Cosman Employment Agreement and the Plan.

Walter H. Hall, Jr. - Director Agreement and Employment Agreement

On March 11, 2016, the Company entered into a director agreement with Mr. Walter H. Hall, Jr., as amended by the First Amendment to Director Agreement entered into by the parties on April 13, 2016 (the “Hall Director Agreement”), concurrent with Mr. Hall’s appointment to the Board of Directors of the Company (the “Board”) effective March 11, 2016 (the “Effective Date”).

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

On March 11, 2016, the Company entered into an executive employment agreement with Mr. Hall (the “Hall Employment Agreement”). Mr. Hall will have the title of President and Chief Operating Officer. The Hall Employment Agreement has an initial term of thirty-six (36) months and the term will automatically renew for one (1) year periods, unless otherwise terminated pursuant to the terms contained therein. Mr. Hall will receive a base salary of $300,000 beginning upon the Company’s closing of acquisitions in the aggregate amount of $35,000,000 from the date the Hall Employment Agreement is executed. Mr. Hall may also receive an annual bonus of up to $175,000, or such larger amount approved by the Board, as well as an annual equity bonus (in the form of restricted common stock, in accordance with the Plan and subject to the restrictions contained therein) equivalent to 2% of the value of all acquisitions by the Company or its subsidiaries of substantially all the assets of existing businesses or of controlling interests in existing business entities and equity or debt financings during the preceding year. Additionally, Mr. Hall received two million (2,000,000) restricted shares of the Company’s common stock upon the execution of the Hall Employment Agreement

EQUITY SUBSCRIPTION AGREEMENT

On April 8, 2016, the Company completed the final closing (the “the Closing”) of a private placement offering to accredited investors (the “Offering”) of up to $1,600,000 of the Company’s restricted common stock, par value $0.025 per share.

In connection with the Closing, the Company entered into definitive subscription agreements (the “Subscription Agreements”) with five (5) accredited investors (the “Investors”) and issued an aggregate of 1,428,573 shares of Common Stock for aggregate gross proceeds to the Company of $1,600,000.

The Subscription Agreements provide that the Company shall issue additional shares of Common Stock in the event that, prior to the first anniversary of the Subscription Agreement, such Investor sells all of the Common Stock purchased under the Subscription Agreement and receives less than the full amount of the purchase price paid under the Subscription Agreement, and the Subscription Agreements contain typical representations and warranties.