Form 10-Q
period 2016-03-31
Meridian Waste Solutions, Inc.
filed 2016-05-16
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

As of May 13, 2016, there were 24,992,223 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 AND DECEMBER 31, 2015

Assets	March 31, 2016 (UNAUDITED)	December 31, 2015
Current assets:

Cash and cash equivalents	$1,766,569	$2,729,795
Short-term investments	1,947,127	-
Accounts receivable, net of allowance	2,013,933	1,707,818
Prepaid expenses	393,728	427,615
Other current assets	88,537	52,359

Total current assets	6,209,894	4,917,587

Property, plant and equipment, at cost net of accumulated depreciation	16,040,835	14,433,740

Other assets:

Investment in related party affiliate	362,080	364,185
Deposits	10,954	10,954
Loan fees, net of accumulated amortization	1,115,200	1,416,697
Goodwill	7,234,420	7,479,642
Landfill assets, net of accumulated amortization	3,371,212	3,393,476
Customer list, net of accumulated amortization	18,636,744	19,500,362
Non-compete, net of accumulated amortization	145,459	155,699
Website, net of accumulated amortization	10,208	10,904

Total other assets	30,886,277	32,331,919

Total assets	$53,137,006	$51,683,246

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$1,981,859	$1,988,050
Accrued expenses	474,806	280,069
Notes payable, related party	359,891	359,891
Deferred compensation	1,036,630	996,380
Deferred revenue	3,045,935	2,912,264
Convertible notes due related parties, includes put premiums	15,065	15,065
Contingent liability	1,000,000	1,000,000
Derivative liability - stock warrants	2,640,000	2,820,000
Current portion - long term debt	268,994	417,119

Total current liabilities	10,823,180	10,788,838

Long term liabilities:
Asset retirement obligation	245,428	200,252
Long term debt, net of current	42,964,192	40,587,493
		2,376,699
Total long term liabilities	43,209,620	40,787,745

Total liabilities	54,032,800	51,576,583

Shareholders' equity:
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, issued and outstanding	71	71
Common stock, par value $.025, 75,000,000 shares authorized, 24,537,982 and 21,038,650 share issued and outstanding, respectively	613,449	525,966
Treasury stock, at cost, 230,000 shares	(224,250)	(224,250)
Additional paid in capital	32,961,418	27,624,492
Accumulated deficit	(34,246,482)	(27,819,616)

Total shareholders' (deficit) equity	(895,794)	106,663

Total liabilities and shareholders' equity	$53,137,006	$51,683,246

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING MARCH 31, 2016 AND 2015

	Three months ended
	March 31, 2016 (UNAUDITED)	March 31, 2015 (UNAUDITED)
Revenue
Services	$7,488,239	$3,035,819
	7,488,239	3,035,819
Total revenue

Cost of sales and services
Cost of sales and services	4,469,898	1,833,058
Depreciation	757,089	381,576

Total cost of sales and services	5,226,987	2,214,634

Gross Profit	2,261,252	821,185

Expenses
Bad debt expense	44,589	2,738
Compensation and related expense	4,230,768	2,145,907
Depreciation and amortization	950,317	725,612
Selling, general and administrative	2,191,571	513,666

Total expenses	7,417,245	3,387,923

Other income (expenses):
Miscellaneous income	6,700	1,097
Loss on disposal of assets	(1,451)	-
Unrealized gain (loss) on interest rate swap	-	3,071
Unrealized gain on change in fair value of derivative liability	180,000	-
Loss on extinguishment of debt	-	-
Loss from proportionate share of equity method investment	(2,105)	-
Recapitalization expense	-	-
Unrealized gain on investment	-	-
Interest income	2,139	-
Interest expense	(1,456,156)	(190,076)

Total other expenses	(1,270,873)	(185,908)

Net loss	$(6,426,866)	$(2,752,646)

Basic net loss per share	$(0.30)	$(0.25)

Weighted average number of shares outstanding
(Basic and Diluted)	21,680,019	11,114,873

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 2016 AND 2015

	Periods ending
	March 31, 2016 (UNAUDITED)	March 31, 2015 (UNAUDITED)

Cash flows from operating activities:
Net loss	$(6,426,866)	$(2,752,646)
Adjustments to reconcile net loss to net cash (used in) provided from operating activities:
Depreciation and amortization	1,707,406	1,107,189
Interest accretion on landfill liabilities	45,176
Amortization of capitalized loan fees & debt discount	413,639	-
Unrealized gain on swap agreement	-	(3,072)
Unrealized gain on derivatives	(180,000)	-
Stock issued to vendors for services	778,985	260,325
Stock issued to employees as incentive compensation	3,545,422	1,486,265
Loss from proportionate share of equity investment	2,105
Loss on disposal of equipment	1,451	-
Changes in working capital items net of acquisitions:
Accounts receivable, net of allowance	(306,115)	143,253
Prepaid expenses and other current assets	(2,291)	(89,989)
Accounts payable and accrued expenses	188,546	122,276
Deferred compensation	40,250	170,000
Deferred revenue	133,671	30,927
Other current liabilities	-	(340,044)

Net cash (used in) provided from operating activities	(58,621)	134,484

Cash flows from investing activities:
Landfill additions / ARO adjustments	(29,669)
Acquisition of property, plant and equipment	(2,436,439)	(295,913)
Purchases of short-term investments	(1,947,127)
True up related to acquisition	245,222
Proceeds from sale of property, plant and equipment	46,975	-

Net cash used in investing activities	(4,121,038)	(295,913)

Cash flows from financing activities:
Proceeds from loans	2,150,000	-
Proceeds from issuance of common stock	1,100,000	-
Principle payments on notes payable	(33,567)	(489,286)
Proceeds from line of credit	-	750,000

Net cash provided from financing activities	3,216,433	260,714

Net change in cash	(963,226)	99,285

Beginning cash	2,729,795	438,907

Ending cash	$1,766,569	$538,192

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$997,341	$272,840
Cash paid for taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information:

Disposition of capitalized software in exchange for equal value of equity in acquiring entity	$-	$434,532

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 - NATURE OF OPERATIONS AND ORGANIZATION

Meridian Waste Solutions, Inc. (the “Company” or “Meridian”) is currently operating under five separate Limited Liability Companies:

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

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 - NATURE OF OPERATIONS AND ORGANIZATION (CONTINUED)

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

Liquidity and Capital Resources

As of March 31, 2016, the Company had negative working capital of $4,613,287. This lack of liquidity is mitigated by the Company’s ability to generate positive cash flow from operating activities. In the three months ended March 31, 2016, cash generated from operating activities, excluding one-time acquisition and transition expenses of approximately $467,000, was approximately $408,000. In addition, as of March 31, 2016, the Company had approximately $1,767,000 in cash and cash equivalents and $1,947,000 in short-term investments to cover its short term cash requirements. Further, the Company has approximately $12,850,000 of borrowing capacity on its multi-draw term loans and revolving commitments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10Q and Article 803 of Regulation SX.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2015 included in our Annual Report on Form 10K filed with the SEC on April 14, 2016.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2016, and the results of operations and cash flows for the three months ending March 31, 2016 have been made. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for a full year.

Basis of Consolidation

The consolidated financial statements for the three months ending March 31, 2016 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Meridian Land Company, LLC, Here to Serve Technology, LLC, Here To Serve Georgia Waste Division, LLC and Christian Disposal, LLC. The following two subsidiaries of the Company, Here To Serve Georgia Waste Division, LLC and Here to Serve Technology, LLC, a Georgia Limited Liability Company had no operations during the period. The consolidated financial statements for the three months ending March 31, 2015 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Here To Serve Georgia Waste Division, LLC and Here to Serve Technology, LLC, a Georgia Limited Liability Company.

All significant intercompany accounts and transactions have been eliminated in consolidation.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Short-term investments consist of investments that have a remaining maturity of less than one year as of the date of the balance sheet.

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized costs, which approximates fair market value, on our Consolidated Balance Sheets. For the three months ended March 31, 2016 and 2015, interest income of $2,139 and $0, respectively, was recorded related to the held-to-maturity securities. Our short-term investments’ contractual maturities occur before March 31, 2017.

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

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering of the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally use the Black Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset.  The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  During the three months ending March 31, 2016, the Company experienced no losses due to impairment.

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

The Company analyzes its tax positions by utilizing ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2016, tax years ended December 31, 2015, 2014, and 2013 are still potentially subject to audit by the taxing authorities.

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

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At March 31, 2016 and December 31, 2015 the Company had approximately $2,641,000 and $2,326,000 of gross trade receivables, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At March 31, 2016 and December 31, 2015 the Company had approximately $627,000 and $618,000 recorded for the allowance for doubtful accounts, respectively.

Advertising costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. The Company did not capitalize any advertising for the three months ended March 31, 2016. Advertising expenses were approximately $12,000 for the three months ended March 31, 2016.

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

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the three months ended March 31, 2016 we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. Accretion expense was approximately $42,500 for the three months ended March 31, 2016. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations at March 31, 2016 is approximately 8.5%.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three months ended March 31, 2016 the Company operations related to its landfill assets and liability are presented in the tables below:

	Three Months Ended March 31, 2016 (UNAUDITED)	Year Ended December 31, 2015
Landfill Assets

Beginning balance	$3,393,476	$3,396,519
Capital additions	26,984	-
Amortization of landfill assets	(51,933)	(3,043)
Asset retirement adjustments	2,685
	$3,371,212	$3,393,476

Landfill Asset Retirement Obligation

Beginning balance	$200,252	$196,519
Obligations incurred and capitalized	2,685
Obligations settled	-	-
Interest accretion	42,491	3,733
Revisions in estimates and interest rate assumption	-	-
	$245,428	$200,252

Revenue Recognition

The Company recognizes revenue when persuasive evidence of arrangement exists, services have been provided, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured. The majority of the Company’s revenues are generated from the fees charged for waste collection, transfer, disposal and recycling.  The fees charged for our services are generally defined in service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rate.

Deferred Revenue

The Company records deferred revenue for customers that were billed in advance of services. The balance in deferred revenue represents amounts billed in January, February, and March for services that will be provided during April, May, and June.

Cost of Services

Cost of services include all employment costs associated with waste collection, transfer and disposal, damage claims, landfill costs, personal property taxes associated with collection vehicles and other direct cost of the collection and disposal process.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

The Company maintains its cash and cash equivalents in bank deposit accounts, which could, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties.  The Company places its cash with high credit quality financial institutions.  The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2016, the Company had $1,766,569 of cash in United States bank deposits, of which $959,985 was federally insured and $806,583 was not federally insured.

Financial instruments which also potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable; however, concentrations of credit risk with respect to trade accounts receivables are limited due to generally short payment terms.

For the three months ended March 31, 2016, the Company had one contract that accounted for approximately 12% of the Company's revenue. For the three months ended March 31, 2015, the Company had two contracts that accounted for approximately 51% of the Company's revenue, collectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At March 31, 2016 the Company had two convertible notes outstanding that are not convertible into common stock until June 2016. Additionally, the Company issued stock warrants for 1,673,559 common shares.

For the three months ended March 31, 2016, the Company had 832,859 of weighted-average common shares relating to the convertible debt, under the if-converted method, however, these shares are not dilutive because the Company recorded a loss during the fiscal year.

At March 31, 2016, and December 31, 2015 the Company had a series of convertible notes and warrants outstanding that could be converted into approximately, 2,506,418 and 2,548,559 common shares, respectively. These are not presented in the consolidated statements of operations since the company incurred a loss and the effect of these shares is anti- dilutive.

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

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company recorded stock based compensation expense of $3,545,422 and $1,486,265 during the three months ended March 31, 2016 and 2015, respectively, which is included in compensation and related expense on the statement of operations.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	March 31, 2016 (UNAUDITED)	Decemeber 31, 2015
Land	$1,690,000	$1,690,000
Buildings & Building Improvements	692,156	692,156
Furniture & office equipment	288,726	258,702
Containers	4,524,382	4,453,386
Trucks, Machinery, & Equipment	12,209,606	9,948,686

Total cost	19,404,870	17,042,930

Less accumulated depreciation	(3,364,035)	(2,609,190)

Net property and Equipment	$16,040,835	$14,433,740

As of March 31, 2016, the Company has $395,000 of land and building which are held for sale and included in amounts noted above. These held for sale assets were not depreciated during the three months ended March 31, 2016. Depreciation expense for three months ended March 31, 2016 and 2015 was $780,919 and $394,403, respectively.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

As noted in the table above, the purchase price could be increased by a maximum amount of $2,000,000 depending upon the extension of certain contracts to which Christian Disposal, LLC is a party. At March 31, 2016, the fair value of the additional purchase price was determined to be $1,000,000. Also, the Company issued 1,750,000 restricted shares of common stock as consideration which was valued at market at the date of the closing.

The following table summarizes the estimated fair value of Christian Disposal LLC, and subsidiary, assets acquired and liabilities assumed at the date of acquisition:

Cash	$442,395
Accounts receivable	974,538
Prepaid expense	84,196
Other current assets	53,810
Customer lists intangible assets	8,180,000
Non-competition agreement intangible asset	56,000
Goodwill	5,604,110
Property, Plant, and Equipment	4,640,798
Account payable	(1,001,721)
Deferred revenue	(1,007,525)
Accrued expenses	(106,396)
Capital lease	(37,096)
Total	$17,883,109

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 4 - INTANGIBLE ASSETS AND ACQUISITION (CONTINUED)

Eagle Ridge Landfill, LLC and Eagle Ridge Hauling Business

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

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 4 - INTANGIBLE ASSETS AND ACQUISITION (CONTINUED)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Christian Disposal and Eagle Ridge occurred at January 1, 2014:

Three months ended March 31, 2015 (UNAUDITED)

Total Revenue	$6,921,168
Net (loss) income	(2,412,011)
Basic net loss per share	$(0.22)

Shares outstanding	11,114,873

The following tables set forth the intangible assets, both acquired and developed, including accumulated amortization for the three months ended March 31, 2016:

	March 31, 2016
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Customer lists	13.4 years	24,187,452	5,550,708	18,636,744
Non compete agreement	3.9 years	206,000	60,541	145,459
Website	3.7 years	13,920	3,712	10,208
		$24,407,372	$5,614,961	$18,792,411

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 4 - INTANGIBLE ASSETS AND ACQUISITION (CONTINUED)

In the three months ended March 31, 2016, customer lists include the intangible assets related to customer relationships acquired through the acquisition of Christian Disposal and Eagle Ridge with a cost basis of $10,180,000. The customer list intangible assets are amortized over their useful life which ranged from 5 to 20 years. Amortization expense, excluding amortization of landfill assets of $51,933, amounted to $874,554 and $712,786 for the three months ended March 31, 2016 and 2015 respectively.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES

The Company had the following long-term debt:

	March 31, 2016 (UNAUDITED)	December 31, 2015

Goldman Sachs - Tranche A Term Loan - LIBOR Interest	$40,000,000	$40,000,000
Goldman Sachs - Revolver	2,150,000	-
Goldman Sachs - MDTL	-	-
Convertible Notes Payable	1,250,000	1,250,000
Capitalized lease - financing company, secured by equipment	33,882	37,097
Equipment loans	364,764	395,118
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000
Less: debt discount	(2,040,460)	(2,152,603)
Total debt	43,233,186	41,004,612
Less: current portion	(268,994)	(417,119)
Long term debt less current portion	$42,964,192	$40,587,493

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

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

In 2015, approximately $225,000 of the issued promissory notes were converted into approximately 461,000 shares at the contractual conversion price.  At March 31, 2016 the Company had $12,500 remaining in convertible notes to related parties, which includes $2,500 in put premiums.

Notes Payable

At December 31, 2014 the Company had a short term, non-interest bearing note payable of $150,000 which was incurred in connection with the Membership Interest Purchase Agreement discussed above.  The Company also had a loan from Here to Serve Holding Corp. due to expenses paid by Here to Serve on behalf of the Company prior to the recapitalization. This loan totaled $376,585 bringing total notes payable to $526,585. In 2015, the short term, non-interest bearing note was paid off, and at March 31, 2016, the Company’s loan from Here to Serve Holding Corp. was $359,891.

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

The debt to Praesidian had a maturity date of August 6, 2020 with interest paid monthly at an annual rate of 14%. In addition to the 14% interest rate, the Company issued to Praesidian warrants to purchase 1,293,022 shares of Common Stock of the Company. The Company repaid this debt in full. See discussion below.

Goldman Sachs Credit Agreement

On December 22, 2015, in connection with the closing of acquisitions of Christian Disposal, LLC and certain assets of Eagle Ridge Landfill, LLC, the Company was extended certain credit facilities by Goldman Sachs, consisting of $40,000,000 aggregate principal amount of Tranche A Term Loans, $10,000,000 aggregate principal amount of Multi- Draw Term Loans and up to $5,000,000 aggregate principal amount of Revolving Commitments.  During the three months ended March 31, 2016, the Company borrowed $2,150,000 in relation to the Revolving Commitments. At March 31, 2016, the Company had at total outstanding balance of $42,150,000 consisting of the Tranche A Term Loan and draw of the Revolving Commitments. The loans are collateralized by the assets of the Company. The debt has a maturity date of December 22, 2020 with interest paid monthly at an annual rate of 9%. In addition, there is a commitment fee paid monthly on the Mutli-Draw Term Loans and Revolving Commitments at an annual rate of 0.5%.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

The proceeds of the loans were used to partially fund the acquisitions referenced above and refinance existing debt with Praesidian, among other things. The funds to payoff the Praesidian notes were distributed as follows:

Aggregate outstanding principal balance of the Notes	$10,845,043
Aggregate accrued but unpaid interest on the Notes	82,844
Prepayment Premium	325,351
Accrued PIK	9,941
Tax Liability	150,000
Accrued but unpaid fees and expenses	4,000
Payoff Amount	$11,417,179

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

Subordinated Debt

In connection with the acquisition with Meridian Waste Services, LLC on May 15, 2014, notes payable to the sellers of Meridian issued five-year term subordinated debt loans paying interest at 8%. At March 31, 2016 and December 31, 2015, the balance on these loans was $1,475,000 and $1,475,000, respectively.

The debt payable to Comerica at December 31, 2015 and the Equipment loans at December 31, 2015 were the debt of Here to Serve- Missouri Waste Division, LLC, a subsidiary of the Company.

Equipment Loans

During the year ended December 31, 2015, the Company entered into four long-term loan agreements in connection with the purchase of equipment with rates between 4% and 5%. At March 31, 2016, the balance of these four loans was $364,764.

Derivative Liability - Warrants

As indicated above, the Company issued warrants to Goldman Sachs to purchase shares of common stock.  Due to the put feature contained in the agreement, a derivative liability was recorded for the warrant.

The Company’s derivative warrant instrument related to Goldman Sachs has been measured at fair value at March 31, 2016, using the Black-Scholes model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statement of operations.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

The key inputs used in the March 31, 2016 and December 31, 2015 fair value calculations were as follows:

	March 31, 2016	December 31, 2015
Purchase Price	$450,000	$450,000
Time to expiration	12/22/2023	12/22/2023
Risk-free interest rate	1.60%	2.15%
Estimated volatility	45%	45%
Dividend	0%	0%
Stock price on March 31, 2016	$1.80	$1.90
Expected forfeiture rate	0%	0%

The change in the market value for the period ending March 31, 2016 is as follows:

Fair value of warrants @ December 31, 2015	$2,820,000

Unrealized gain on derivative liability	(180,000)

Fair value of warrants @ March 31, 2016	$2,640,000

NOTE 6- SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.025 par common stock. At March 31, 2016 and December 31, 2015 there were 24,537,982 and 21,038,650 shares issued and outstanding.

Treasury Stock

During 2014, the Company’s Board of Directors authorized a stock repurchase of 230,000 shares of its common stock for approximately $230,000 at an average price of $1.00 per share. As March 31, 2016 and December 31, 2015 the Company holds 230,000 shares of its common stock in its treasury.

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, for which two classes have been designated to date. Series A has 51 shares issued and outstanding and Series B has 71,210 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

Each share of Series A Preferred Stock has no conversion rights, is senior to any other class or series of capital stock of the Company and has special voting rights. Each one (1) share of Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y)  0.49, minus (z) the Numerator.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

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

At March 31, 2016 and December 31, 2015, the Company’s Series B Preferred Stock dividends in arrears on the 12% cumulative preferred stock were approximately $1,246,175 ($17.50 per share) and $1,033,000 ($14.50 per share), respectively.

Common Stock Transactions

During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company issued, 3,499,332 and 11,075,232 shares of common stock, respectively.  The fair values of the shares of common stock were based on the quoted trading price on the date of issuance. Of the 3,499,332 shares issued for the three months ended March 31, 2016, the Company:

1.	Issued 517,188 of these shares were issued to vendors for services rendered generating a professional fees expense of $778,985;

2.	Issued 2,000,000 of these shares to officers and employees as incentive compensation resulting in compensation expense of $3,100,000;

3.
Issued 982,144 shares of common stock as part of a private placement offering to accredited investors for aggregate gross proceeds to the Company of $1,100,000. The Company expensed certain issuance costs associated with this offering.

The Company has issued and outstanding warrants of 1,673,559 common shares, as adjusted, with the current exercise price of $0.269, as adjusted, expiring December 31, 2023. A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2016 and December 31, 2015, with changes during the years ending on those dates are as follows:

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

	Number of Shares	Average Exercise Price	If Exercised	Expiration Date
Granted - Praesidian	1,293,022	$0.025	$32,326	-
Cancellation - Praesidian	(1,293,022)	$0.025	(32,326)	-
Granted - Goldman Sachs	1,673,559	$0.269	449,518	December 31, 2023
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2015	1,673,559	$-	$449,518	-
Warrants exercisable at December 31, 2015	1,673,559

Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2016	1,673,559	$-	$449,518.00
Warrants exercisable at March 31, 2016	1,673,559

NOTE 7 - FAIR VALUE MEASUREMENT

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

The following table sets forth the liabilities at March 31, 2016 and 2015, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 7 - FAIR VALUE MEASUREMENT (CONTINUED)

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signifcant Unobservable Inputs (Level 3)
Derivative liability	$2,820,000	$-	$-	$2,820,000

Stock settled debt	12,500	10,000	-	2,500

	$2,832,500	$10,000	$-	$2,822,500

		Fair Value Measurements at Reporting Date Using
	March 31, 2016 (UNAUDITED)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signifcant Unobservable Inputs (Level 3)
Derivative liability	$2,640,000		$-	$2,640,000

Stock settled debt	12,500	10,000	-	2,500

	$2,652,500	$10,000	$-	$2,642,500

NOTE 8 - LEASES

The Company’s has entered into non-cancellable leases for its office, warehouse facilities and some equipment.  These lease agreements commence on various dates from September 1, 2010 to December 2015 and all expires on or before December, 2020.  Future minimum lease payments at March 31, 2016 are as follows:

2016	$331,806
2017	448,408
2018	164,493
2019	111,103
2020	71,500
Thereafter	-
Total	$1,127,310

The Company has also entered into various other leases on a month to month basis for machinery and equipment. Rent expense amounted to $114,790 and $85,565 for the three months ended March 31, 2016 and 2015, respectively.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 9 - BONDING

In connection with normal business activities of a company in the solid waste disposal industry, Meridian may be required to acquire a performance bond.  As part of the Company’s December 22, 2015 acquisitions of Christian Disposal, LLC and Eagle Ridge Landfill, LLC, Meridian acquired a performance bond in the approximate amount of $7,400,000 with annual expenses of $221,000. For the three months ended March 31, 2016, the Company had approximately $29,000 of expenses related to this performance bond and for the three months ended March 31, 2015, the Company was not required to obtain a performance bond.

Note 10 - LITIGATION

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Sale of Capitalized Software

On January 7, 2015, in an effort to give investors a more concentrated presence in the waste industry the Company sold the capitalized software assets of Here to Serve Technology, LLC (HTST) to Mobile Science Technologies, Inc., a Georgia corporation (MSTI), a related party due to being owned by some of the shareholders of the Company. No gain or loss was recognized on this transaction as the Company received equity equal to book value ($434,532) of the capitalized software in the exchange. This represents approximately 15% of the equity of MSTI and is reflected in the accompanying balance sheet as “investment in related party affiliate”. The Company's investment of 15% of the common stock of MSTI is accounted for under the equity method because the company exercises significant influence over its operating and financial activities. Significant influence is exercised because both Companies have a Board Member in common. Accordingly, the investment in MSTI is carried at cost, adjusted for the Company's proportionate share of earnings or losses.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

The following presents unaudited summary financial information for MSTI. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity method investment to the consolidated financial information of the Company.

Following is a summary of financial position and results of operations of MSTI:

Summary of Statements of Financial Condition	Three Months Ended
March 31, 2016
Assets
Current assets	$3,609
Noncurrent assets	2,877,313
Total assets	2,880,922

Liabilities and Equity
Current liabilities	234,362
Noncurrent liabilities	-
Equity	2,646,560
Total liabilities and equity	$2,880,922

Summary of Statements of Operations

Revenues	$177
Expense	14,210
Net loss	$(14,033)

The Company recorded losses from its investment in MSTI, accounted for under the equity method, of approximately $2,100 for the three months ended March 31, 2016.  The charge reflected the Company’s share of MSTI losses recorded in that period. While the Company has ongoing agreements with MSTI relating to the use of MSTI's software technology, the Company has no obligation to otherwise support the activities of MSTI. As of March 31, 2016, the Company has $133,000 in prepaid expenses related to MSTI.

NOTE 12 – EQUITY AND INCENTIVE PLANS

Effective March 10, 2016, the Board of Directors (the “Board”) of the Company approved, authorized and adopted the 2016 Equity and Incentive Plan (the “ Plan”) and certain forms of ancillary agreements to be used in connection with the issuance of stock and/or options pursuant to the Plan (the “Plan Agreements”). The Plan provides for the issuance of up to 7,500,000 shares of common stock, par value $.025 per share (the “Common Stock”), of the Company through the grant of nonqualified options (the “Non-qualified options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 12 – EQUITY AND INCENTIVE PLANS (CONTINUED)

The Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors (the “Committee”). In the absence of such a Committee, the Board shall administer the Plan. The Plan is currently being administered by the Board.

Options are subject to the following conditions:

i.
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

ii.
The strike price of each Non-qualified Option will be at least 100% of the Fair Market Value of such share of the Company’s Common Stock on the date the Non-qualified Option is granted, unless the Committee, in its sole and absolute discretion, elects to set the strike price of such Non-qualified Option below Fair Market Value.

iii.
The Committee fixes the term of Options, provided that Options may not be exercisable more than ten years from the date the Option is granted, and provided further that Incentive Options granted to a Ten Percent Owner may not be exercisable more than five years from the date the Incentive Option is granted.

iv.
The Committee may designate the vesting period of Options. In the event that the Committee does not designate a vesting period for Options, the Options will vest in equal amounts on each fiscal quarter of the Company through the five (5) year anniversary of the date on which the Options were granted. The vesting period accelerates upon the consummation of a Sale Event (as defined in the Plan).

v.	Options are not transferable and Options are exercisable only by the Options’ recipient, except upon the recipient’s death.
vi.
Incentive Options may not be issued in an amount or manner where the amount of Incentive Options exercisable in one year entitles the holder to Common Stock of the Company with an aggregate Fair Market value of greater than $100,000.

Awards of Restricted Stock are subject to the following conditions:

i.
The Committee grants Restricted Stock Options and determines the restrictions on each Restricted Stock Award (as defined in the Plan). Upon the grant of a Restricted Stock Award and the payment of any applicable purchase price, grantee is considered the record owner of the Restricted Stock and entitled to vote the Restricted Stock if such Restricted Stock is entitled to voting rights.

ii.	Restricted Stock may not be delivered to the grantee until the Restricted Stock has vested.
iii.	Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as provided in the Plan or in the Award Agreement (as defined in the Plan).

On March 11, 2016, the Company entered into a restricted stock agreement with Mr. Jeff Cosman, CEO, (the “Cosman Restricted Stock Agreement”), pursuant to which 4,253,074 shares of the Company's common stock, subject to certain restrictions set forth in the Cosman Restricted Stock Agreement, were issued to Mr. Cosman pursuant to the Cosman Employment Agreement and the Plan.

The entire 4,253,074 share fully cliff vests on January 1, 2017 if continuous employment and the Company reaches certain performance goals. As of March 31, 2016, the Company has recognized approximately $445,000 in compensation expense of a potential total expense of $6,592,000.

NOTE 13 - SUBSEQUENT EVENTS

During April 2016, the Company issued 446,429 shares of common stock for $500,000 to complete the final closing of the private placement offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10Q and other reports filed by the Company from time to time with the SEC contain or may contain forwardlooking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forwardlooking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forwardlooking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2015, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forwardlooking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forwardlooking statements to conform these statements to actual results.

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

Overview

We intend for this discussion to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three months ended March 31, 2016.

Executive Overview

General Overview of Our Business

The platform operation of the Company is our subsidiary Here To Serve Missouri Waste Division, LLC (“HTS Waste”).  HTS Waste is in the business of collection of non-hazardous solid waste.  Our revenue is generated primarily by collection services provided to residential and commercial customers.  The following table reflects the total revenue of the Company for the three months ending March 31, 2016, annualized, the year ended December 31, 2015, and the combined revenues for HTS Waste and Meridian Waste Services for the year ended December 31, 2014 (dollars in thousands):

	1st Quarter 2016		2015		2014
		%		%		%
	$	increase	$	increase	$	Increase
Revenue	29,953	122%	13,506	11%	12,202	8%

Our annualized 2016 revenue has grown significantly due to the acquisitions of Christian Disposal and Meridian Land Company. As our revenues continue to grow in this existing market, we plan to increase the rate of this growth by increasing our presence in the commercial and “roll-off” business.  Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 40 cubic yards) that are loaded on to and off of the collection vehicle. Management also expects continued growth through additional mergers and acquisitions.  The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto.

Results of Operations

Revenue

The Company’s revenue for the three months ended March 31, 2016 was $7,488,239, a 147% increase over the three months ended March 31, 2015 of $3,035,819.  This increase is due to the continued growth of HTS Waste, the acquisitions of Christian Disposal and Eagle Ridge.

Gross Profit

Gross profit percentage for the three months ended March 31, 2016 is 30%.  This is an increase of approximately 3% from the three months ended March 31, 2015. The increase is significant in that it shows management’s ability to improve efficiencies of operations. In addition, there was a decrease in landfill costs as the company began internalizing its waste. The increase in margin would have been even larger if not for an increase in depreciation expense included in cost of sales. The increase in depreciation expense is due to the application of “push-down” accounting adjusting the value of depreciable property to fair value on December 2015 and the addition of new equipment.

Operating Expenses

Selling, general and administrative expenses were $7,417,245, or 99% of revenue, for the three months ended March 31, 2016. This is consistent of the level of selling, general and administrative expenses for the three months ending March 31, 2015. The high level of selling, general, and administrative expenses in both periods is due to significant incentive packages awarded to certain employees and vendors of the Company and certain other one-time items relating to the acquisitions in December 2015.

Segment Information

Not applicable.

Liquidity and Capital Resources

As of March 31, 2016, the Company had negative working capital of $4,613,287. This lack of liquidity is mitigated by the Company’s ability to generate positive cash flow from operating activities. In the three months ended March 31, 2016, cash generated from operating activities, excluding one-time acquisition and transition expenses of approximately $467,000, was approximately $408,000. In addition, as of March 31, 2016, the Company had approximately $1,767,000 in cash and cash equivalents and $1,947,000 in short-term investments to cover its short term cash requirements.  Further, the Company has approximately $12,850,000 of borrowing capacity on its multi-draw term loans and revolving commitments with Goldman Sachs as discussed below.

The Company purchased over $2 million of new equipment while increasing long term debt by approximately $2,377,000 during the three months ended March 31, 2016. The increase in debt was due to the Company borrowing on its revolving commitments with Goldman Sachs as discussed below. Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

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

Our net revenues have been sufficient to fund our operating expenses. At March 31, 2016, we had total cash and short-term investments of 3,713,695, the majority of which was funded by Goldman Sachs from the draw on the revolving commitments of $2,150,000 and $1,100,000 from a private placement stock offering.

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

In order to fund future expansion through acquisitions and capital expenditures, the Company may raise additional capital through the sale of its securities on the public market.

Debt Restructuring with Praesidian Capital Opportunity Fund III, LP

On August 6, 2015, the Company entered into a financing agreement with Praesidian Capital Opportunity Fund III, LP whereby the Comerica facilities described below and other short term bridge financing were paid. Total proceeds from this financing were used to eliminate this debt.

Goldman Sachs Credit Agreement

On December 22, 2015, in connection with the closing of acquisitions of Christian Disposal, LLC and certain assets of Eagle Ridge Landfill, LLC, the Company was extended certain credit facilities by Goldman Sachs, consisting of $40,000,000 aggregate principal amount of Tranche A Term Loans, $10,000,000 aggregate principal amount of Multi- Draw Term Loans and up to $5,000,000 aggregate principal amount of Revolving Commitments.  During the three months ended March 31, 2016, the Company borrowed $2,150,000 in relation to the Revolving Commitments. At March 31, 2016, the Company had at total outstanding balance of $42,150,000 consisting of the Tranche A Term Loan and draw of the Revolving Commitments. The loans are collateralized by the assets of the Company. The debt has a maturity date of December 22, 2020 with interest paid monthly at an annual rate of 9%. In addition, there is a commitment fee paid monthly on the Mutli-Draw Term Loans and Revolving Commitments at an annual rate of 0.5%.

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

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements for the three months ended March 31, 2016 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Meridian Land Company, LLC, Here to Serve Technology, LLC and Christian Disposal, LLC. The following two subsidiaries of the Company, Here To Serve Georgia Waste Division, LLC and Here to Serve Technology, LLC, a Georgia Limited Liability Company had no operations during the period.

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

We generally provide services under contracts with municipalities or individual customers. Municipal and commercial contracts are generally long-term and often have renewal options. Advance billings are recorded as deferred revenue, and revenue is recognized over the period services are provided. We recognize revenue when all four of the following criteria are met:

•	Persuasive evidence of an arrangement exists such as a service agreement with a municipality, a hauling customer or a disposal customer;

•	Services have been performed such as the collection and hauling of waste;

•	The price of the services provided to the customer is fixed or determinable; and

•	Collectability is reasonably assured.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2016, the Company has not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 29, 2016)

10.2
Employment Agreement, dated March 11, 2016, by and between the Company and Jeffrey Cosman (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 17, 2016)

10.3	Form of Director Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 17, 2016)

10.4
Executive Employment Agreement, dated March 11, 2016, by and between the Company and Walter Hall (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 17, 2016)

10.5
Meridian Waste Solutions, Inc, 2016 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.6	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.7
Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.8
Form of Nonqualified Stock Option Agreement (Employee) (incorporated herein by reference to Exhibit 10.4 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.9	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.10
Form of First Amendment to Director Agreement dated April 13, 2016 (incorporated herein by reference to Exhibit 10.27 to the Meridian Waste Solutions, Inc. Annual Report on Form 10-K filed with the SEC on April 14, 2016)

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

MERIDIAN WASTE SOLUTIONS, INC.

Date: May 16, 2016	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)