Form 10-Q
period 2016-06-30
Meridian Waste Solutions, Inc.
filed 2016-08-22
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

678-871-7454
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 19, 2016, there were 25,934,411 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 AND DECEMBER 31, 2015

Assets	June 30, 2016 (UNAUDITED)	December 31, 2015 (UNAUDITED)
Current assets:
Cash and cash equivalents	$1,239,389	$2,729,795
Short-term investments - Restricted	1,951,414	-
Accounts receivable, net of allowance	1,959,772	1,707,818
Prepaid expenses	651,696	427,615
Other current assets	151,091	52,359
Total current assets	5,953,362	4,917,587
Property, plant and equipment, at cost net of accumulated depreciation	16,424,943	14,433,740
Assets held for sale	395,000	-
Other assets:
Investment in related party affiliate	362,080	364,185
Deposits	142,953	10,954
Goodwill	7,234,420	7,479,642
Landfill assets, net of accumulated amortization	3,547,073	3,393,476
Customer list, net of accumulated amortization	16,517,857	19,500,362
Non-compete, net of accumulated amortization	135,219	155,699
Website, net of accumulated amortization	9,512	10,904
Total other assets	27,949,114	30,915,222
Total assets	$50,722,419	$50,266,549
Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$2,774,205	$1,988,050
Accrued expenses	766,825	280,069
Notes payable, related party	359,891	359,891
Deferred compensation	759,333	996,380
Deferred revenue	3,101,394	2,912,264
Convertible notes due related parties, includes put premiums	15,065	15,065
Contingent liability	-	1,000,000
Derivative liability - stock warrants	2,700,000	2,820,000
Current portion - long-term debt	328,589	417,119
Total current liabilities	10,805,302	10,788,838
Long-term liabilities:
Asset retirement obligation	291,841	200,252
Long-term debt, net of current and net of loan fees of $1,309,241 and $1,416,697, respectively	41,552,127	39,170,796
Total long term liabilities	42,396,212	39,371,048
Total liabilities	52,649,270	50,159,886
Shareholders' (deficit) equity:
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, issued and outstanding	71	71
Common stock, par value $.025, 75,000,000 shares authorized, 25,634,411 and 21,038,650 shares issued and 25,404,411 and 20,808,650 shares outstanding, respectively	640,859	525,966
Treasury stock, at cost, 230,000 shares	(224,250)	(224,250)
Additional paid-in capital	36,048,185	27,624,492
Accumulated deficit	(38,391,716)	(27,819,616)
Total shareholders' (deficit) equity	(1,926,851)	106,663
Total liabilities and shareholders' (deficit) equity	$50,722,419	$50,266,549

See notes to the condensed consolidated financial statements

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

	Three months ended
	JUNE 30, 2016 (UNAUDITED)	JUNE 30, 2015 (UNAUDITED)

Services Revenue	$8,006,098	$3,315,290

Cost of sales:
Cost of sales and services	4,748,633	2,051,415
Depreciation	810,259	396,807

Total cost of sales and services	5,558,892	2,448,222

Gross Profit	2,447,206	867,068

Expenses:
Bad debt expense	10,969	-
Compensation and related expense	2,765,821	6,350,937
Depreciation and amortization	990,478	728,913
Impairment expense	1,255,269
Selling, general and administrative	1,590,824	767,673

Total expenses	6,613,361	7,847,523

Other income (expenses):
Miscellaneous (expense) income	(4,436)	16,926
Loss on disposal of assets	4,504	6,250
Unrealized gain (loss) on interest rate swap	-	7,303
Unrealized gain on change in fair value of derivative liability	(60,000)	-
Gain on contingent liability	1,000,000	-
Interest income	4,287	-
Interest expense	(1,146,841)	(221,209)

Total other expenses	(202,486)	(190,730)

Net loss	$(4,368,641)	$(7,171,185)

Basic net loss per share	$(0.17)	$(0.56)

Weighted average number of shares outstanding
(Basic and Diluted)	25,137,450	12,883,855

See notes to the condensed consolidated financial statements

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

	JUNE 30, 2016 (UNAUDITED)	JUNE 30, 2015 (UNAUDITED)

Services Revenue	$15,494,337	$6,351,109

Cost of sales:
Cost of sales and services	9,218,531	3,884,473
Depreciation	1,567,348	778,383

Total cost of sales and services	10,785,879	4,662,856

Gross Profit	4,708,458	1,688,253

Expenses:
Bad debt expense	55,558	2,738
Compensation and related expense	6,996,589	8,380,405
Depreciation and amortization	1,938,492	1,454,525
Impairment expense	1,255,269	-
Selling, general and administrative	3,784,698	1,353,850

Total expenses	14,030,606	11,191,518

Other income (expenses):
Miscellaneous income	2,264	18,023
Loss on disposal of assets	3,053	6,250
Unrealized gain (loss) on interest rate swap	-	10,374
Unrealized gain on change in fair value of derivative liability	120,000	-
Loss from proportionate share of equity method investment	(2,105)	-
Gain on contingent liability	1,000,000	-
Interest income	6,426	-
Interest expense	(2,379,590)	(411,285)

Total other expenses	(1,249,952)	(376,638)

Net loss	$(10,572,100)	$(9,879,903)

Basic net loss per share	$(0.45)	$(0.83)

Weighted average number of shares outstanding
(Basic and Diluted)	23,405,701	11,872,759

See notes to the condensed consolidated financial statements

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

	June 30, 2016 (UNAUDITED)	June 30, 2015 (UNAUDITED)

Cash flows from operating activities:
Net loss	$(10,572,100)	$(9,879,903)
Adjustments to reconcile net loss to net cash provided
from operating activities:
Depreciation and amortization	3,505,840	2,232,907
Interest accretion on landfill liabilities	91,589	-
Amortization of capitalized loan fees & debt discount	272,461	-
Unrealized (gain) loss on derivatives	(120,000)	-
Unrealized gain - interest rate swap	-	(10,374)
Stock issued to vendors for services	778,985	242,970
Stock issued to employees as incentive compensation	5,572,098	7,356,180
Impairment expense	1,255,269	-
Gain on contigent liability	(1,000,000)	-
Loss from proportionate share of equity investment	2,105	-
Loss on disposal of equipment	3,053	(6,250)

Changes in working capital items net of acquisitions:
Accounts receivable, net of allowance	(251,954)	(33,890)
Prepaid expenses and other current assets	(322,813)	106,381
Deposits	(131,999)	-
Accounts payable and accrued expenses	1,272,911	567,672
Deferred compensation	(237,047)	340,000
Deferred revenue	189,130	89,450
Other current liabilities	-	(485,220)

Net cash provided from operating activities	307,528	519,923

Cash flows from investing activities:
Landfill additions	(297,482)	-
Acquisition of property, plant and equipment	(4,047,475)	(725,131)
Purchases of short-term investments	(1,951,414)	-
Cash proceeds received from post acquisition settlement	245,222	-
Proceeds from sale of property, plant and equipment	46,975	6,250

Net cash used in investing activities	(6,004,174)	(718,881)

Cash flows from financing activities:
Proceeds from loans	2,150,000	-
Proceeds from issuance of common stock	2,187,502	-
Principle payments on notes payable	(131,262)	(656,586)
Proceeds from short term bridge financing	-	750,000

Net cash provided from financing activities	4,206,240	93,414

Net change in cash	(1,490,406)	(105,544)

Beginning cash	2,729,795	438,907

Ending cash	$1,239,389	$333,363

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$2,015,540	$404,691
Cash paid for taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information:

Disposition of capitalized software in exchange for equal value of equity in acquiring entity	$-	$434,532

See notes to the condensed consolidated financial statements

NOTE 1 - NATURE OF OPERATIONS AND ORGANIZATION

Basis of Presentation

The accompanying condensed consolidated financial statements  of Meridian Waste Solutions, Inc. and its subsidiaries (collectively called the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC"). The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2015 included in our Annual Report on Form 10K for the Company as filed with the SEC. The consolidated balance sheet at December 31, 2015 contained herein was derived from audited financial statements, but does not include all disclosures included in the Form 10-K for Meridian Waste Solutions, Inc., and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been omitted or condensed.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of the unaudited condensed financial statements as of June 30, 2016, and the results of operations and cash flows for the three and six months ended June 30, 2016 have been made. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for a full year.

Basis of Consolidation

The condensed consolidated financial statements for the six months ended June 30, 2016 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Meridian Land Company, LLC, Here to Serve Technology, LLC, Here To Serve Georgia Waste Division, LLC, Brooklyn Cheesecake & Dessert Acquisition Corp, Meridian Waste Missouri, LLC and Christian Disposal, LLC. The following two subsidiaries of the Company, Here To Serve Georgia Waste Division, LLC and Here to Serve Technology, LLC, a Georgia Limited Liability Company had no operations during the period. The consolidated financial statements for the six months ended June 30,, 2015 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Here To Serve Georgia Waste Division, LLC, Brooklyn Cheesecake & Acquisition Corp., and Here to Serve Technology, LLC, a Georgia Limited Liability Company.

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
(4) Christian Disposal, LLC and subsidiary (“CD”), a Missouri Limited Liability Company.

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

NOTE 1 - NATURE OF OPERATIONS AND ORGANIZATION (CONTINUED)

Acquisition of Christian Disposal, LLC and Eagle Ridge Landfill, LLC

On December 22, 2015, Meridian Waste Solutions, Inc. and subsidiaries (the “Company”) completed its acquisition of Christian Disposal LLC, and subsidiary (“Christian Purchase Agreement”). Pursuant to the Christian Purchase Agreement, the Company acquired 100% of the membership interests of Christian Disposal, which is integrated into the operations of the Company; see (note 4).

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

Liquidity and Capital Resources

As of June 30, 2016, the Company had negative working capital of $4,851,940. This lack of liquidity is mitigated by the Company’s ability to generate positive cash flow from operating activities. In the six months ended June 30, 2016, cash generated from operating activities, was approximately $300,000. In addition, as of June 30, 2016, the Company had approximately $1,200,000 in cash and cash equivalents and $1,951,000 in short-term investments to cover its short term cash requirements. Further, the Company has approximately $12,850,000 of borrowing capacity on its multi-draw term loans and revolving commitments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of investments that have a remaining maturity of less than one year as of the date of the balance sheet.

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized costs, which approximates fair market value, on our Consolidated Balance Sheets. Our short-term investments’ contractual maturities occur before March 31, 2017. The short-term investment of $1,951,414 is currently restricted as this amount is collateralizing a letter of credit needed for our performance bond. The letter of credit expires in February of 2017, and the cash is restricted until then.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term investments accounts receivable, account payable, accrued expenses, and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally use the Black Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative loss. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative gain.

See Note 5 under the heading "Derivative Liability-Warrants" for a description and  valuation of the Company's derivative instrument.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the six months ended June 30, 2016, the Company experienced impairment expense of its customer lists, see footnote number 4. No other impairments noted during the six months ended June 30, 2016, and June 30, 2015.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The company does have deferred tax liabilities related to its intangible assets, which were immaterial as of June 30, 2016.

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

The Company analyzes its tax positions by utilizing ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2016, tax years ended December 31, 2015, 2014, and 2013 are still potentially subject to audit by the taxing authorities.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain reclassifications have been made to previously reported amounts to conform to 2016 amounts. The reclassifications had no impact on previously reported results of operations or stockholders’ deficit. The changes were as a result of loan fees being shown net of long term debt, which was retrospectively applied, $1,416,697 of net loans were reclassified in the December 31, 2015 balance sheet to be shown net against long-term debt. This is a result of the Company's adoption of ASU 2015-03.

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At June 30, 2016 and December 31, 2015 the Company had approximately $2,027,000 and $2,326,000 of gross trade receivables, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At June 30, 2016 and December 31, 2015 the Company had approximately $67,000 and $618,000 recorded for the allowance for doubtful accounts, respectively.

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

Intangible Assets

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company has intangible assets related to its purchase of Meridian Waste Services, LLC, Christian Disposal LLC and Eagle Ridge Landfill, LLC.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the six months ended June 30, 2016 we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. Accretion expense was approximately $84,149 for the six months ended June 30, 2016. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations at June 30, 2016 is approximately 8.5%.

We record the estimated fair value of final capping, closure and post-closure liabilities for our landfill based on the capacity consumed through the current period. The fair value of final capping obligations is developed based on our estimates of the airspace consumed to date for the final capping. The fair value of closure and post-closure obligations is developed based on our estimates of the airspace consumed to date for the entire landfill and the expected timing of each closure and post-closure activity. Because these obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future final capping, closure and post-closure activities could result in a material change in these liabilities, related assets and results of operations. We assess the appropriateness of the estimates used to develop our recorded balances annually, or more often if significant facts change.

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

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in “operating” expenses within our Consolidated Statements of Operations
Amortization of Landfill Assets - The amortizable basis of a landfill includes (i) amounts previously expended and capitalized; (ii) capitalized landfill final capping, closure and post-closure costs, (iii) projections of future purchase and development costs required to develop the landfill site to its remaining permitted and expansion capacity and (iv) projected asset retirement costs related to landfill final capping, closure and post-closure activities.
Amortization is recorded on a units-of-consumption basis, applying expense as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace.

●
Remaining permitted airspace — Our management team, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is used to compare the existing landfill topography to the expected final landfill topography.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the six months ended June 30, 2016 the Company operations related to its landfill assets and liability are presented in the tables below:

	Six Months Ended June 30, 2016 UNAUDITED	Year Ended December 31, 2015 UNAUDITED

Landfill Assets

Beginning Balance	$3,393,476	$3,396,519
Capital Additions	290,042	-
Amortization of landfill assets	(143,885)	(3,043)
Asset retirement adjustments	7,440	-
	$3,547,073	$3,393,476

Landfill Asset Retirement Obligation

Beginning Balance	$200,252	$196,519
Obiligations incurred and capitalized	7,440	-
Obiligations settled	-	-
Interest accretion	84,149	3,733
Revisions in estimates and interest rate assumption	-	-
	$291,841	$200,252

Revenue Recognition

The Company recognizes revenue when persuasive evidence of arrangement exists, services have been provided, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured. The majority of the Company’s revenues are generated from the fees charged for waste collection, transfer, disposal and recycling. The fees charged for our services are generally defined in service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rate. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations.

Deferred Revenue

The Company records deferred revenue for customers that were billed in advance of services. The balance in deferred revenue represents amounts billed in February, March and April for services that will be provided during May, June and July.

Cost of Services

Cost of services include all employment costs associated with waste collection, transfer and disposal, damage claims, landfill costs, personal property taxes associated with collection vehicles and other direct cost of the collection and disposal process.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

The Company maintains its cash and cash equivalents in bank deposit accounts, which could, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2016, the Company had $1,239,389 of cash in United States bank deposits, of which $938,817 was federally insured and $300,572 was not federally insured.

Financial instruments which also potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable; however, concentrations of credit risk with respect to trade accounts receivables are limited due to generally short payment terms.

For the six months ended June 30, 2016, the Company had one contract that accounted for approximately 12% of the Company's revenue. For the six months ended June 30, 2015, the Company had two contracts that accounted for approximately 51% of the Company's revenue, collectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At June 30, 2016 the Company had two convertible notes outstanding that are convertible into common shares. Additionally, the Company issued stock warrants for 2,019,036 common shares.

For the six months ended June 30, 2016, the Company had 1,008,333 of weighted-average common shares relating to the convertible debt, under the if-converted method, however, these shares are not dilutive because the Company recorded a loss during the fiscal year.

At June 30, 2016, and December 31, 2015 the Company had a series of convertible notes and warrants outstanding that could be converted into approximately, 3,027,369 and 2,548,559 common shares, respectively. These are not presented in the consolidated statements of operations since the Company incurred a loss and the effect of these shares is anti- dilutive.

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

The Company recorded stock based compensation expense of $5,572,098 and $7,599,150 during the six months ended June 30, 2016 and 2015, respectively, which is included in compensation and related expense on the statement of operations.

Recent Accounting Pronouncements

ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any interim or annual period.

ASU 2016-02 “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

-A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

-A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.
Effective for Public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

Effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospecitvely to all periods presented.

ASU 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

Effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

The Company is currently assessing the potential impact of the above recent accounting pronouncement.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	June 30, 2016 (UNAUDITED)	Decemeber 31, 2015 (UNAUDITED)
Land	$1,590,000	$1,690,000
Buildings & Building Improvements	397,156	692,156
Furniture & office equipment	386,382	258,702
Containers	5,803,043	4,453,386
Trucks, Machinery, & Equipment	12,444,325	9,948,686

Total cost	20,620,906	17,042,930

Less accumulated depreciation	(4,195,963)	(2,609,190)

Net property and Equipment	$16,424,943	$14,433,740

As of June 30, 2016, the Company has $395,000 of land and building which are held for sale and included in amounts noted above. These held for sale assets were not depreciated during the six months ended June 30, 2016. Depreciation expense for the six months ended June 30, 2016 and 2015 was $1,615,150 and $807,335, respectively.

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

NOTE 4 - INTANGIBLE ASSETS AND ACQUISITION (CONTINUED)

In the six months ended June 30, 2016, customer lists include the intangible assets related to customer relationships acquired through the acquisition of Christian Disposal and Eagle Ridge with a cost basis of $10,180,000. The customer list intangible assets are amortized over their useful life which ranged from 5 to 20 years. Amortization expense, excluding amortization of landfill assets of $136,445, amounted to $1,756,548 and $1,425,573 for the six months ended June 30, 2016 and 2015 respectively. In June of 2016 the Company recorded $1,255,269 of impairment expense against the customer relationships due to the non-renewal of a Christian operating agreement. The Company also wrote off through miscellaneous income the $1,000,000 contingent liability that was recorded in connection with the loss of the potential renewal.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES

The Company had the following long-term debt:
	June 30, 2016 (UNAUDITED)	December 31, 2015 (UNAUDITED)

Goldman Sachs - Tranche A Term Loan - LIBOR Interest	$40,000,000	$40,000,000
Goldman Sachs - Revolver	2,150,000	-
Goldman Sachs - MDTL	-	-
Convertible Notes Payable	1,250,000	1,250,000
Capitalized lease - financing company, secured by equipment	31,962	37,096
Equipment loans	269,341	395,119
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000
Less: debt issuance cost/fees	(1,309,241)	(1,416,697)
Less: debt discount	(1,986,346)	(2,152,603)
Total debt	41,880,716	39,587,915
Less: current portion	(328,589)	(417,119)
Long term debt less current portion	$41,552,127	$39,170,796

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

Goldman Sachs Credit Agreement

On December 22, 2015, in connection with the closing of acquisitions of Christian Disposal, LLC and certain assets of Eagle Ridge Landfill, LLC, the Company was extended certain credit facilities by Goldman Sachs, consisting of $40,000,000 aggregate principal amount of Tranche A Term Loans, $10,000,000 aggregate principal amount of Multi- Draw Term Loans and up to $5,000,000 aggregate principal amount of Revolving Commitments. During the six months ended June 30, 2016, the Company borrowed $2,150,000 in relation to the Revolving Commitments. At June 30, 2016, the Company had at total outstanding balance of $42,150,000 consisting of the Tranche A Term Loan and draw of the Revolving Commitments. The loans are collateralized by the assets of the Company. The debt has a maturity date of December 22, 2020 with interest paid monthly at an annual rate of 9%. In addition, there is a commitment fee paid monthly on the Mutli-Draw Term Loans and Revolving Commitments at an annual rate of 0.5%. The Company has adopted ASU 2015-03 and is showing loan fees net of long-term debt on the balance sheet. As of June 30, 2016 The Company was in violation of a covenant within its agreement with Goldman Sachs. On August 15, 2016, Goldman Sachs and the Company entered into the third amendment to the credit agreement whereby the covenant violation was waived, amended, and the Company is now in compliance.  The Company is in compliance with all covenants, associated with the amended credit agreement.

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

The Company’s derivative warrant instrument related to Goldman Sachs has been measured at fair value at June 30, 2016, using the Black-Scholes model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statement of operations. Upon the initial recording of the derivative warrant at fair value the instrument was bifurcated and the Company recorded a debt discount of $2,160,000. This debt discount is being amortized as interest expense using the effective interest rate method over the life of the note, which is 5 years. At June 30, 2016 the balance of the debt discount is $1,986,346. The Company incurred $1,446,515 of issuance cost related to obtaining the notes. These costs are being amortized over the life of the notes. At June 30, 2016, the unamortized balance of the costs was $1,309,241.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

The key inputs used in the June 30, 2016 and December 31, 2015 fair value calculations were as follows:

June 30,
2016
Purchase Price	$450,000
Time to expiration	12/22/2023
Risk-free interest rate	1.32%
Estimated volatility	60%
Dividend	0%
Stock price on June 30, 2016	$1.50
Expected forfeiture rate	0%

The change in the market value for the period ending June 30, 2016 is as follows:

Fair value of warrants @ December 31, 2015	$2,820,000

Unrealized gain on derivative liability	(120,000)

Fair value of warrants @ June 30, 2016	$2,700,000

Convertible Notes Payable

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

Subordinated Debt

In connection with the acquisition with Meridian Waste Services, LLC on May 15, 2014, notes payable to the sellers of Meridian issued five-year term subordinated debt loans paying interest at 8%. At June 30, 2016 and December 31, 2015, the balance on these loans was $1,475,000 and $1,475,000, respectively.

The debt payable to Comerica at December 31, 2015 and the Equipment loans at December 31, 2015 were the debt of Here to Serve- Missouri Waste Division, LLC, a subsidiary of the Company.

Equipment Loans

During the year ended December 31, 2015, the Company entered into four long-term loan agreements in connection with the purchase of equipment with rates between 4% and 5%. In May of 2016 one of these equipment loans was paid in full. At June 30, 2016, the balance of the remaining three loans was $269,341.

Other Debts

Convertible notes due related parties

In 2015, approximately $225,000 of the issued promissory notes were converted into approximately 461,000 shares at the contractual conversion price. At June 30, 2016 the Company had $15,065 remaining in convertible notes to related parties, which includes $5,065 in put premiums and accrued interest and is included in current liabilities on the consolidated balance sheet.

Notes Payable, related party

At December 31, 2014 the Company had a short term, non-interest bearing note payable of $150,000 which was incurred in connection with the Membership Interest Purchase Agreement discussed above. The Company also had a loan from Here to Serve Holding Corp. due to expenses paid by Here to Serve on behalf of the Company prior to the recapitalization. This loan totaled $376,585 bringing total notes payable to $526,585. In 2015, the short term, non-interest bearing note was paid off, and at June 30, 2016, the Company’s loan from Here to Serve Holding Corp. was $359,891, and is included in current liabilities on the consolidated balance sheet.

Total interest expense for the three and six months ended June 30, 2016 was $1,146,841 and $2,379,590, respectively. Amortization of debt discount was $84,089 and $165,838, respectively. Amortization of capitalized loan fees was $54,367 and $107,221, respectively.  Interest expense on debt was $1,008,385 and $2,106,531, respectively.

NOTE 6- SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.025 par common stock. At June 30, 2016 and December 31, 2015 there were 25,634,411 and 21,038,650 shares issued and outstanding.

Treasury Stock

During 2014, the Company’s Board of Directors authorized a stock repurchase of 230,000 shares of its common stock for approximately $230,000 at an average price of $1.00 per share. At June 30, 2016 and December 31, 2015 the Company holds 230,000 shares of its common stock in its treasury.

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, for which two classes have been designated to date. Series A has 51 shares issued and outstanding and Series B has 71,210 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.

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

At June 30, 2016 and December 31, 2015, the Company’s Series B Preferred Stock dividends in arrears on the 12% cumulative preferred stock were approximately $1,459,805 ($20.50 per share) and $1,033,000 ($14.50 per share), respectively.

Common Stock Transactions

During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company issued, 4,595,761 and 11,075,232 shares of common stock, respectively. The fair values of the shares of common stock were based on the quoted trading price on the date of issuance. Of the 4,595,761 shares issued for the six months ended June 30, 2016, the Company:

1.
Issued 517,188 of these shares were issued to vendors for services rendered generating a professional fees expense of $778,985;

2.
Issued 2,000,000 of these shares to officers and employees as incentive compensation resulting in compensation expense of $3,100,000;

3.
Issued 2,053,573 shares of common stock as part of a private placement offering to accredited investors for aggregate gross proceeds to the Company of $2,342,500. The Company capitalized certain issuance costs associated with this offering of $155,000, including the fair value of 25,000 common shares issued to the placement agent. These common shares include a top-off provision. Specifically, if a subscriber were to sell the common shares within a 1 year period from the subscription agreement and such sales proceeds do not equal the investment amount of the subscriber, a warrant will vest. The Company accounted for this top-off provision as a separate liability with a fair value of 0 at June 30, 2016.

The Company has issued and outstanding warrants of 2,019,036 common shares, as adjusted, with the current exercise price of $0.22, as adjusted, expiring December 31, 2023.

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

 There were no outstanding warrants at June 30, 2015. A summary of the status of the Company's outstanding stock warrants for the period ended June 30, 2016 is as follows:

	Number of Shares	Average Exercise Price	If Exercised	Expiration Date
Outstanding - December 31, 2015	1,673,559	-	449,518	-
Granted - Goldman Sachs	345,477	$0.220	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2016	2,019,036	$-	$449,518
Warrants exercisable at June 30, 2016	2,019,036

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

The following table sets forth the liabilities at June 30, 2016 and 2015, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

NOTE 7 - FAIR VALUE MEASUREMENT (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Signifcant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2015 (UNAUDITED)	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$2,820,000	$-	$-	$2,820,000

Stock settled debt	12,500	10,000	-	2,500

	$2,832,500	$10,000	$-	$2,822,500

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Signifcant
		Active Markets for	Observable	Unobservable
	June 30, 2016	Identical Assets	Inputs	Inputs
	(UNAUDITED)	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$2,700,000		$-	$2,700,000

Stock settled debt	12,500	10,000	-	2,500

	$2,712,500	$10,000	$-	$2,702,500

NOTE 8 - LEASES

The Company’s has entered into non-cancellable leases for its office, warehouse facilities and some equipment. These lease agreements commence on various dates from September 1, 2010 to December 2015 and all expires on or before December, 2023. Future minimum lease payments at March 31, 2016 are as follows:

2016	$255,072
2017	492,943
2018	231,693
2019	178,303
2020	138,700
Thereafter	151,200
Total	$1,447,911

The Company has also entered into various other leases on a month to month basis for machinery and equipment. Rent expense amounted to $262,491 and $160,184 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 9 - BONDING

In connection with normal business activities of a company in the solid waste disposal industry, Meridian may be required to acquire a performance bond. As part of the Company’s December 22, 2015 acquisitions of Christian Disposal, LLC and Eagle Ridge Landfill, LLC, Meridian acquired a performance bond in the approximate amount of $7,400,000 with annual expenses of $221,000. For the six months ended June 30, 2016, the Company had approximately $85,000 of expenses related to this performance bond and for the six months ended June 30, 2015, the Company was not required to obtain a performance bond.

Note 10 - LITIGATION

The Company is involved in various lawsuits related to the operations of its subsidiaries which arise in the normal course of business. Management believes that it has adequate insurance coverage and/or has appropriately accrued for the settlement of these claims. If applicable, claims that exceed amounts accrued and/or that are covered by insurance, management believes they are without merit and intends to vigorously defend and resolve with no material impact on financial condition.

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

Following is a summary of financial position and results of operations of MSTI:

Summary of Statements of Financial Condition	Six Months Ended
June 30, 2016
Assets
Current assets	$3,609
Noncurrent assets	2,877,313
Total assets	2,880,922

Liabilities and Equity
Current liabilities	236,562
Noncurrent liabilities	-
Equity	2,644,360
Total liabilities and equity	$2,880,922

Summary of Statements of Operations

Revenues	$177
Expense	16,410
Net loss	$(16,233)

The Company recorded losses from its investment in MSTI, accounted for under the equity method, of approximately $2,100 for the six months ended June 30, 2016. The charge reflected the Company’s share of MSTI losses recorded in that period. While the Company has ongoing agreements with MSTI relating to the use of MSTI's software technology, the Company has no obligation to otherwise support the activities of MSTI.

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

NOTE 12 – EQUITY AND INCENTIVE PLANS (CONTINUED)

On March 11, 2016, the Company entered into a restricted stock agreement with Mr. Jeff Cosman, CEO, (the “Cosman Restricted Stock Agreement”), pursuant to which 4,253,074 shares of the Company's common stock, subject to certain restrictions set forth in the Cosman Restricted Stock Agreement, were issued to Mr. Cosman pursuant to the Cosman Employment Agreement and the Plan.

The entire 4,253,074 shares fully cliff vests on January 1, 2017 if continuous employment and the Company reaches certain performance goals. As of June 30, 2016, the Company has recognized approximately $2,500,000 in compensation expense of a potential total expense of $6,592,000. The total expense of $6,592,265 is being expensed ratably from the original agreement date of March 11, 2016 to the end date of January 1, 2017.

NOTE 13 - SUBSEQUENT EVENTS

Effective July 20, 2016, pursuant to the filing of a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State or New York, the Company authorized 67,361 shares of Series C Preferred Stock (the “Series C Preferred Stock”) and set forth the designations, rights and preferences thereof (the “Series C Designations”), having a stated value of equal to $100 per share and a par value of $0.001 per share and providing for dividends at a rate of 8% per annum. Shares of the Series C Preferred Stock are convertible into shares of the Company’s common stock, par value $0.025 per share at the price of $1.12. In the event of a Qualified Offering, as defined in the Series C Designations, the shares of Series C Preferred Stock will be automatically converted at the lower of $1.12 per share or the per share price that reflects a 20% discount to the price of the Common Stock pursuant to such Qualified Offering. Additionally, the Series C Designations provide for Additional Shortfall Conversions, as defined in the Series C Designations, pursuant to which holders of Series C Preferred Stock may, subject to certain conditions, be issued additional shares of Common Stock by the Company. Series C Preferred Stock has voting rights on an “as converted basis.”
As of August 13, 2016, the Company completed closing of a private placement offering to accredited investors of up to $4,000,000 of Series C Preferred Stock, pursuant to which the Company entered into definitive securities purchase agreements (the “Securities Purchase Agreements”) with four accredited investors, and issued an aggregate of 7,750 shares of Series C Preferred Stock for aggregate gross proceeds to the Company of $775,000, and aggregate net proceeds to the Company of $751,563, after deducting fees paid by the Company to its placement agent for such offering.
In July of 2016 the Company issued 300,000 shares of common stock to an employee, these share will be recorded at fair value as stock based compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We intend for this discussion to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three and six months ended June 30, 2016, included elsewhere in this report.

Plan of Operation

The platform operation of the Company is our subsidiary Here To Serve Missouri Waste Division, LLC (“HTS Waste”).  HTS Waste is in the business of collection of non-hazardous solid waste.  Our revenue is generated primarily by collection services provided to residential customers, as well as commercial and temporary roll-off customers. The Company's agreement with Goldman Sachs Specialty Lending Group, has allowed the Company to focus on pursuing waste solutions opportunities in the Midwest, in order to differentiate itself from its larger competitors. With respect to our platform operation in St. Louis, the Company is focused on building in and around this initial marketplace. We are continuing to evaluate our infrastructure needs, placing importance on revenue and cash-flow growth.  The Company is specifically focused on bidding on municipal contracts in the St. Louis market, as well as acquisitions throughout the Midwest to drive this plan.   The Company plans to remain vigilant in understanding the many solutions in the waste industry and adapting to the changing landscape in order to maximize the returns of its capital in the marketplace. The Company has executed its first step with its agreement with Goldman Sachs Specialty Lending Group to build the capital structure needed to execute its forward strategy.

The following table reflects the total revenue of the Company for the six months ending June 30, 2016, annualized, the year ended December 31, 2015, and the combined revenues for HTS Waste and Meridian Waste Services for the year ended December 31, 2014 (dollars in thousands):

	Annualized through June 30, 2016		2015		2014
		%		%		%
	$	increase	$	increase	$	Increase
Revenue	31,000	130%	13,506	11%	12,202	8%

Our annualized 2016 revenue has grown significantly due to the acquisitions of Christian Disposal and Meridian Land Company. As our revenues continue to grow in this existing market, we plan to increase the rate of this growth by increasing our presence in the commercial and “roll-off” business. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 40 cubic yards) that are loaded on to and off of the collection vehicle. Management also expects continued growth through additional mergers and acquisitions.  The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016	June 30, 2015
Revenue	$8,006,098	$3,315,290
Gross profit	$2,447,206	$867,068
Operating expenses	$6,613,361	$7,847,523
Other expenses, net	$202,486	$190,730
Net loss	$4,368,641	$7,171,185
Basic net loss per share	$0.17	$0.56

Revenue

The Company’s revenue for the three months ended June 30, 2016 was $8,006,098, a 141% increase over the three months ended June 30, 2015 of $3,315,290. This increase is due to the continued growth of HTS Waste and the acquisitions of Christian Disposal and Eagle Ridge. Christian Disposal revenue for the three months ended June 30, 2016 was approximately $3,500,000 and Eagle Ridge revenue for the same period was approximately $900,000.

Gross Profit

Gross profit percentage for the three months ended June 30, 2016 is 31%.  This is an increase of approximately 5% from the three months ended June 30, 2015. The increase is significant in that it shows management’s ability to improve efficiencies of operations. In addition, there was a decrease in landfill costs as the company began internalizing its waste. The increase in margin would have been even larger if not for an increase in depreciation expense included in cost of sales. The increase in depreciation expense is due to addition of new equipment.

Operating Expenses

Operating expenses were $6,613,361, or 83% of revenue, for the three months ended June 30, 2016 as compared to $7,847,523, or 236% of revenue, for the three months ended June 30, 2015. The high level of operating expenses in both periods is due to recurring costs of operations, including professional fees, compensation and general and administrative expenses, including insurance and rental expense and certain other incremental items relating to the acquisitions in December 2015, primarily including payments to third party professionals for accounting and valuation services.

Other expenses

Other expense for the three months ended June 30, 2016, was $202,846, as compared to $190,730 for the three months ended June 30, 2015. The change is attributable to an approximate increase in interest expense of $900,000 and increase in gain on contingent liability of $1,000,000. The increase in the interest expense was due primarily to our increase in debt of approximately $33,000,000.

Net Loss

Net loss for three months ended June 30, 2016, was $4,368,641 or loss per share of $0.17, as compared to $7,171,185 or loss per share of $0.56, for the three months ended June 30, 2015.

Summary of Statements of Operations for the Six Months Ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
Revenue	$15,494,337	$6,351,109
Gross profit	$4,708,458	$1,688,253
Operating expenses	$14,030,606	$11,191,518
Other expenses	$1,249,952	$376,638
Net loss	$10,572,100	$9,879,903
Basic net loss per share	$0.45	$0.83

Revenue

The Company’s revenue for the six months ended June 30, 2016 was $15,494,337, a 144% increase over the six months ended June 30, 2015 of $6,351,109.  This increase is due to the continued growth of HTS Waste and the acquisitions of Christian Disposal and Eagle Ridge. Christian Disposal revenue for the six months ended June 30, 2016 was approximately $6,800,000 and Eagle Ridge revenue for the same period was approximately $1,700,000.

Gross Profit

Gross profit percentage for the six months ended June 30, 2016 is 30%.  This is an increase of approximately 3% from the six months ended June 30, 2015. The increase is significant in that it shows management’s ability to improve efficiencies of operations. In addition, there was a decrease in landfill costs as the Company began internalizing its waste. The increase in margin would have been even larger if not for an increase in depreciation expense included in cost of sales. The increase in depreciation expense is due to addition of new equipment.

Operating Expenses

Operating expenses were $14,030,606, or 91% of revenue, for the six months ended June 30, 2016, as compared to $11,191,518, or 176% of revenue, for the six months ended June 30, 2015. The high level of operating expenses in both periods is due to recurring costs of operations, including professional fees,compensation and general and administrative expenses, including insurance and rental expense and certain other incremental items relating to the acquisitions in December 2015, primarily including payments to third party professionals for accounting and valuation services.

Other expenses

Other expense for the six months ended June 30, 2016, was $1,249,952, as compared to $376,638 for the six months ended June 30, 2015. The change is attributable to an approximate increase in interest expense of $2,000,000 and increase in gain on contingent liability of $1,000,000. Lastly, there was an unrealized gain on change in fair value of derivative liability of $120,000 for the six months ended June 30,2016 with no such amount for the six months ended June 30, 2016.

Net Loss

Net loss for six months ended June 30, 2016, was $10,572,100 or loss per share of $0.45, as compared to $9,879,903 or loss per share of $0.83, for the six months ended June 30, 2015.

Segment Information

The Company currently has one operating segment.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2016, compared to December 31, 2015:

	June 30, 2016	December 31, 2015	Increase/Decrease
Current Assets	$5,953,362	$4,917,587	$1,035,775
Current Liabilities	$10,805,302	$10,788,838	$16,464
Working capital (Deficit)	$(4,851,940)	$(5,871,251)	$(1,019,311)

The change in working capital (deficit) is due primarily to the following changes to current assets and current liabilities. The increase in short-term investments of approximately $2,000,000 offset by a decrease in cash of approximately $1,500,000. Accounts Receivable and other assets increased by approximately $500,000. Contingent liability decreased by $1,000,000 offset by an increase of approximately $1,200,000 in accounts payable and accrued expenses.

Short-term investments increased due to the Company needing to collateralize a letter of credit for a performance bond. Cash decreased primarily because of the acquisition of equipment. Accounts receivable increased due to increased sales. The contingent liability decrease is the result of the loss of a potential renewal as part of the Christian disposal acquisition. Accounts payable and accrued expenses increased as a result of increased sales.

At June 30, 2016, we had a working capital deficit of $4,851,940, as compared to a working capital deficit of $5,871,251, at December 31, 2015, a decrease of $1,019,311. This lack of liquidity is mitigated by the Company’s ability to generate positive cash flow from operating activities. In the six months ended June 30, 2016, cash generated from operating activities, was approximately $300,000. In addition, as of June 30, 2016, the Company had approximately $1,200,000 in cash and cash equivalents and $1,951,000 in short-term investments to cover its short term cash requirements.  Further, the Company has approximately $10,000,000 of borrowing capacity on its multi-draw term loans and revolving commitments with Goldman Sachs as discussed below.

The Company purchased approximately $4 million of new equipment while increasing long term debt by approximately $2,400,000 during the six months ended June 30, 2016. The increase in debt was due to the Company borrowing on its revolving commitments with Goldman Sachs as discussed below. Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

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

Our net revenues have been sufficient to fund our operating expenses. At June 30, 2016, we had total cash of $1,239,389, the majority of which was funded by Goldman Sachs from the draw on the revolving commitments of $2,150,000 and $1,100,000 from a private placement stock offering.

During the 3 months ending September 30, 2015, the Company eliminated its Credit Facility with Comerica Bank (see Debt Restructuring with Praesidian Capital Opportunity Fund III, LP below).  In December 2015, the Company subsequently refinanced its debt with Praesidian in connection with the acquisitions of Christian Disposal and Eagle Ridge (see Goldman Sachs Credit Agreement below).

We currently have no material commitments for capital expenditures and believe that our cash requirements over the next 12 months will be approximately $1,000,000. In order to fund future growth and expansion through acquisitions and capital expenditures, the Company may be required to raise capital through the sale of its securities. We expect cash, short-term investments, cash flow from operations and access to capital markets to continue to be sufficient to fund our operations.

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

Goldman Sachs Credit Agreement

On December 22, 2015, in connection with the closing of acquisitions of Christian Disposal, LLC and certain assets of Eagle Ridge Landfill, LLC, the Company was extended certain credit facilities by Goldman Sachs, consisting of $40,000,000 aggregate principal amount of Tranche A Term Loans, $10,000,000 aggregate principal amount of Multi- Draw Term Loans and up to $5,000,000 aggregate principal amount of Revolving Commitments.  During the three months ended March 31, 2016, the Company borrowed $2,150,000 in relation to the Revolving Commitments. At June 30, 2016, the Company had at total outstanding balance of $42,900,000 consisting of the Tranche A Term Loan and draw of the Revolving Commitments. The loans are collateralized by the assets of the Company. The debt has a maturity date of December 22, 2020 with interest paid monthly at an annual rate of 9%. In addition, there is a commitment fee paid monthly on the Mutli-Draw Term Loans and Revolving Commitments at an annual rate of 0.5%.

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

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements for the six months ended June 30, 2016 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Meridian Land Company, LLC, Here to Serve Technology, LLC and Christian Disposal, LLC. The following two subsidiaries of the Company, Here To Serve Georgia Waste Division, LLC and Here to Serve Technology, LLC, a Georgia Limited Liability Company had no operations during the period.

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
●
The price of the services provided to the customer is fixed or determinable. and
●
Collectability is reasonably assured.

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

After determining the costs and remaining permitted and expansion capacity at our landfill, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for the landfill for assets associated with each final capping, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally use the Black Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative loss. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative gain.

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

Pursuant to ASC Topic 505-50, for share based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. During the six months the Company has warrants outstanding with an estimated fair value of $2,700,000. In addition, the Company issued restricted shares during the six months ended, June 30, 2016 with an estimated value of approximately $6,300,000.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended June 30, 2016 and 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At the conclusion of the period ended June 30, 2016 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer whom is also acting as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our controls to ensure that the accounting department has adequate resources for public company external reporting was not adequate. Currently, the Company does not have an Audit Committee to oversee the financial reporting process. Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective during the period covered by this report, June 30, 2016, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

The Company's management is addressing these weaknesses by starting the process of seeking to recruit independent Directors so that the Company will have an Audit Committee that meets regulatory requirements for independence and financial expert experience. The Company also started the process of retaining additional staff to assist its internal staff with compliance issues.

Management believes that the material weaknesses set forth above did not have an effect on our company's financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From April 1, 2016 through April 8, 2016, the Board issued an aggregate of 446,429 shares of restricted Common Stock pursuant to subscriptions by three accredited investors under a private placement offering of such shares at the price of $1.12 per share.
From April 1, 2016 through April 8, 2016, the Board issued an aggregate of 7,812 shares of restricted Common Stock to the Company’s placement agent and/or its designees, pursuant to subscriptions under a private placement offering during such period.
From June 3, 2016 through June 28, 2016, the Board issued an aggregate of 625,000 shares of restricted Common Stock, together with warrants, pursuant to subscriptions by seven accredited investors under a private placement offering of such shares at the price of $1.12 per share.
From June 3, 2016 through June 28, 2016, the Board issued an aggregate of 10,937 shares of restricted Common Stock to the Company’s placement agent and/or its designees, pursuant to subscriptions under a private placement offering during such period.
The securities issued pursuant to the above offerings were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act and/or Regulation D. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

 Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on July 25, 2016)

4.1	Form of Warrant (incorporated herein by reference to Exhibit to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2016)

4.2	Second Amendment to Credit and Guaranty Agreement, dated as of July 19, 2016, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and certain subsidiaries of Holdings, as Guarantors, the Lenders party hereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger* (incorporated herein by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on July 25, 2016)

4.3	Amended and Restated Purchase Warrant for Common Shares issued in favor of Goldman, Sachs & Co., dated July 19, 2016 (incorporated herein by reference to Exhibit 4.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on July 25, 2016)

10.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 29, 2016)

10.2	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2016)

10.3
Form of First Amendment to Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 17, 2016)

10.4	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 17, 2016)

10.5	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on July 25, 2016)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN WASTE SOLUTIONS, INC.

Date: August [●], 2016	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)