Form 10-Q/A
period 2016-06-30
Meridian Waste Solutions, Inc.
filed 2016-08-25
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) to Meridian Waste Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 22, 2016 (the “Form 10-Q”), is to correct certain scrivener’s errors within the Form 10-Q.

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

MERIDIAN WASTE SOLUTIONS, INC.

Date: August 25, 2016	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)