Form 10-Q
period 2016-09-30
Meridian Waste Solutions, Inc.
filed 2016-11-15
CIK 949721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 11, 2016, there were 1,698,569 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

Assets	September 30, 2016 (UNAUDITED)	December 31, 2015 (UNAUDITED)
Current assets:

Cash	$1,247,756	$2,729,795
Short-term investments - Restricted	1,952,805	-
Accounts receivable, net of allowance	2,197,701	1,707,818
Prepaid expenses	444,176	427,615
Other current assets	95,920	52,359

Total current assets	5,938,358	4,917,587

Property, plant and equipment, at cost net of accumulated depreciation	16,931,444	14,433,740

Assets held for sale	395,000	-

Other assets:

Investment in related party affiliate	362,080	364,185
Deposits	11,454	10,954
Goodwill	7,234,420	7,479,642
Landfill assets, net of accumulated amortization	3,526,506	3,393,476
Customer list, net of accumulated amortization	15,673,879	19,500,362
Non-compete, net of accumulated amortization	124,949	155,699
Website, net of accumulated amortization	23,816	10,904

Total other assets	26,957,104	30,915,222

Total assets	$50,221,906	$50,266,549

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$2,588,904	$1,988,050
Accrued expenses	598,859	280,069
Notes payable, related party	359,891	359,891
Deferred compensation	778,044	996,380
Deferred revenue	3,394,204	2,912,264
Convertible notes due related parties, includes put premiums	11,850	15,065
Contingent liability	-	1,000,000
Derivative liabilities	2,650,589	2,820,000
Current portion - long-term debt	339,178	417,119

Total current liabilities	10,721,519	10,788,838

Long-term liabilities:
Asset retirement obligation	337,930	200,252
Deferred tax liability	145,000	-
Long-term debt, net of current	41,698,603	39,170,796

Total long-term liabilities	42,181,533	39,371,048

Total liabilities	52,903,052	50,159,886

Preferred Series C stock redeemable, cumulative, stated value $100 per share, par value $.001, 67,361 shares authorized, 35,750 and 0 shares issued and outstanding, respectively	2,644,951	-

Shareholders' (deficit) equity:
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, issued and outstanding	71	71
Common stock, par value $.025, 75,000,000 shares authorized, 1,194,051 and 1,051,933 shares issued and 1,182,551 and 1,040,433 shares outstanding, respectively	29,851	26,298
Treasury stock, at cost, 11,500 shares	(224,250)	(224,250)
Additional paid in capital	36,995,896	28,124,160
Accumulated deficit	(42,127,665)	(27,819,616)

Total shareholders' (deficit) equity	(5,326,097)	106,663

Total liabilities and shareholders' (deficit) equity	$50,221,906	$50,266,549

See notes to condensed consolidated financial statements

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

	Nine months ended
	SEPTEMBER 30, 2016 (UNAUDITED)	SEPTEMBER 30, 2015 (UNAUDITED)
Revenue
Services	$23,883,663	$9,733,330

Cost of sales and services
Cost of sales and services	14,288,853	5,989,174
Depreciation	2,462,586	1,176,561

Total cost of sales and services	16,751,439	7,165,735

Gross Profit	7,132,224	2,567,595

Expenses
Bad debt expense	168,508	2,738
Compensation and related expense	10,113,985	8,706,809
Depreciation and amortization	2,876,333	2,214,390
Impairment expense	1,255,267	-
Selling, general and administrative	5,130,079	2,539,620

Total expenses	19,544,172	13,463,557

Other income (expenses):
Miscellaneous income (loss)	(9,090)	20,635
Gain on disposal of assets	3,053	43,433
Unrealized gain on interest rate swap	-	40,958
Unrealized gain on change in fair value of derivative liability	853,031	346,963
Loss from proportionate share of equity method investment	(2,105)	-
Unrealized gain on investment	547	-
Gain on contingent liability	1,000,000	-
Interest income	7,270	-
Interest expense	(3,603,807)	(865,994)

Total other expenses	(1,751,101)	(414,005)

Loss before income taxes	(14,163,049)	(11,309,967)

Provision for income taxes	(145,000)	-

Net loss	$(14,308,049)	$(11,309,967)

Basic net loss per share	$(11.91)	$(19.05)

Weighted average number of shares outstanding
(Basic and Diluted)	1,201,394	593,638

See notes to condensed consolidated financial statements

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

	Three months ended
	SEPTEMBER 30, 2016 (UNAUDITED)	SEPTEMBER 30, 2015 (UNAUDITED)
Revenue
Services	$8,389,326	$3,382,221

Cost of sales and services
Cost of sales and services	5,070,322	2,104,701
Depreciation	895,238	398,178

Total cost of sales and services	5,965,560	2,502,879

Gross Profit	2,423,766	879,342

Expenses
Bad debt expense	112,950	-
Compensation and related expense	3,117,396	326,404
Depreciation and amortization	937,841	759,865
Selling, general and administrative	1,345,379	1,185,770

Total expenses	5,513,566	2,272,039

Other income (expenses):
Miscellaneous income (loss)	(11,354)	2,612
Gain on disposal of assets	-	37,183
Unrealized gain on interest rate swap	-	30,584
Unrealized gain on change in fair value of derivative liability	733,031	346,963
Unrealized gain on investment	547	-
Interest income	844	-
Interest expense	(1,224,217)	(454,709)

Total other expenses	(501,149)	(37,367)

Loss before income taxes	(3,590,949)	(1,430,064)

Provision for income taxes	(145,000)	-

Net loss	$(3,735,949)	$(1,430,064)

Basic net loss per share	$(2.96)	$(2.22)

(Basic and Diluted)	1,261,085	644,193

See notes to condensed consolidated financial statements

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

	Nine months ended
	SEPTEMBER 30, 2016 (UNAUDITED)	SEPTEMBER 30, 2015 (UNAUDITED)

Cash flows from operating activities:
Net loss	$(14,308,049)	$(11,309,967)
Adjustments to reconcile net loss to net cash (used in) provided from operating activities:
Depreciation and amortization	5,338,919	3,363,230
Interest accretion on landfill liabilities	125,809	-
Amortization of capitalized loan fees & debt discount	416,128	27,720
Unrealized gain on swap agreement	-	(40,958)
Unrealized (gain) loss on derivatives	(853,031)	(346,963)
Stock issued to vendors for services	778,985	242,970
Stock issued to employees as incentive compensation	8,071,045	7,356,180
Impairment expense	1,255,267	-
Gain on contigent liability	(1,000,000)	-
Loss from proportionate share of equity investment	2,105	-
Loss on disposal of equipment	3,053	(43,433)

Changes in working capital items net of acquisitions:
Accounts receivable, net of allowance	(489,884)	(722)
Prepaid expenses and other current assets	(60,122)	177,483
Deposits	(500)	-
Accounts payable and accrued expenses	916,432	469,319
Deferred compensation	(218,336)	381,167
Deferred revenue	481,940	87,567
Deferred tax liability	145,000	-
Other current liabilities	-	11,807
Net cash provided from operating activities	604,761	375,400

Cash flows from investing activities:
Landfill additions	(350,699)	-
Acquisition of property, plant and equipment	(5,397,521)	(1,022,968)
Purchases of short-term investments	(1,952,805)	-
True up related to acquisition	245,222	-
Proceeds from sale of property, plant and equipment	46,975	85,987
Net cash used in investing activities	(7,408,828)	(936,981)

Cash flows from financing activities:
Draw on revolver loan	2,150,000	12,258,645
Proceeds from issuance of common stock, net of placement fees of $143,750	2,156,250	-
Proceeds from issuance of Series C Preferred Stock, net of placement fees of $79,688	1,195,312	-
Principal payments on notes payable	(179,534)	(11,567,429)
Net cash provided from financing activities	5,322,028	691,216

Net change in cash	(1,482,039)	129,635

Beginning cash	2,729,795	438,907

Ending cash	$1,247,756	$568,542

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$3,050,001	$404,691

Supplemental Non-Cash Investing and Financing Information:

Retirement of common stock and related top off provision through the issuance of
Preferred Stock C (and related derivative liability)	$2,673,480	$-
Disposition of capitalized software in exchange for equal value of equity in acquiring entity	$-	$434,532
Common shares issued to placement agent	$58,250	$-

See notes to condensed consolidated financial statements

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of the unaudited condensed financial statements as of September 30, 2016, and the results of operations and cash flows for the three and nine months ended September 30, 2016 have been made. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for a full year.

Reverse Stock Split
On November 2, 2016, the Company effected a reverse stock split of the Company’s common stock whereby each 20 shares of common stock was replaced with one share of common stock. The par value and the number of authorized shares of the common stock were not adjusted. All common share and per share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split. The quantity of common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split.

Basis of Consolidation

The condensed consolidated financial statements for the nine months ended September 30, 2016 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Meridian Land Company, LLC, Here to Serve Technology, LLC, Here To Serve Georgia Waste Division, LLC, Brooklyn Cheesecake & Dessert Acquisition Corp, Meridian Waste Missouri, LLC and Christian Disposal, LLC. The following two subsidiaries of the Company, Here To Serve Georgia Waste Division, LLC and Here to Serve Technology, LLC ("HTST"), a Georgia Limited Liability Company had no operations during the period. The condensed consolidated financial statements for the nine months ended September 30, 2015 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Here To Serve Georgia Waste Division, LLC, Brooklyn Cheesecake & Acquisition Corp., and Here to Serve Technology, LLC, a Georgia Limited Liability Company.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Meridian Waste Solutions, Inc. (the “Company” or “Meridian”) is currently operating under four separate Limited Liability Companies:

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

NOTE 1 - NATURE OF OPERATIONS AND ORGANIZATION (CONTINUED)

Liquidity and Capital Resources

As of September 30, 2016, the Company had negative working capital of $4,783,161. This lack of liquidity is mitigated by the Company’s ability to generate positive cash flow from operating activities. In the nine months ended September 30, 2016, cash generated from operating activities, was approximately $600,000. In addition, as of September 30, 2016, the Company had approximately $1,200,000 in cash to cover its short term cash requirements. Further, the Company has approximately $12,850,000 of borrowing capacity on its multi-draw term loans and revolving commitments. See note 5, under the heading Goldman Sachs Credit Agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2016 and 2015 the Company had no cash equivalents. Short-term investments consist of investments that have a remaining maturity of less than one year as of the date of the balance sheet.

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized cost, which approximates fair market value, on our Consolidated Balance Sheet. Our short-term investments’ contractual maturities occur before March 31, 2017. The short-term investment of $1,952,805 is currently restricted as this amount is collateralizing a letter of credit needed for our performance bond. The letter of credit expires in February of 2017, and the cash is restricted until then.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. The Company uses a Monte Carlo simulation put option Black-Scholes Merton model. For less complex derivative instruments, such as freestanding warrants, the Company generally use the Black Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative loss. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative gain.

See Notes 5 and 6 under the heading "Derivative Liabilities" for a description and valuation of the Company's derivative instruments.

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the nine months ended September 30, 2016, the Company experienced impairment expense of its customer lists, see note 4. No other impairments were noted during the nine months ended September 30, 2016, and September 30, 2015.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The Company does have deferred tax liabilities related to its intangible assets, which were $145,000 as of September 30, 2016.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of September 30, 2016, tax years ended December 31, 2015, 2014, and 2013 are still potentially subject to audit by the taxing authorities.

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

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At September 30, 2016 and December 31, 2015 the Company had approximately $2,368,000 and $2,326,000 of gross trade receivables, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At September 30, 2016 and December 31, 2015 the Company had approximately $170,000 and $618,000 recorded for the allowance for doubtful accounts, respectively.

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

Intangible Assets

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. The Company has intangible assets related to its purchase of Meridian Waste Services, LLC, Christian Disposal LLC and Eagle Ridge Landfill, LLC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the nine months ended September 30, 2016 we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. Accretion expense was approximately $126,000 for the nine months ended September 30, 2016. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations at September 30, 2016 is approximately 8.5%.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the nine months ended September 30, 2016 the Company operations related to its landfill assets and liability are presented in the tables below:

	Nine Months Ended September 30, 2016 (UNAUDITED)	Year Ended December 31, 2015 (UNAUDITED)

Landfill Assets

Beginning Balance	$3,393,476	$3,396,519
Capital Additions	350,699	-
Amortization of landfill assets	(229,538)	(3,043)
Asset retirement adjustments	11,869	-
	$3,526,506	$3,393,476

Landfill Asset Retirement Obligation

Beginning Balance	$200,252	$196,519
Obligations incurred and capitalized	11,869	-
Obligations settled	-	-
Interest accretion	125,809	3,733
Revisions in estimates and interest rate assumption	-	-
	$337,930	$200,252

Revenue Recognition

The Company recognizes revenue when persuasive evidence of arrangement exists, services have been provided, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured. The majority of the Company’s revenues are generated from the fees charged for waste collection, transfer, disposal and recycling. The fees charged for our services are generally defined in service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rate. For example, revenue typically is recognized as waste is collected, or tons are received at our landfills and transfer stations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the nine months ended September 30, 2016, the Company had one contract that accounted for approximately 11% of the Company's revenue. For the nine months ended September 30, 2015, the Company had two contracts that accounted for approximately 49% of the Company's revenue, collectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At September 30, 2016 the Company had one convertible note outstanding that is convertible into common shares. Additionally, the Company issued stock warrants for 104,314 common shares. These are not presented in the consensed consolidated statement of operations since the Company incurred a loss and the effect of these shares is anti-dilutive.

At September 30, 2016, and December 31, 2015 the Company had a series of convertible notes and warrants outstanding that could be converted into approximately, 175,023 and 127,428 common shares, respectively. These are not presented in the condensed consolidated statements of operations since the Company incurred a loss and the effect of these shares is anti- dilutive.

For the nine months ended September 30, 2016, the Company had 70,709 of weighted-average common shares relating to the convertible debt, under the if-converted method, however, these shares are not dilutive because the Company recorded a loss during the fiscal year.

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

The Company recorded stock based compensation expense of $8,850,030 and $7,599,150 during the nine months ended September 30, 2016 and 2015, respectively, which is included in compensation and related expense on the statement of operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

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

Statement of Cash Flows - In August 2016, the FASB issued amended authoritative guidance associated with the classification of certain cash receipts and cash payments on the statement of cash flows. The amended guidance addresses specific cash flow issues with the objective of reducing existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted.

Revenue Recognition - In May 2014, the FASB issued amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption.

The Company is currently assessing the potential impact of the above recent accounting pronouncements.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	September 30, 2016 (UNAUDITED)	December 31, 2015 (UNAUDITED)
Land	$1,590,000	$1,690,000
Buildings & Building Improvements	397,156	692,156
Furniture & office equipment	386,382	258,702
Containers	6,799,566	4,453,386
Trucks, Machinery, & Equipment	12,844,481	9,948,686

Total cost	22,017,585	17,042,930

Less accumulated depreciation	(5,086,141)	(2,609,190)

Net property and Equipment	$16,931,444	$14,433,740

As of September 30, 2016, the Company has $395,000 of land and building which are held for sale and not included in amounts noted above. These held for sale assets were not depreciated during the nine months ended September 30, 2016. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $2,505,329 and $1,224,871, respectively.

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

In the nine months ended September 30, 2016, customer lists include the intangible assets related to customer relationships acquired through the acquisition of Christian Disposal and Eagle Ridge with a cost basis of $10,180,000. The customer list intangible assets are amortized over their useful life which ranged from 5 to 20 years. Amortization expense, excluding amortization of landfill assets of $232,581, amounted to $2,833,590 and $2,138,359 for the nine months ended September 30, 2016 and 2015 respectively. In June of 2016 the Company recorded $1,255,269 of impairment expense against the customer relationships due to the non-renewal of a Christian operating agreement. The Company also wrote off through miscellaneous income the $1,000,000 contingent liability that was recorded in connection with the loss of the potential renewal.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES

The Company had the following long-term debt:
	September 30, 2016 (UNAUDITED)	December 31, 2015 (UNAUDITED)

Goldman Sachs - Tranche A Term Loan - LIBOR Interest	$40,000,000	$40,000,000
Goldman Sachs – Revolver	2,150,000	-
Goldman Sachs – MDTL	-	-
Convertible Notes Payable	1,250,000	1,250,000
Capitalized lease - financing company, secured by equipment	15,898	37,096
Equipment loans	300,053	395,119
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000
Less: debt issuance cost/fees	(1,253,319)	(1,416,697)
Less: debt discount	(1,899,851)	(2,152,603)
Total debt	42,037,781	39,587,915
Less: current portion	(339,178)	(417,119)
Long term debt less current portion	$41,698,603	$39,170,796

Goldman Sachs Credit Agreement

On December 22, 2015, in connection with the closing of acquisitions of Christian Disposal, LLC and certain assets of Eagle Ridge Landfill, LLC, the Company was extended certain credit facilities by certain lenders under a credit agreement among the Company, certain of its affiliates, the lenders party thereto and Goldman Sachs Specialty Lending Group, L.P., as administrative agent, collateral agent and lead arranger, consisting of $40,000,000 aggregate principal amount of Tranche A Term Loans, $10,000,000 aggregate principal amount of commitments to make Multi-Draw Term Loans and up to $5,000,000 aggregate principal amount of Revolving Commitments. During the nine months ended September 30, 2016, the Company borrowed $2,150,000 in relation to the Revolving Commitments. At September 30, 2016, the Company had a total outstanding balance of $42,150,000 consisting of the Tranche A Term Loan and draw of the Revolving Commitments. The loans are secured by liens on substantially all of the assets of the Company and its subsidiaries. The debt has a maturity date of December 22, 2020 with interest paid monthly at an annual rate of approximately 9% (subject to variation based on changes in LIBOR or another underlying reference rate). In addition, there is a commitment fee paid monthly on the Multi-Draw Term Loans and Revolving Commitments at an annual rate of 0.5%. The Company has adopted ASU 2015-03 and is showing loan fees net of long-term debt on the balance sheet. As of September 30, 2016 and at certain times thereafter, the Company was in violation of covanants within its credit agreement with Goldman, Sachs & Co. The lenders and agents and the Company and its affiliates entered into a waiver and amendment letter on November 11, 2016 whereby the covenant violations were waived. The next measurement date of all covenants is December 31, 2016. Should the Company have violations in the future that are not waived, it could materially effect the Company's operations and ability to fund future operations.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

In addition, in connection with the credit agreement, the Company issued warrants to Goldman, Sachs & Co. for the purchase of shares of the Company’s common stock equivalent to a 6.5% Percentage Interest at a purchase price equal to $449,553, exercisable on or before December 22, 2023. The warrants grant the holder certain other rights, including registration rights, preemptive rights for certain capital raises, board observation rights and indemnification. Due to the put feature contained in the agreement, a derivative liability was recorded for the warrant.

The Company’s derivative warrant instrument related to Goldman, Sachs & Co. has been measured at fair value at September 30, 2016, using the Black-Scholes model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statement of operations. Upon the initial recording of the derivative warrant at fair value the instrument was bifurcated and the Company recorded a debt discount of $2,160,000. This debt discount is being amortized as interest expense using the effective interest rate method over the life of the note, which is 5 years. At September 30, 2016 the balance of the debt discount is $1,899,851. The Company incurred $1,446,515 of issuance cost related to obtaining the notes. These costs are being amortized over the life of the notes using the effective interest rate method. At September 30, 2016, the unamortized balance of the costs was $1,253,319.

The key inputs used in the September 30, 2016 and December 31, 2015 fair value calculations were as follows:

September 30,
2016
Purchase Price	$450,000
Time to expiration	12/22/2023
Risk-free interest rate	1.43%
Estimated volatility	60%
Dividend	0%
Stock price on September 30, 2016	$0.88
Expected forfeiture rate	0%

The change in the market value for the period ending September 30, 2016 is as follows:

Fair value of warrants @ December 31, 2015	$2,820,000

Unrealized gain on derivative liability	(1,280,000)

Fair value of warrants @ September 30, 2016	$1,540,000

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

Subordinated Debt
In connection with the acquisition with Meridian Waste Services, LLC on May 15, 2014, notes payable to the sellers of Meridian issued five-year term subordinated debt loans paying interest at 8%. At September 30, 2016 and December 31, 2015, the balance on these loans was $1,475,000 and $1,475,000, respectively.

The debt payable to Comerica at December 31, 2015 and the Equipment loans at December 31, 2015 were the debt of Here to Serve- Missouri Waste Division, LLC, a subsidiary of the Company.

Equipment Loans

During the year ended December 31, 2015, the Company entered into four long-term loan agreements in connection with the purchase of equipment with rates between 4% and 5%. In May of 2016 one of these equipment loans was paid in full. At September 30, 2016, the balance of the remaining three loans was $300,054.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

Other Debts

Convertible notes due related parties

In 2015, approximately $225,000 of the issued promissory notes were converted into approximately 461,000 shares at the contractual conversion price. At September 30, 2016 the Company had $11,850 remaining in convertible notes with an annual interest rate of 6% to related parties, which includes $1,850 in accrued interest and is included in current liabilities on the consolidated balance sheet. The note is no longer convertible as of September 30, 2016 as maturity date has passed. The Company and management have agreed that principal and all accrued interest will be paid back to the related party in the fourth quarter of 2016.

Notes Payable, related party

At December 31, 2014 the Company had a short term, non-interest bearing note payable of $150,000 which was incurred in connection with the Membership Interest Purchase Agreement discussed above. The Company also had a loan from Here to Serve Holding Corp. due to expenses paid by Here to Serve on behalf of the Company prior to the recapitalization. This loan totaled $376,585 bringing total notes payable to $526,585. In 2015, the short term, non-interest bearing note was paid off, and at September 30, 2016, the Company’s loan from Here to Serve Holding Corp. was $359,891, and is included in current liabilities on the consolidated balance sheet.

Total interest expense for the three and nine months ended September 30, 2016 was $1,224,217 and $3,603,807, respectively. Amortization of debt discount was $86,913 and $252,751, respectively. Amortization of capitalized loan fees was $56,156 and $163,377, respectively. Interest expense on debt was $1,081,148 and $3,187,679, respectively.

NOTE 6- SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.025 par value common stock. At September 30, 2016 and December 31, 2015 there were 1,194,051 and 1,051,933 shares issued and outstanding.

Treasury Stock

During 2014, the Company’s Board of Directors authorized a stock repurchase of 11,500 shares of its common stock for approximately $230,000 at an average price of $20.00 per share. At September 30, 2016 and December 31, 2015 the Company holds 11,500 shares of its common stock in its treasury.

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, for which three classes have been designated to date. Series A has 51 and 51 shares issued and outstanding, Series B has 71,210 and 71,210 shares issued and outstanding and series C has 35,750 and 0 shares issued and outstanding, as of September 30, 2016 and December 31, 2015, respectively.

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

At September 30, 2016 and December 31, 2015, the Company’s Series B Preferred Stock dividends in arrears on the 12% cumulative preferred stock were approximately $1,673,000 ($23.50 per share) and $1,033,000 ($14.50 per share), respectively.

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

Series C

The Company has authorized for issuance up to 67,361 shares of Series C Preferred Stock (“Series C”). Each share of Series C: (a) has a stated value of equal to $100 per share; (b) has a par value of $0.001 per share; (c) accrues fixed rate dividends at a rate of eight percent per annum; (d) are convertible at the option of the holder into 89.28 shares of common Stock (conversion price of $22.40 per share based off stated value of $100); (e) votes on an ‘as converted’ basis; (f) has liquidation (including deemed liquidations related to certain fundamental transactions) privileges of $22.40 per share. The Series C will expire 15 months after issuance.

Further, in the event of a Qualified Offering, the shares of Series C Preferred Stock will be automatically converted at the lower of $22.40 per share or the per share price that reflects a 20% discount to the price of the Common Stock pursuant to such Qualified Offering. A "Qualified Offering" is defined as an underwritten offering by the Company pursuant to which (1) the Company receives aggregate gross proceeds of at least $20,000,000 in consideration of the purchase of shares of Common Stock or (2) (a) the Company receives aggregate gross proceeds of at least $15,000,000 in consideration of the purchase of shares of Common Stock and (b) the Common Stock becomes listed on The Nasdaq Capital Market, the New York Stock Exchange, or the NYSE MKT.

In addition, if after six months from the date of the issuance until the expiration date, the holder converts a Series C security to common stock and sells such common stock for total proceeds that do not equal or exceed such holder’s purchase price, the Company is obligated to issue additional shares of common stock in an amount sufficient such that, when sold and the net proceeds are added to the net proceeds of the initial sale, the holder shall have received funds equal to that of the holder’s initial purchase price (“Shortfall Provision”).

The Company evaluated the Series C in accordance with ASC 815 – Derivatives and Hedging, to discern whether any feature(s) required bifurcation and derivative accounting. The Company noted the Shortfall Provision has variable settlement based upon an item (initial purchase price) that is not an input into a fixed for fixed price model, thus such provision is not considered indexed to the Company’s stock. Accordingly, the Shortfall Provision was bifurcated and accounted for as a derivative liability. In addition, given the Series C has deemed liquidation privileges that could require redemption outside the control of the issuer, the Series C is classified within the mezzanine section of the Condensed Consolidated Balance Sheet.

Third Quarter Series C Offering

During the three months ended September 30, 2016, the Company sold 12,750 shares of Series C for gross proceeds of $1.275 million. These proceeds were allocated between the Shortfall Provision derivative liability ($310,000) and the host Series C instrument ($965,000). After such allocation, the Company noted that the Series C had a beneficial conversion feature of $265,000 which was recognized as a deemed dividend.

Also during the three months ended September 30, 2016, the Company issued 23,000 shares of Series C to repurchase the 2,053,573 shares of common stock and related short fall provision derivative issued in June 2016. Given the transaction was predominantly the repurchase of common stock that was immediately retired, the Company accounted for this as a treasury stock transaction. The Series C was recorded at a fair value of $2.3 million ($620,000 of which was allocated to the Shortfall Provision), the top off provision (which was $246,000 at the time of exchange) was written off, and a beneficial conversion feature of $373,000 was recognized immediately as a deemed dividend.

Derivative Footnote

As noted above, the common stock issuance during June 2016 included a top off provision that was extinguished in August 2016. Such provision was valued using an intrinsic measurement and such value was $246,000 at the time of extinguishment.

In addition, the Series C included a Shortfall Provision that required bifurcation and to be accounted for as a derivative liability. The fair value of the Shortfall Provision was calculated using a Monte Carlo simulated put option Black Scholes Merton Model. The cumulative fair values at respective date of issuances and September 30, 2016 were $930,000 and $1.1 million, respectively. The key assumptions used in the model at inception and at September 30, 2016 are as follows:

	Inception	9/30/2016

Stock Price	$0.00 - $3.00	$0.00 - $1.76
Exercise Price	$1.12	$1.12
Term	..5 years	0.3 to 0.42 years
Risk Free Interest Rate	..39% - .47%	0.29%
Volatility	60%	60%
Dividend Rate	0%	0%

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

The roll forward of the Shortfall Provision derivative liability is as follows

Balance – June 30, 2016	$-
Issuances of Series C	930,048
Fair Value Adjustment	180,541
Balance – September 30, 2016	$1,110,589

Common Stock Transactions

During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company issued, 244,788 and 553,762 shares of common stock, respectively. The fair values of the shares of common stock were based on the quoted trading price on the date of issuance. Of the 244,788 shares issued for the nine months ended September 30, 2016, the Company:

1.
Issued 25,859 of these shares were issued to vendors for services rendered generating a professional fees expense of $778,985;

2.
Issued 115,000 of these shares to officers and employees as incentive compensation resulting in compensation expense of $3,550,000;

3.
Issued 102,679 shares of common stock as part of a private placement offering to accredited investors for aggregate gross proceeds to the Company of $2,342,500. The Company capitalized certain issuance costs associated with this offering of approximately $264,000, including the fair value of approximately 1,800 common shares issued to the placement agent. These common shares include a top-off provision. Specifically, if a subscriber were to sell the common shares within a 1 year period from the subscription agreement and such sales proceeds do not equal the investment amount of the subscriber, a warrant will vest. The Company accounted for this top-off provision as a separate liability with a fair value of 0 at June 30, 2016. In August of 2016 these 102,679 common shares were exchanged on a dollar for dollar basis for 23,000 shares of preferred stock, series C. This exchange was recorded as a capital transaction. The 102,679 common shares were retired in August of 2016.

The Company has issued and outstanding warrants of 104,314 common shares, as adjusted, with the current exercise price of $4.31, as adjusted, expiring December 31, 2023.

There were no outstanding warrants at September 30, 2015. A summary of the status of the Company's outstanding stock warrants for the period ended September 30, 2016 is as follows:

	Number of Shares	Average Exercise Price	If exercised	Expiration Date
Outstanding - December 31, 2015	83,678	-	$449,518	-
Granted - Goldman, Sachs & Co.	20,636	$4.31	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2016	104,314	$4.31	$449,518
Warrants exercisable at September 30, 2016	104,314

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

The following table sets forth the liabilities at September 30, 2016 and 2015, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	December 31,	Active Markets for	Observable	Unobservable
	2015	Identical Assets	Inputs	Inputs
	(UNAUDITED)	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$2,820,000	$-	$-	$2,820,000

Stock settled debt	12,500	10,000	-	2,500

	$2,832,500	$10,000	$-	$2,822,500

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30, 2016	Identical Assets	Inputs	Inputs
	(UNAUDITED)	(Level 1)	(Level 2)	(Level 3)
Derivative liability – stock warrants	$1,540,000	-	-	$1,540,000
Derivative liability – Series C Preferred Stock	1,110,589	-	-	1,110,589
	$2,650,589	-	-	$2,650,589

NOTE 8 - LEASES

The Company’s has entered into non-cancellable leases for its office, warehouse facilities and some equipment. These lease agreements commence on various dates from September 1, 2010 to December 2015 and all expires on or before December, 2023. Future minimum lease payments at September 30, 2016 are as follows:

2016	$154,941
2017	530,551
2018	250,497
2019	178,303
2020	138,700
Thereafter	151,200
Total	$1,404,192

The Company has also entered into various other leases on a month to month basis for machinery and equipment. Rent expense amounted to $409,007 and $222,869 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 9 - BONDING

In connection with normal business activities of a company in the solid waste disposal industry, Meridian may be required to acquire a performance bond. As part of the Company’s December 22, 2015 acquisitions of Christian Disposal, LLC and Eagle Ridge Landfill, LLC, Meridian acquired a performance bond in the approximate amount of $7,400,000 with annual expenses of $221,000. For the nine months ended September 30, 2016, the Company had approximately $141,000 of expenses related to this performance bond and for the nine months ended September 30, 2015, the Company was not required to obtain a performance bond.

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

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

Following is a summary of financial position and results of operations of MSTI:

Summary of Statements of Financial Condition	Nine Months Ended
September 30, 2016
Assets
Current assets	$3,609
Noncurrent assets	2,877,313
Total assets	2,880,922

Liabilities and Equity
Current liabilities	236,562
Noncurrent liabilities	-
Equity	2,644,360
Total liabilities and equity	$2,880,922

Summary of Statements of Operations

Revenues	$177
Expense	16,410
Net loss	$(16,233)

The Company recorded losses from its investment in MSTI, accounted for under the equity method, of approximately $2,100 for the nine months ended September 30, 2016. The charge reflected the Company’s share of MSTI losses recorded in that period. While the Company has ongoing agreements with MSTI relating to the use of MSTI's software technology, the Company has no obligation to otherwise support the activities of MSTI.

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

On March 11, 2016, the Company entered into a restricted stock agreement with Mr. Jeff Cosman, CEO, (the “Cosman Restricted Stock Agreement”), pursuant to which 212,654 shares of the Company's common stock, subject to certain restrictions set forth in the Cosman Restricted Stock Agreement, were issued to Mr. Cosman pursuant to the Cosman Employment Agreement and the Plan.

The entire 212,654 shares fully cliff vests on January 1, 2017 if continuous employment and the Company reaches certain performance goals. As of September 30, 2016, the Company has recognized approximately $4,500,000 in compensation expense of a potential total expense of $6,592,000. The total expense of $6,592,265 is being expensed ratably from the original agreement date of March 11, 2016 to the end date of January 1, 2017.

 NOTE 13 – SUBSEQUENT EVENTS

Series B Securities Exchange Agreements

Effective October 13, 2016, the Company entered into those certain securities exchange agreements (the “Series B Exchange Agreements”) by and between the Company and each holder of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred”), (collectively, the “Series B Holders” and each, individually, a “Series B Holder”) to effect the exchange of all shares of Series B Preferred for shares of Common Stock. Pursuant to the Series B Exchange Agreements, the Company agreed to issue to the Series B Holders a total of 500,001 shares of Common Stock, with each Series B Holder being issued 166,667 shares of Common Stock, subject to and in accordance with the terms set forth in the Series B Exchange Agreements in consideration for the cancellation of all shares of Series B Preferred owned by the Series B Holders. Upon cancellation of the Series B Preferred pursuant to the Series B Exchange Agreements, there are no shares of Series B Preferred issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We intend for this discussion to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2016, included elsewhere in this report.

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

The following table reflects the total revenue of the Company for the nine months ending September 30, 2016, the year ended December 31, 2015, and the combined revenues for HTS Waste and Meridian Waste Services for the year ended December 31, 2014 (dollars in thousands):

	9 Months Ended September 30, 2016		Year-ended December 31, 2015		Year-ended December 31, 2014
		%		%		%
	$	Increase	$	increase	$	Increase
Revenue	24,000	78%	13,506	11%	12,202	8%

Our nine months ended September 30, 2016 revenue has grown significantly due to the acquisitions of Christian Disposal and Meridian Land Company. As our revenues continue to grow in this existing market, we plan to increase the rate of this growth by increasing our presence in the commercial and “roll-off” business. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 40 cubic yards) that are loaded on to and off of the collection vehicle. Management also expects continued growth through additional mergers and acquisitions. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016	September 30, 2015
Revenue	$8,389,326	$3,382,221
Gross profit	$2,423,766	$879,342
Operating expenses	$5,513,566	$2,272,039
Other expenses, net	$501,149	$37,367
Net loss	$3,753,949	$1,430,064
Basic net loss per share	$2.96	$2.22

Revenue

The Company’s revenue for the three months ended September 30, 2016 was $8,389,326, a 148% increase over the three months ended September 30, 2015 of $3,382,221. This increase is due to the continued growth of HTS Waste and the acquisitions of Christian Disposal and Eagle Ridge. Christian Disposal revenue for the three months ended September 30, 2016 was approximately $3,600,000 and Eagle Ridge revenue for the same period was approximately $1,000,000.

Gross Profit

Gross profit percentage for the three months ended September 30, 2016 is 29%. This is an increase of approximately 3% from the three months ended September 30, 2015. The increase is significant in that it shows management’s ability to improve efficiencies of operations. The Company is utilizing the synergies of its recent acquisitions, such as creating density in some of its routes, which creates cost savings. In addition, there was a decrease in landfill costs as the company began internalizing its waste.

Operating Expenses

Operating expenses were $5,513,566, or 66% of revenue, for the three months ended September 30, 2016 as compared to $2,272,039, or 67% of revenue, for the three months ended September 30, 2015. The high level of operating expenses in both periods is due to recurring costs of operations, including professional fees, compensation and general and administrative expenses, including insurance and rental expense and certain other incremental items relating to the acquisitions in December 2015, primarily including payments to third party professionals for accounting and valuation services. The increase in operating expenses from the three months ended September 30, 2016 as compared to the three months ended September 300, 2015, is primarily attributable to increased compensation and related expense and the acquisition of Christian Disposal and Eagle Ridge in December of 2015.

Other expenses

Other expense for the three months ended September 30, 2016, was $501,149, as compared to $37,367 for the three months ended September 30, 2015. The change is attributable to an approximate increase in interest expense of $770,000 and increase in unrealized gain on change in fair value of derivative liability of $386,000. The increase in the interest expense was due primarily to our increase in debt of approximately $30,000,000.

Net Loss

Net loss for three months ended September 30, 2016, was $3,753,949 or loss per share of $2.96, as compared to $1,430,064 or loss per share of $2.22, for the three months ended September 30, 2015.

Summary of Statements of Operations for the Nine Months Ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Revenue	$23,883,663	$9,733,330
Gross profit	$7,132,224	$2,567,595
Operating expenses	$19,544,172	$13,463,557
Other expenses, net	$1,751,101	$414,005
Net loss	$14,308,049	$11,309,967
Basic net loss per share	$11.91	$19.05

Revenue

The Company’s revenue for the nine months ended September 30, 2016 was $23,883,663, a 145% increase over the nine months ended September 30, 2015 of $9,733,330. This increase is due to the continued growth of HTS Waste and the acquisitions of Christian Disposal and Eagle Ridge. Christian Disposal revenue for the nine months ended September 30, 2016 was approximately $10,500,000 and Eagle Ridge revenue for the same period was approximately $2,800,000.

Gross Profit

Gross profit percentage for the nine months ended September 30, 2016 is 30%. This is an increase of approximately 4% from the nine months ended September 30, 2015. The increase is significant in that it shows management’s ability to improve efficiencies of operations. The Company is utilizing the synergies of its recent acquisitions, such as creating density in some of its routes, which creates cost savings. In addition, there was a decrease in landfill costs as the Company began internalizing its waste.

Operating Expenses

Operating expenses were $19,544,172, or 82% of revenue, for the nine months ended September 30, 2016, as compared to $13,463,557, or 138% of revenue, for the nine months ended September 30, 2015. The high level of operating expenses in both periods is due to recurring costs of operations, including professional fees, compensation and general and administrative expenses, including insurance and rental expense and certain other incremental items relating to the acquisitions in December 2015, primarily including payments to third party professionals for accounting and valuation services. The 56% decrease in operating expenses as a percent of revenue is primarily attributable to significant stock based compensation issued to certain employees and vendors during the three months ended June 30, 2015. For the nine months ended September 30, 2016 stock based compensation was 39% of total revenue, as compared to 78% for the nine months ended September 30, 2015.

Other expenses

Other expense for the nine months ended September 30, 2016, was $1,751,101, as compared to $414,005 for the nine months ended September 30, 2015. The change is attributable to an approximate increase in interest expense of $2,700,000 and increase in gain on contingent liability of $1,000,000. Lastly, there was an increase in unrealized gain on change in fair value of derivative liability of $500,000 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Net Loss

Net loss for nine months ended September 30, 2016, was $14,308,049 or loss per share of $11.91, as compared to $11,309,967 or loss per share of $19.05, for the nine months ended September 30, 2015.

Segment Information

The Company currently has one operating segment.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2016, compared to December 31, 2015:

	September 30, 2016	December 31, 2015	Increase/Decrease
Current Assets	$5,938,358	$4,917,587	$1,020,771
Current Liabilities	$10,721,519	$10,788,838	$67,319
Working capital (Deficit)	$(4,783,161)	$(5,871,251)	$(1,088,090)

The change in working capital (deficit) is due primarily to the following changes to current assets and current liabilities. The increase in short-term investments of approximately $2,000,000 offset by a decrease in cash of approximately $1,500,000. Accounts Receivable and other assets increased by approximately $500,000. Contingent liability decreased by $1,000,000 offset by an increase of approximately $900,000 in accounts payable and accrued expenses.

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

At September 30, 2016, we had a working capital deficit of $4,783,161, as compared to a working capital deficit of $5,871,251, at December 31, 2015, a decrease of $1,088,090. This lack of liquidity is mitigated by the Company’s ability to generate positive cash flow from operating activities. In the nine months ended September 30, 2016, cash generated from operating activities, was approximately $600,000. In addition, as of September 30, 2016, the Company had approximately $1,200,000 in cash and cash equivalents and $1,953,000 in short-term investments to cover its short term cash requirements. Further, the Company has approximately $12,850,000 of borrowing capacity on its multi-draw term loans and revolving commitments with Goldman, Sachs & Co. as discussed below.

The Company purchased approximately $5 million of equipment while increasing long term debt by approximately $2,400,000 during the nine months ended September 30, 2016. The increase in debt was due to the Company borrowing on its revolving commitments with Goldman Sachs as discussed below. Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

As of September 30, 2016 and at certain times thereafter, the Company was in violation of covenants within its credit agreement with Goldman, Sachs & Co. The lenders and agents and the Company and its affiliates entered into a waiver and amendment letter on November 11, 2016 whereby the covenant violations were waived and the Company is now in compliance. The Company is currently in compliance with all covenants, associated with the amended credit agreement. Shoud the Company have violations in the future that are not waived, it could materially effect the Company's operations and ability to fund future operations.

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

Goldman Sachs Credit Agreement

On December 22, 2015, in connection with the closing of acquisitions of Christian Disposal, LLC and certain assets of Eagle Ridge Landfill, LLC, the Company was extended certain credit facilities by Goldman, Sachs & Co., consisting of $40,000,000 aggregate principal amount of Tranche A Term Loans, $10,000,000 aggregate principal amount of Multi- Draw Term Loans and up to $5,000,000 aggregate principal amount of Revolving Commitments. During the three months ended March 31, 2016, the Company borrowed $2,150,000 in relation to the Revolving Commitments. At September 30, 2016, the Company had at total outstanding balance of $42,900,000 consisting of the Tranche A Term Loan and draw of the Revolving Commitments. The loans are collateralized by the assets of the Company. The debt has a maturity date of December 22, 2020 with interest paid monthly at an annual rate of 9%. In addition, there is a commitment fee paid monthly on the Mutli-Draw Term Loans and Revolving Commitments at an annual rate of 0.5%.

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

In addition, in connection with the credit agreement, the Company issued warrants to Goldman, Sachs & Co. for the purchase of shares of the Company’s common stock equivalent to a 6.5% Percentage Interest at a purchase price equal to $449,553, exercisable on or before December 22, 2023. The warrants grant the holder certain other rights, including registration rights, preemptive rights for certain capital raises, board observation rights and indemnification. See discussion of warrants below.

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

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements for the nine months ended September 30, 2016 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Meridian Land Company, LLC, Here to Serve Technology, LLC and Christian Disposal, LLC. The following two subsidiaries of the Company, Here To Serve Georgia Waste Division, LLC and Here to Serve Technology, LLC, a Georgia Limited Liability Company had no operations during the period.

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

Intangible Asset

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended September 30, 2016 and 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At the conclusion of the period ended September 30, 2016 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer whom is also acting as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our controls to ensure that the accounting department has adequate resources for public company external reporting was not adequate. Currently, the Company does not have an Audit Committee to oversee the financial reporting process. Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective during the period covered by this report, September 30, 2016, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

The Company's management is addressing these weaknesses. Recently the Company has added 3 independent Directors so that the Company will have an Audit Committee that meets regulatory requirements for independence and financial expert experience. The Company also started the process of retaining additional staff to assist its internal staff with compliance issues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July 20, 2016 through August 26, 2016, the Board issued an aggregate of 12,750 shares of Series C Preferred Stock pursuant to subscriptions by six accredited investors under a private placement offering of such shares at the price of $100 per share.
From July 20, 2016 through August 26, 2016, the Board issued an aggregate of 996 shares of restricted Common Stock to the Company’s placement agent and/or its designees, pursuant to subscriptions under a private placement offering of Series C Preferred Stock during such period.
On August 11, 2016, the Board issued 15,000 restricted shares of the Company’s common stock to an employee pursuant to an employment agreement.
Effective August 26, 2016, the Board issued an aggregate of 23,000 shares of Series C Preferred Stock to nine accredited investors in consideration of cancelation of an aggregate of 102,679 shares of Common Stock, pursuant to a Securities Exchange Agreement with each such investor.
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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective November 11, 2016, Meridian Waste Solutions, Inc. (“Holdings”), Here to Serve - Missouri Waste Division, LLC (“Missouri Waste”), Here to Serve - Georgia Waste Division, LLC (“Georgia Waste”), Brooklyn Cheesecake & Dessert Acquisition Corp. (“BCDA”), Meridian Land Company, LLC (“Meridian Land”), Christian Disposal, LLC (“Christian Disposal”), and FWCD, LLC (“FWCD” and together with Holdings, BCDA, Missouri Waste, Georgia Waste, Meridian Land, and Christian Disposal, the “Companies”), and certain subsidiaries of Holdings, the Lenders from time to time party thereto and Goldman Sachs Specialty Lending Group, L.P., as administrative agent for Lenders, Collateral Agent, and Lead Arranger executed and delivered that certain Fourth Amendment to Credit and Guaranty Agreement (the “Fourth Amendment”) to amend certain terms and conditions of that certain Credit and Guaranty Agreement, dated as of December 22, 2015, by and among the parties to the Amendment, as amended by that certain First Amendment, dated as of March 9, 2016, that certain Second Amendment, dated as of July 19, 2016 and that certain Waiver and Amendment Letter dated August 16, 2016 (the “Credit Agreement”). Pursuant to the Fourth Amendment, the Credit Agreement is amended by (i) replacing the definitions of “Availability”, “Consolidated Corporate Overhead” and “Leverage Ratio”; (ii) amending Section 2.13(c)(iv), Section 6.8(d) and Section 6.8(e); and (iii) inserting a limited waiver of specific requirements of the Companies, pursuant to Section 8.1(c) with respect the Company’s failure to meet requirements relating to the Leverage Ratio, the Consolidated Corporate Overhead and Consolidated Growth Capital Expenditures.

The above description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by the full text of the document itself, which is included as Exhibit 4.5 to this Quarterly Report on Form 10-Q and is incorporated by reference.

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

4.4	Waiver and Amendment Letter, dated as of August 16, 2016, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and Goldman Sachs Specialty Lending Group, L.P., as administrative agent for the Lenders, Collateral Agent, and Lead Arranger*

4.5	Fourth Amendment to Credit and Guaranty Agreement, dated as of November 11, 2016, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and certain subsidiaries of Holdings, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as administrative agent for the Lenders, Collateral Agent, and Lead Arranger*

10.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 29, 2016)

10.2	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2016)

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

MERIDIAN WASTE SOLUTIONS, INC.

Date: November 15, 2016	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)