Form 10-K
period 2016-12-31
Meridian Waste Solutions, Inc.
filed 2017-04-17
CIK 949721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

(678) 871-7457

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.025	The NASDAQ Capital Market
Warrant to purchase Common Stock (expiring January 30, 2022)	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging  growth company”  in  Rule  12b-2  of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act .  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2016, was $18,409,170. As of April 13, 2017, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 6,944,244.

Documents Incorporated By Reference: None.

MERIDIAN WASTE SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2016

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

Item 1. Business

As used in this Annual Report, “we,” “us,” “our,” “Meridian,” “Company” or “our Company” refers to Meridian Waste Solutions, Inc.

Our Company

We, through our operating subsidiaries, are an integrated provider of non-hazardous solid waste collection, transfer and disposal services. We currently have all of our operations in Missouri and Virginia but are looking to expand our presence across the Midwest, South and East regions of the United States.

History

Meridian Waste Solutions, Inc. (the “Company”) was incorporated in November 1993 in New York. Prior to October 17, 2014, the Company derived revenue by licensing its trademarks to a third party (the “Legacy Business”).

On October 17, 2014, the Company entered into that certain Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among Here to Serve Holding Corp., a Delaware corporation, as seller (“Here to Serve”), the Company, as parent, Brooklyn Cheesecake & Dessert Acquisition Corp., a wholly-owned subsidiary of the Company, as buyer (the “Acquisition Corp.”), the Chief Executive Officer of the Company (the “Company Executive”), the majority shareholder of the Company (the “Company Majority Shareholder”) and certain shareholders of Here to Serve (the “Here to Serve Shareholders”), pursuant to which the Acquisition Corp acquired from Here to Serve all of Here to Serve’s right, title and interest in and to (i) 100% of the membership interests of Here to Serve – Missouri Waste Division, LLC d/b/a Meridian Waste, a Missouri limited liability company (“HTS Waste”); (ii) 100% of the membership interests of Here to Serve Technology, LLC, a Georgia limited liability company (“HTS Tech”); and (iii) 100% of the membership interests of Here to Serve Georgia Waste Division, LLC, a Georgia limited liability company (“HTS Waste Georgia”, and together with HTS Waste and HTS Tech, collectively, the “Membership Interests”). As consideration for the Membership Interests, on October 31, 2014 (the “Closing Date”) (i) the Company issued to Here to Serve 452,707 shares of the Company’s common stock (the “HTS Common Stock”); (ii) the Company issued to the holder of Class A Preferred Stock of Here to Serve (“Here to Serve’s Class A Preferred Stock”) 51 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”); (iii) the Company issued to the holder of Class B Preferred Stock of Here to Serve (“Here to Serve’s Class B Preferred Stock”) an aggregate of 71,120 shares of the Company’s Series B Preferred Stock (the “Series B Preferred Stock,” together with the HTS Common Stock and the Series A Preferred Stock, the “Purchase Price Shares”); and (iv) the Company assumed certain liabilities.

As further consideration, on the Closing Date of the transaction contemplated under the Purchase Agreement, (i) in satisfaction of all accounts payable and shareholder loans, Here to Serve paid to the Company Majority Shareholder $70,000 and (ii) Here to Serve purchased from the Company Majority Shareholder 11,500 shares of the Company’s common stock for a purchase price of $230,000. Pursuant to the Purchase Agreement, to the extent Purchase Price Shares are issued to individual shareholders of Here to Serve at or upon closing of the Purchase Agreement: (i) shares of common stock of Here to Serve held by the individuals listed on Schedule 2.2 of the Purchase Agreement valued at $2,564,374.95 were cancelled in accordance with such Schedule 2.2; (ii) 50,000 shares of Here to Serve’s Class A Preferred Stock valued at $1,000 were cancelled; and (iii) 71,120 shares of Here to Serve’s Class B Preferred Stock valued at $7,121,000 were cancelled.

The closing of the Purchase Agreement resulted in a change of control of the Company and the Legacy Business was spun out to a shareholder in connection with the same.

On March 27, 2015, the Company filed a Certificate of Amendment of the Certificate of Incorporation to change the name of the Company from Brooklyn Cheesecake & Desserts Company, Inc. to Meridian Waste Solutions, Inc. (the “Name Change”). On April 15, 2015, the Company received approval from FINRA for the Name Change and to change its stock symbol from BCKE to MRDN.

Corporate Structure

Missouri Waste Operations

Here to Serve – Missouri Waste Division, LLC d/b/a Meridian Waste

Here to Serve – Missouri Waste Division, LLC (“HTS Waste”) is a non-hazardous solid waste management company providing collection services for approximately 45,000 commercial, industrial and residential customers in Missouri. We own one collection operation based out of Bridgeton, Missouri. Approximately 100% of HTS Waste’s 2016 and 2015 revenue was from collection, utilizing over 60 collection vehicles.

HTS Waste began non-hazardous waste collection operations in May 2014 upon the acquisition of nearly all of the assets from Meridian Waste Services, LLC that in turn became the core of our operations. From our formation through today, we have begun to create the infrastructure needed to expand our operations through acquisitions and market development opportunities.

Christian Disposal, LLC; FWCD

Effective December 22, 2015, the Company consummated the closing of the Amended and Restated Membership Interest Purchase Agreement, dated October 16, 2015, by and among the Company, Timothy M. Drury, Christian Disposal LLC (“Christian Disposal”), FWCD, LLC (“FWCD”), Missouri Waste and Georgia Waste, as amended by that certain First Amendment thereto, dated December 4, 2015, pursuant to which Christian Disposal became a wholly-owned subsidiary of the Company in exchange for: (i) Thirteen Million Dollars ($13,000,000), subject to working capital adjustment, (ii) 87,500 shares of the Company’s Common Stock, (iii) a Convertible Promissory Note in the amount of One Million Two Hundred Fifty Thousand Dollars ($1,250,000), bearing interest at 8% per annum and (iv) an additional purchase price of Two Million Dollars ($2,000,000), due upon completion of an extension under a certain contract to which Christian Disposal is party (the “Additional Purchase Price”), each payable to the former stockholders of Christian Disposal. The Additional Purchase Price will not become due, because an extension was not, and will not be, granted in connection with the relevant contract.

Christian Disposal, along with its subsidiary, FWCD, is a non-hazardous solid waste management company providing collection and transfer services for approximately 35,000 commercial, industrial and residential customers in Missouri. Christian Disposal’s collection operation is based out of Winfield, Missouri. Along with operations in Winfield, Christian Disposal operates two transfer stations, in O’Fallon, Missouri and St. Peters, Missouri, and owns one transfer station, in Winfield, Missouri. Almost all of Christian Disposal and FWCD’s 2015 revenue and revenue in 2016 was from collection and transfer, utilizing over 35 collection vehicles.

Christian Disposal began non-hazardous waste collection operations in 1978. Our acquisition of Christian Disposal is a key element of our strategy to create the vertically integrated infrastructure needed to expand our operations.

Meridian Land Company, LLC (Assets of Eagle Ridge Landfill & Hauling)

Effective December 22, 2015, Meridian Land Company, LLC (“Meridian Land Company”), a wholly-owned subsidiary of the Company, consummated the closing of that certain Asset Purchase Agreement, dated November 13, 2015, by and between Meridian Land Company and Eagle Ridge Landfill, LLC (“Eagle”), as amended by that certain Amendment to Asset Purchase Agreement, dated December 18, 2015, to which the Company and WCA Waste Corporation are also party, pursuant to which the Company, through Meridian Land Company, purchased from Eagle a landfill in Pike County, Missouri (the “Eagle Ridge Landfill”) and substantially all of the assets used by Eagle related to the Eagle Ridge Landfill, including certain debts, in exchange for $9,506,500 in cash, subject to a working capital adjustment.

The Eagle Ridge Landfill is currently permitted to accept municipal solid waste. The Eagle Ridge Landfill is located in Bowling Green, Missouri. Meridian Land Company currently owns 265 acres at Eagle Ridge with 56.7 acres permitted and constructed to receive waste.

In addition to the Eagle Ridge Landfill, the Company operates, through Meridian Land Company, hauling operations in Bowling Green, Missouri, servicing commercial, residential and roll off customers in this market. The Company will be looking to expand its footprint in the market through an aggressive sales and marketing strategy, as well as through additional acquisitions.

Virginia Waste Operations

The CFS Group, LLC; The CFS Disposal & Recycling Services, LLC; RWG5, LLC

On February 15, 2017, the Company consummated the closing of the Membership Interest Purchase Agreement (the “Virginia Purchase Agreement”) by and between the Company and Waste Services Industries, LLC ("Seller"), pursuant to which the Company purchased from Seller 100% of the membership interests of The CFS Group, LLC (“CFS”), The CFS Disposal & Recycling Services, LLC (“CFS Disposal”), RWG5, LLC (“RWG5” and, together with CFS and CFS Disposal, the “CFS Companies”), in exchange for the following: (i) $40,000,000 in cash and assumption of certain capital leases, subject to a working capital adjustment in accordance with Section 2.6 of the Virginia Purchase Agreement and (ii) 500,000 shares of the Company’s common stock.

Collectively, the CFS Companies are non-hazardous solid waste management companies providing collection and transfer services for more than 30,000 commercial, industrial and residential customers in Virginia, with its main facility in Petersburg, Virginia and satellite facilities in Lunenberg, Virginia and Prince George, Virginia. Along with the collection operation in Petersburg, the CFS Companies operate a transfer station, in Lunenberg, and two owned landfills, in Petersburg and Lunenberg. Approximately 81% of the CFS Companies’ 2015 revenue was from collection and transfer, utilizing over 60 collection vehicles.

Our acquisition of the CFS Companies is a key element of our strategy to create the vertically integrated infrastructure needed to expand our operations.

Customers

For the year ended December 31, 2016, the Company had one contract that accounted for approximately 11% of the Company's revenue. This one contract currently runs through March 2019. During the year ended December 31, 2015, the Company had two contracts that accounted for approximately 44% of the Company’s revenues, with one of such contracts accounting for approximately 26% and the other such contract accounting for approximately 18% of the Company’s revenues.

Collection Services

Meridian, through its subsidiaries, provides solid waste collection services to approximately 65,000 industrial, commercial and residential customers in the Metropolitan St. Louis, Missouri area, and, recently, approximately 33,000 in Virginia. In 2015, our collection revenue consisted of approximately 17% from services provided to industrial customers, 13% from services provided to commercial customers and 70% from services provided to residential customers.

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

Residential solid waste collection services often are performed under contracts with municipalities, which we generally secure by competitive bid and which give us exclusive rights to service all or a portion of the homes in these municipalities. These contracts usually range in duration from one to five years with possible renewal options. Generally, the renewal options are automatic upon the mutual agreement of the municipality and the provider; however, some agreements provide for mandatory re-bidding. Alternatively, residential solid waste collection services may be performed on a subscription basis, in which individual households or homeowners’ or similar associations contract directly with us. In either case, the fees received for residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal.

Additionally, we rent waste containers and provide collection services to construction, demolition, and industrial sites and some larger commercial locations. We load the containers onto our vehicles and transport them with the waste to a landfill, a transfer station, or a recycling facility for disposal. We refer to this as “roll-off” collection. Roll-off collection services are generally performed on a contractual basis. Contract terms tend to be shorter in length, in some cases having terms of only six months, and may vary according to the customers’ underlying projects.

Transfer and Disposal Services

Landfills are the main depository for solid waste in the United States. Solid waste landfills are built, operated, and tied to a state permit under stringent federal, state and local regulations. Currently, solid waste landfills in the United States must be designed, permitted, operated, closed and maintained after closure in compliance with federal, state and local regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended. We do not operate any hazardous waste landfills, which may be subject to even greater regulations. Operating a solid waste landfill includes excavating, constructing liners, continually spreading and compacting waste and covering waste with earth or other inert material as required, final capping, closure and post-closure monitoring. The objectives of these operations are to maintain sanitary conditions, to ensure the best possible use of the airspace and to prepare the site so that it can ultimately be used for other end use purposes.

Access to a disposal facility is a necessity for all solid waste management companies. While access to disposal facilities owned or operated by third parties can be obtained, we believe that it is preferable to internalize the waste streams when possible. Meridian is targeting further geographic, as well as operational expansion, by focusing on markets with transfer stations and landfills available for acquisition.

Our transfer stations allow us to consolidate waste for subsequent transfer in larger loads, thereby making disposal in our otherwise remote landfills economically feasible. A transfer station is a facility located near residential and commercial collection routes where collection trucks take the solid waste that has been collected. The waste is unloaded from the collection trucks and reloaded onto larger transfer trucks for transportation to a landfill for final disposal. As an alternative to operating a transfer station directly, we could negotiate the use of a transfer station owned by a private party or operated by a competitor, which may not be as profitable as operating our own transfer station. In addition to increasing our ability to internalize the waste that our collection operations collect, using transfer stations reduces the costs associated with transporting waste to final disposal sites because the trucks we use for transfer have a larger capacity than collection trucks, thus allowing more waste to be transported to the disposal facility on each trip.

Our Operating Strengths

Experienced Leadership

We have a proven and experienced senior management team. Our Chairman and Chief Executive Officer, Jeffrey S. Cosman, and President and Chief Operating Officer, Walter H. Hall, Jr., combine over 35 years of experience in the solid waste industry, including significant experience in local and regional operations, local and regional accounting, mergers & acquisitions, integration and the development of disposal capacity. Members of our team have held senior positions at Republic Services, Advanced Disposal, Southland Waste Services and Browning Ferris Industries.  Our team has a proven track record with development and implementation of strategic marketplace plans, sales, safety, acquisitions, and coordination of assets and personnel. While our senior leadership team creates and drives our overall growth strategy, we rely on a decentralized management structure which does not interfere with local management and may afford us the opportunity to capitalize on growth and cost reduction at the local level.

Vertically Integrated Operations

The vertical integration of our operations allows us to manage the waste stream from the point of collection through disposal, which we hope will enable us to maximize profit by controlling costs and gaining competitive advantages, while still providing high-quality service to our customers. In the St. Louis market, because we have integrated our network of collection, transfer and disposal assets, primarily using our own resources, we generate a steady, predictable stream of waste volume and capture an incremental disposal margin. We charge tipping fees to third-party collection service providers for the use of our transfer stations or landfills, providing a source of recurring revenue. We believe the internalization of waste provides us with a significant cost advantage over our competitors, positioning us well to win additional profitable business through new customer acquisition and municipal contract awards. We also believe this vertically integrated structure enables us to quickly and efficiently integrate future acquisitions of transfer stations, collection operations or landfills into our current operations.

Landfill Assets

We now have three active and strategically located landfills at the core of our integrated operations which we believe provides us a significant competitive advantage, in that we do not need to use our competitors’ landfills. Our landfills have substantial remaining airspace.

The value of our landfills may be further enhanced by synergies associated with our vertically integrated operations, including our transfer stations, which enable us to cover a greater geographic area surrounding the landfills, and provide competitive advantages in that we would not need to use our competitors’ landfills. In our experience there has generally been a shift towards fewer, larger landfills, which has resulted in landfills that are generally located farther from population centers, with waste being transported longer distances between collection and disposal, typically after consolidation at a transfer station. With landfills, transfer stations and collection services in place, we aim to provide vertically integrated operations that cover the substantial geographic area surrounding the landfill.

Acquisition Integration and Municipal Contracts

Our business model contemplates our ability to execute and integrate value-enhancing, tuck-in acquisitions and win new municipal contracts as a core component of our growth.

As a management team, we have experience executing large-scale transactions by direct association with our historical success at Republic Services, Advanced Disposal and Browning Ferris Industries.  In addition to significantly expanding our scale of operations, the acquisitions of Christian Disposal and Eagle Ridge Landfill enhanced our geographic footprint by providing us with complementary operations in the state of Missouri. This has helped us realize cost efficiencies through improved internalization by virtue of increased route concentration and more efficient utilization of our assets.

Finally, our management team has demonstrated success in municipal contract bidding, as we currently serve approximately 30 municipalities and townships via contracts, historical arrangements or subscriptions with residents.

Long-Term Contracts

In Missouri, we serve approximately 65,000 residential, commercial, and construction and industrial customers, with no single customer representing more than 11% of revenue in 2016. Our municipal customer relationships are generally supported by contracts ranging from three to seven years in initial duration most with subsequent renewal periods, and we have a historical renewal rate of 100% with such customers. Our standard service agreement is a five-year renewable agreement. We believe our customer relationships, long-term contracts and exceptional retention rate provide us with a high degree of stability as we continue to grow.

Customer Service

We maintain a central focus on customer service and we pride ourselves on trying to consistently exceed our customers’ expectations. We believe investing in our customers’ satisfaction will ultimately maximize customer loyalty price stability.

Commitment to Safety

The safety of our employees and customers is extremely important to us and we have a strong track record of safety and environmental compliance. We constantly review and assess our policies, practices and procedures in order to create a safer work environment for our employees and to reduce the frequency of workplace injuries.

Our Growth Strategy

Growth of Existing Markets

We believe that as the residential population and number of businesses grow in our existing market, we will see waste volumes increase organically. We seek to remain active and alert with respect to the changing landscapes in the communities in which we already provide service in order obtain long-term contracts for collecting solid waste for residential collection, collection from municipalities, as well as collection from small and large commercial and industrial contracts. Obtaining long-term contracts may enable us to grow our revenue base at the same rate as the underlying economic growth in these markets. Furthermore, securing long-term contracts provides a significant barrier to entry from competitors in these markets.

Expanding into New Markets

Our operating model focuses on vertically integrated operations. We continue to pursue a growth strategy that includes acquiring solid waste companies that complement our existing business. Our goal is to create market-specific, vertically integrated operations consisting of one or more collection operations, transfer stations and landfills.

We plan to start new market development projects in certain disposal-neutral markets in which we will provide services under exclusive arrangements with municipal customers, which facilitates highly-efficient and profitable collection operations and lower capital requirements. We believe this strategic focus positions us to maintain significant share within our target markets, maximize customer retention and benefit from a higher and more stable pricing environment.

Acquisition and Integration

Our revenue model is based on organic growth of operations, the acquisition of established operations in new markets, as well as being able to execute value-adding, tuck-in acquisitions. We hope to direct acquisition efforts towards those markets in which we would be able to provide vertically integrated collection and disposal services and/or provide waste collection services, pursuant to contracts that grant exclusivity. Prior to acquisition, we analyze each prospective target for cost savings through the elimination of inefficiencies and excesses that are typically associated with private companies competing in fragmented industries. We aim to realize synergies from consolidating businesses into our existing operations, which we hope will allow us to reduce capital and expense requirements associated with truck routing, personnel, fleet maintenance, inventories and back-office administration.

Pursue Additional Exclusive Municipal Contracts

We intend to devote significant resources to securing additional municipal contracts. Our management team is well versed in bidding for municipal contracts with over 35 years of experience and working knowledge in the solid waste industry and local service areas in existing and target markets. We hope to procure and negotiate additional exclusive municipal contracts, allowing us to maintain stable recurring revenue but also providing a significant barrier to entry to our competitors in those markets.

Invest in Strategic Infrastructure

We will continue to invest in our infrastructure to support growth and increase our margins. Given the long remaining life of our existing landfill, we will invest resources toward its development and enhancement in order to increase our disposal capacity. Similarly, we will continue to evaluate opportunities to maximize the efficiency of our collection operations.

Waste Industry Overview

The non-hazardous solid waste industry can be divided into the following three categories: collection, transfer and disposal services. In our management’s experience, companies engaging in collection and/or transfer operations of solid waste typically have lower margins than those additionally performing disposal service operations. By vertically integrating collection, transfer and disposal operations, operators seek to capture significant waste volumes and improve operating margins.

During the past four decades, our industry has experienced periods of substantial consolidation activity; however, we believe significant fragmentation remains. We believe that there are two primary factors that lead to consolidation:

●	stringent industry regulations have caused operating and capital costs to rise, with many local industry participants finding these costs difficult to bear and deciding to either close their operations or sell them to larger operators; and

●	larger operators are increasingly pursuing economies of scale by vertically integrating their operations or by utilizing their facility, asset and management infrastructure over larger volumes and, accordingly, larger solid waste collection and disposal companies aim to become more cost-effective and competitive by controlling a larger waste stream and by gaining access to significant financial resources to make acquisitions.

Competition

The solid waste collection and disposal industry is highly competitive and, following consolidation, remains fragmented, and requires substantial labor and capital resources. The industry presently includes large, publicly-held, national waste companies such as Republic Services, Inc, Waste Connections, Inc., Advanced Disposal, Inc. and Waste Management, Inc., as well as numerous other public and privately-held waste companies. Our existing market and certain of the markets in which we will likely compete are served by one or more of these companies, as well as by numerous privately-held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operations may have financial advantages over us because of potential access to user fees and similar charges, tax revenues and tax-exempt financing.

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

Our management has observed significant consolidation in the solid waste collection and disposal industry, and, as a result of this perceived consolidation, we encounter competition in our efforts to acquire landfills, transfer stations and collection operations. Competition exists not only for collection, transfer and disposal volume but also for acquisition candidates. We generally compete for acquisition candidates with large, publicly-held waste management companies, private equity backed firms as well as numerous privately-held regional and local solid waste companies of varying sizes and resources. Competition in the disposal industry may also be affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills. Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.

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

The permit for our landfill requires us to post a closure bond, which currently stands at approximately $7.4 million, with premiums in the approximate amount of $250,000.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or “CERCLA.” CERCLA, which is also known as Superfund, addresses problems created by the release or threatened release of hazardous substances (as defined in CERCLA) into the environment. CERCLA’s primary mechanism for achieving remediation of such problems is to impose strict joint and several liability for cleanup of disposal sites on current owners and operators of the site, former site owners and operators at the time of disposal and parties who arranged for disposal at the facility (i.e., generators of the waste and transporters who select the disposal site). The costs of a CERCLA cleanup can be substantial. In addition to ordering remediation work to be undertaken, federal or state agencies can perform remediation work themselves and seek reimbursement of their costs from potentially liable parties, and may record liens to enforce their cost recovery claims. Beyond cleanup costs, federal and state agencies may also assert claims for damages to natural resources, like groundwater aquifers, surface water bodies and ecosystems. Liability under CERCLA is not dependent on the existence or intentional disposal of “hazardous wastes” (as defined under RCRA), but can also be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of any one of the more than 700 “hazardous substances” listed by the EPA, even in minute amounts.

The Federal Water Pollution Control Act of 1972, as amended, or the Clean Water Act. This act establishes rules regulating the discharge of pollutants into streams and other waters of the United States (as defined in the Clean Water Act) from a variety of sources, including solid waste disposal sites. If wastewater or stormwater from our transfer stations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional rules under the Clean Water Act, which establish standards for management of storm water runoff from landfills and which require landfills that receive, or in the past received, industrial waste to obtain storm water discharge permits. In addition, if a landfill or transfer station discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, if development of a landfill may alter or affect “wetlands,” the owner may have to obtain a permit and undertake certain mitigation measures before development may begin. This requirement is likely to affect the construction or expansion of many solid waste disposal sites.

The Clean Air Act of 1970, as amended, or the Clean Air Act. The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to solid waste landfills and vehicles with heavy duty engines, such as waste collection vehicles. Additionally, in March 1996, the EPA adopted New Source Performance Standards and Emission Guidelines (the “Emission Guidelines”) for municipal solid waste landfills to control emissions of landfill gases. These regulations impose limits on air emissions from solid waste landfills. The Emission Guidelines impose two sets of emissions standards, one of which is applicable to all solid waste landfills for which construction, reconstruction or modification was commenced before May 30, 1991. The other applies to all municipal solid waste landfills for which construction, reconstruction or modification was commenced on or after May 30, 1991. These guidelines, combined with the new permitting programs established under the Clean Air Act, could subject solid waste landfills to significant permitting requirements and, in some instances, require installation of gas recovery systems to reduce emissions to allowable limits. The EPA also regulates the emission of hazardous air pollutants from municipal landfills and has promulgated regulations that require measures to monitor and reduce such emissions.

Climate Change. A variety of regulatory developments, proposals or requirements have been introduced that are focused on restricting the emission of carbon dioxide, methane and other gases known as greenhouse gases. Congress has considered legislation directed at reducing greenhouse gas emissions. There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources. In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an “air pollutant” under the federal Clean Air Act and, thus, subject to future regulation. In a move toward regulating greenhouse gases, on December 15, 2009, the EPA published its findings that emission of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because greenhouse gases are, according to EPA, contributing to climate change. On October 30, 2009, the EPA published the greenhouse gas reporting final rule, effective December 29, 2009, which establishes a new comprehensive scheme requiring certain specified industries as well as operators of stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually. Municipal solid waste landfills are subject to the rule. In 2009, the EPA also proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles. According to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources that exceed potential-to-emit (PTE) thresholds for regulated pollutants. As a result, the EPA has proposed to tailor these programs such that only large stationary sources, such as electric generating units, cement production facilities, and petroleum refineries will be required to have air permits that authorize greenhouse gas emissions.

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

There has been an increasing trend at the state and local level to mandate and encourage waste reduction and recycling and to prohibit or restrict the disposal in landfills of certain types of solid wastes, such as construction and demolition debris, yard wastes, food waste, beverage containers, unshredded tires, lead-acid batteries, paper, cardboard and household appliances.

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

Properties

Our principal executive office is located at 12540 Broadwell Road, Suite 2104, Milton, Georgia and is an approximately 3,500 sq. ft. office space rented at a rate of approximately $3,000 per month. We also lease approximately 8,500 sq. ft. of office space rented at a rate of $23,000 per month in Bridgeton, Missouri and approximately 84,000 sq. ft. of office and warehouse space rented at a rate of approximately $50,000 per month in Petersburg, Virginia. Additional space may be required as we expand our business activities, but we do not foresee any significant difficulties in obtaining additional office facilities if deemed necessary.

Our principal property is comprised of land, three landfills, buildings, and equipment owned and/or leased in Missouri and Virginia.  These properties are sufficient to meet the Company’s current operational needs; however, the Company is exploring the potential acquisition and/or leasing of additional properties pursuant to its growth strategies.

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

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

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

THE COMPANY’S FAILURE TO COMPLY WITH THE RESTRICTIVE COVENANTS AND OTHER OBLIGATIONS UNDER THE CREDIT AGREEMENT MAY RESULT IN THE FORECLOSURE OF THE COMPANY’S OR ITS SUBSIDIARIES’ PLEDGED ASSETS AND OTHER ADVERSE CONSEQUENCES.

Pursuant to the current Credit Agreement, the Lenders have agreed to extend certain credit facilities to the Company, in an aggregate amount not to exceed $89,100,000, consisting of $65,500,000 aggregate principal amount of Tranche A Term Loans (the “Tranche A Term Loans”), $8,600,000 aggregate principal amount of Tranche B Term Loans (the “Tranche B Term Loans”), $10,000,000 aggregate principal amount of MultiDraw Term Loans (the “MDTL Term Loans”), and up to $5,000,000 aggregate principal amount of Revolving Loans (the “Revolving Loans ” and, together with the Tranche A Term Loans, Tranche B Term Loans and the MDTL Term Loans, the “Loans”). As of December 31, 2016, we had an outstanding principal balance of $43,195,000 under the Loans as in effect at such time, which is secured by a first position security interest in substantially all of the Company’s assets in favor of Goldman Sachs Specialty Group, LP (“GS”), as collateral agent, for the benefit of the lenders and other secured parties. The Credit Agreement requires us to comply with a number of covenants, including restrictive covenants that limit our ability to, among other things: incur additional indebtedness; create or permit liens on assets; make investments; and pay dividends. A breach of any of these covenants or our inability to comply with the required financial ratios set forth in the Credit Agreement and related documents or the occurrence of certain other specified events could result in an event of default under the Credit Agreement (an “Event of Default”). Events of Default under the Credit Agreement also include, without limitation, the Company’s failure to make payments when due, defaults under other agreements, bankruptcy, changes of control and termination of a material contract. Due to our recent failures to comply with the leverage ratio and certain other covenants required under the Prior Credit Agreement, we entered into several amendments thereto. Any future Event(s) of Default under the Credit Agreement, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse consequences.

IF THE COMPANY IS NOT ABLE TO MAINTAIN CERTAIN LEVERAGE RATIOS SET FORTH IN THE CREDIT AGREEMENT, WE ME BE UNABLE TO DRAW DOWN ADDITIONAL FUNDS PURSUANT TO THE CREDIT AGREEMENT, AND AS A RESULT, WE MAY NEED TO SEEK OTHER SOURCES OF CAPITAL, WHICH COULD BE ON LESS FAVORABLE TERMS.

As a result of the Company’s failure historically to comply with the leverage ratio under the Prior Credit Agreement, the Company was able to draw down additional funds under the Prior Credit Agreement solely as the result of the execution of the Fourth Amendment. Although the Credit Agreement currently provides for increased leverage ratios, in the future, the Company may not be able to draw down additional funds pursuant to the Credit Agreement until such time as either such leverage ratio complies with the requirements of the Credit Agreement and the Company can show that it reasonably expects to be in pro forma compliance with such ratios or the requisite lenders under the Credit Agreement waive such requirement or otherwise consent to advance additional funds (the Lenders under our Credit Agreement having no requirement to grant such a consent or waiver and there can be no assurance that any such consent or waiver would be forthcoming). Due to certain unanticipated delays in integration of landfill operations, including due to flooding in the St. Louis area in December 2015, the Company had historically not been able to maintain the leverage ratios set forth in the Prior Credit Agreement. The Company’s ability to maintain leverage ratios under the Credit Agreement may be beyond the Company’s control. If the Company is unable to draw down additional funds pursuant to the Credit Agreement, it may be required to seek other sources of capital, and such capital may only be available on terms that are substantially less favorable than the terms of the Credit Agreement.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR REVENUE.

At this time, the Company has a municipal contract that accounts for 11% of our long term contracted revenues for the fiscal year ended December 31, 2016. Because we depend on this customer for a large portion of our revenue, a loss of this customer could materially adversely affect our business and financial condition. If this customer were to cease using our services, our business could be materially adversely affected.

GOVERNMENTAL AUTHORITIES MAY ENACT CLIMATE CHANGE REGULATIONS THAT COULD INCREASE OUR COSTS TO OPERATE.

Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on the emissions of greenhouse gases and their potential role in climate change. Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions and President Obama had indicated his support of legislation aimed at reducing greenhouse gases. EPA has proposed rules to regulate greenhouse gases, regional initiatives have formed to control greenhouse gases and certain of the states in which we operate are contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations, in particular the regulation of emissions of greenhouse gases. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect our collection operations. Changing environmental regulations could require us to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

OUR OPERATIONS ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS, AS WELL AS CONTRACTUAL OBLIGATIONS THAT MAY RESULT IN SIGNIFICANT LIABILITIES.

We risk incurring significant environmental liabilities in connection with our use, treatment, storage, transfer and disposal of waste materials. Under applicable environmental laws and regulations, we could be liable if our operations are found to cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. This risk is of particular concern as we execute our growth strategy, partially though acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Additionally, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and, under applicable law, we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

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

CHANGES IN INTEREST RATES WOULD AFFECT OUR PROFITABILITY.

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

INCREASES IN THE COSTS OF DISPOSAL MAY REDUCE OUR OPERATING MARGINS.

In 2016, we disposed of approximately 70% of the waste that we collect in landfills operated by others, and that rate may not decrease significantly in the future. We may incur increases in disposal fees paid to third parties. Failure to pass these costs on to our customers may reduce our operating margins. In December 2015, the Company purchased Eagle Ridge Landfill, LLC and, in February 2017, the Company purchased two landfills located in Virginia, as part of the Company’s strategy to internalize a majority of its volume. As of  July 2016, the Company has begun to move its volume away from third party landfills. Going forward, the Company may not internalize its volume in its own landfills to the extent desired, which may limit the expected savings it anticipated from the acquisition of Eagle Ridge Landfill, LLC and the CFS Group.

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

We are party to contracts with municipalities and other associations and agencies. Many of these contracts are or will be subject to competitive bidding. We may not be the successful bidder, or we may have to substantially lower prices in order to be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term. If we are not able to replace revenue from contracts lost through competitive bidding or early termination or from lowering prices or from the renegotiation of existing contracts with other revenue within a reasonable time period, our revenue could decline.

Municipalities may annex unincorporated areas within counties where we provide collection services, and as a result, our customers in annexed areas may be required to obtain service from competitors who have been franchised or contracted by the annexing municipalities to provide those services. Some of the local jurisdictions in which we currently operate grant exclusive franchises to collection and disposal companies, others may do so in the future, and we may enter markets where franchises are granted by certain municipalities. Unless we are awarded a franchise by these municipalities, we will lose customers, which will cause our revenue to decline.

We are currently pursuing through a bidding process the renewal of an agreement to which we are currently party, for the operation of a transfer station, scheduled to expire in the fourth quarter of 2016. If we are not awarded renewal of this agreement, we will be forced to utilize other transfer stations which would cause our revenue to decline.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer, Mr. Jeffrey S. Cosman. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. We have an employment agreement with Mr. Cosman. We maintain a key person life insurance policy on Mr. Cosman. The loss of one or more of our key employees or groups could seriously harm our business.

WE HAVE IDENTIFIED A MATERIAL WEAKNESS IN OUR INTERNAL CONTROLS, WHICH COULD CAUSE STOCKHOLDERS AND PROSPECTIVE INVESTORS TO LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL REPORTING.

Currently, the Company has an Audit Committee to oversee the financial reporting process; however, for much of the year ended December 31, 2016, the Company did not have an Audit Committee. Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective during the period covered by this report, December 31, 2016, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

To address these weaknesses, the Company's management has added independent Directors so that the Company will have an Audit Committee that meets regulatory requirements for independence and financial expert experience. The Company also started the process of retaining additional staff to assist its internal staff with compliance issues.

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

We cannot give any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities will result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

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

THE OWNERSHIP BY OUR CHIEF EXECUTIVE OFFICER OF SERIES A PREFERRED STOCK WILL LIKELY LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

Mr. Jeffrey S. Cosman, our chief executive officer, is the beneficial owner of 100% of the outstanding shares of the Company’s Series A Preferred Stock. As a result, our chief executive officer would have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. In addition, Mr. Cosman beneficially owns approximately 18% of our issued and outstanding common stock. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

ALTHOUGH OUR SHARES AND WARRANTS HAVE BEEN APPROVED FOR LISTING ON THE NASDAQ CAPITAL MARKET, OUR SHARES MAY BE SUBJECT TO POTENTIAL DELISTING IF WE DO NOT MEET OR CONTINUE TO MAINTAIN THE LISTING REQUIREMENTS OF THE NASDAQ CAPITAL MARKET.

Our shares and warrants have been approved for listing on The Nasdaq Capital Market  (“Nasdaq”); however Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or delisting from Nasdaq, would make it more difficult for shareholders to dispose of our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

Our stock price could fall and we could be delisted from NASDAQ in which case because they may be considered penny stocks and thus be subject to the penny stock rules, WHICH COULD RESULT IN U.S. broker-dealers BECOMING discouraged from effecting transactions in shares of our common stock.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our securities have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks.”

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

THERE MAY BE RESTRICTIONS ON YOUR ABILITY TO RESELL SHARES OF COMMON STOCK UNDER RULE 144.

Currently, Rule 144 under the Securities Act permits the public resale of securities under certain conditions after a six or twelve month holding period by the seller, including requirements with respect to the manner of sale, sales volume restrictions, filing requirements and a requirement that certain information about the issuer is publicly available. At the time that stockholders intend to resell their shares under Rule 144, there can be no assurances that we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or, if so, current in our reporting requirements under the Exchange Act, in order for stockholders to be eligible to rely on Rule 144 at such time.

In addition to the foregoing requirements of Rule 144 under the Federal securities laws, the various state securities laws may impose further restrictions on the ability of a holder to sell or transfer the shares of common stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 80,000,000 shares of capital stock, which includes 4,861,468 shares of blank check preferred stock, par value $0.001, for which the designations, rights and preferences may be established by the Board.

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

POSSIBLE ADVERSE EFFECT OF ISSUANCE OF PREFERRED STOCK

Our Restated Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock, of which 4,861,468 shares are available for issuance, with designations, rights and preferences as determined from time to time by the Board of Directors. As a result of the foregoing, the Board of Directors can issue, without further shareholder approval, Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock could, under certain circumstances, discourage, delay or prevent a change in control of the Company.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 12540 Broadwell Road, Suite 2104, Milton, Georgia and is an approximately 3,500 sq. ft. office space rented at a rate of approximately $3,000 per month. We also lease approximately 8,500 sq. ft. of office space rented at a rate of $23,000 per month in Bridgeton, Missouri and approximately 84,000 sq. ft. of office and warehouse space rented at a rate of approximately $50,000 per month in Petersburg, Virginia. Additional space may be required as we expand our business activities, but we do not foresee any significant difficulties in obtaining additional office facilities if deemed necessary.

Our principal property is comprised of land, three landfills, buildings and equipment owned and/or leased in Missouri and Virginia. These properties are sufficient to meet the Company’s current operational needs; however, the Company is exploring the potential acquisition and/or leasing of additional properties pursuant to its growth strategies.

Item 3. Legal Proceedings

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is currently quoted on The Nasdaq Capital Market under the symbol “MRDN.” The Company’s common stock was quoted on the OTC Markets effective February 23, 2005 under the symbol “BCAK.” Effective March 22, 2006, the Company changed its symbol to “BCKE.” Effective April 15, 2015, the Company changed its symbol to “MRDN.” On November 3, 2016, the Company effected a 1-for-20 reverse split. Effective January 25, 2017, the Company’s common stock was quoted on The Nasdaq Capital Market under the symbol “MRDN”.

The following table sets forth the high and low sales price of our common stock on the OTCQB for the most recent fiscal quarter. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. The share values reflected below have been adjusted to give effect to the 1-for-20 reverse split which we implemented on November 3, 2016.

Period	High	Low

Fiscal Year 2016:
First Quarter	$36.00	20.40
Second Quarter	39.00	20.00
Third Quarter	30.00	16.00
Fourth Quarter	17.60	6.80

Fiscal Year 2015:
First Quarter	$36.00	$26.00
Second Quarter	32.00	20.60
Third Quarter	22.20	7.00
Fourth Quarter	38.00	5.90

On April 13, 2017, the closing price for our common stock was $3.56 per share.

Holders

As of April 13, 2017, we had 87 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Issuer Direct.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we have not issued any securities  that were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock (a)	Weighted-average exercise price of outstanding options, warrants and rights (excluding restricted stock reflected in column (a)) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	331,179	$19.35	43,821

Equity compensation plans not approved by security holders	0	0	0

Total	331,179	0	43,821

Compensation-Setting Process

During 2016, our board of directors were responsible for overseeing our executive compensation program, establishing our executive compensation philosophy, and determining specific executive compensation, including cash and equity. Unless otherwise stated, the discussion and analysis below is based on decisions by the board of directors.

During 2016, our board of directors considered one or more of the following factors when setting executive compensation, as further explained in the discussions of each compensation element below:

●	the experiences and individual knowledge of the members of our board of directors regarding executive compensation, as we believe this approach helps us to compete in hiring and retaining the best possible talent while at the same time maintaining a reasonable and responsible cost structure;
●	corporate and/or individual performance, as we believe this encourages our executive officers to focus on achieving our business objectives;
●	the executive’s existing equity award and stock holdings; and
●	internal pay equity of the compensation paid to one executive officer as compared to another — that is, that the compensation paid to each executive should reflect the importance of his or her role to the company as compared to the roles of the other executive officers, while at the same time providing a certain amount of parity to promote teamwork.

Executive Compensation Program Components

Base Salary

We provide base salary as a fixed source of compensation for our executive officers, allowing them a degree of certainty when having a meaningful portion of their compensation “at risk” in the form of incentive cash bonuses and equity awards covering the shares of a company for whose shares there has been limited liquidity to date. The board of directors recognizes the importance of base salaries as an element of compensation that helps to attract highly qualified executive talent.

Base salaries for our executive officers were established primarily based on individual negotiations with the executive officers when they joined us and reflect the scope of their anticipated responsibilities, the individual experience they bring, the board members’ experiences and knowledge in compensating similarly situated individuals at other companies, our then-current cash constraints, and a general sense of internal pay equity among our executive officers.

The board does not apply specific formulas in determining base salary increases. In determining base salaries for 2016 for our continuing named executive officers, no adjustments were made to the base salaries of any of our named executive officers as the board determined, in their independent judgment and without reliance on any survey data, that existing base salaries, taken together with other elements of compensation, provided sufficient fixed compensation for retention purposes.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Jeffrey Cosman - Employment Agreement, Director Agreement and Restricted Stock Agreement

On March 11, 2016, the Company entered into an employment agreement with Mr. Cosman, which the parties amended as of November 29, 2016 and as of December 5, 2016 (as amended, the “Cosman Employment Agreement”). Mr. Cosman is currently the Chief Executive Officer and Chairman of the Board of Directors of the Company, and prior to the execution and delivery of the Cosman Employment Agreement, the terms of Mr. Cosman’s employment were governed by that certain previous employment agreement assumed by the Company in connection with the Company’s purchase of certain membership interests owned by such previous employer on October 17, 2014. The Cosman Employment Agreement has an initial term from March 11, 2016 through December 31, 2017, and the term will automatically renew for one (1) year periods unless otherwise terminated in accordance with the terms therein. Mr. Cosman will receive a base salary of $525,000 and Mr. Cosman’s compensation will increase by 5% on January 1 of each year. Mr. Cosman may also receive a cash bonus based on the Company’s performance relative to its annual target performance, as well as an annual equity bonus in the form of options, in accordance with the Company’s 2016 Equity and Incentive Plan (the “Plan”) and subject to the restrictions contained therein, in an amount equivalent to 6% of the value of all acquisitions by the Company or its subsidiaries of substantially all the assets of existing businesses or of controlling interests in existing business entities during the preceding year. The exercise price of such options shall be the closing price of the Company’s common stock on the date of grant, or such higher price as may be required pursuant to the Plan.

Upon any termination of Mr. Cosman’s employment with the Company, except for a termination for Cause (as such term is defined therein), Mr. Cosman shall be entitled to a severance payment equal to the greater of (i) two years’ worth of the then-existing base salary and (ii) the last year’s bonus.

On March 11, 2016, the Company entered into a director agreement with the Company’s Chairman of the Board and Chief Executive Officer, Jeffrey Cosman, as amended by the First Amendment to Director Agreement entered into by the parties on April 13, 2016 (the “Cosman Director Agreement”).

On March 11, 2016, the Company entered into a restricted stock agreement with Mr. Cosman (the “Cosman Restricted Stock Agreement”), pursuant to which 212,654 shares of the Company's common stock, subject to certain restrictions set forth in the Cosman Restricted Stock Agreement, were issued to Mr. Cosman pursuant to the Cosman Employment Agreement and the Plan.

Joseph D'Arelli - Employment Agreement

On November 29, 2016, the Company entered into an executive employment agreement with Mr. D'Arelli which the parties amended as of December 5, 2016 (as amended, the “D'Arelli Employment Agreement”). Mr. D'Arelli previously served as the Company's Corporate Controller. Under the D'Arelli Employment Agreement, Mr. D'Arelli shall serve as the Chief Financial Officer of the Company for an initial term of twenty-four (24) months, with automatic renewal for one (1) year periods thereafter, unless otherwise terminated pursuant to the terms contained therein. Mr. D'Arelli will receive a base salary of $300,000. Mr. D'Arelli may also receive an annual bonus of up to $50,000, or such larger amount approved by the Board, as well as an annual equity bonus (in the form of options, in accordance with the Plan and subject to the restrictions contained therein) in an amount equivalent to 0.5% of the value of all acquisitions by the Company or its subsidiaries of substantially all the assets of existing businesses or of controlling interests in existing business entities during the preceding year. The exercise price of such options shall be the closing price of the Company’s common stock on the date of grant, or such higher price as may be required pursuant to the Plan. Additionally, Mr. D'Arelli has received 15,000 restricted shares of the Company's common stock in connection with his employment.

Walter H. Hall, Jr. - Director Agreement and Employment Agreement

On March 11, 2016, the Company entered into a director agreement with Mr. Walter H. Hall, Jr., as amended by the First Amendment to Director Agreement entered into by the parties on April 13, 2016 (the “Hall Director Agreement”), concurrent with Mr. Hall’s appointment to the Board of Directors of the Company (the “Board”) effective March 11, 2016.

On March 11, 2016, the Company entered into an executive employment agreement with Mr. Hall which the parties amended as of December 5, 2016 (as amended, the “Hall Employment Agreement”). Under the Hall Employment Agreement, Mr. Hall shall serve as the President and Chief Operating Officer of the Company for an initial term of thirty-six (36) months, with automatic renewal for one (1) year periods thereafter, unless otherwise terminated pursuant to the terms contained therein. Mr. Hall will receive a base salary of $300,000 beginning upon the Company’s closing of acquisitions in the aggregate amount of $35,000,000 from the date the Hall Employment Agreement is executed. Mr. Hall may also receive an annual bonus of up to $175,000, or such larger amount approved by the Board, as well as an annual equity bonus (in the form of options, in accordance with the Plan and subject to the restrictions contained therein) in an amount equivalent to 2% of the value of all acquisitions by the Company or its subsidiaries of substantially all the assets of existing businesses or of controlling interests in existing business entities. Additionally, Mr. Hall received 100,000 restricted shares of the Company’s common stock upon the execution of the Hall Employment Agreement. The exercise price of such options shall be the closing price of the Company’s common stock on the date of grant, or such higher price as may be required pursuant to the Plan.

Thomas J. Cowee Director Agreement

On November 1, 2016, the Company entered into a director agreement with Thomas J. Cowee (the “Cowee Director Agreement”). Under the Cowee Director Agreement, Mr. Cowee shall serve as Director for an initial term to last until the next annual stockholders meeting, unless otherwise ending pursuant to the terms contained therein. Mr. Cowee will receive a monthly cash stipend of $1,500 for his service as a Director, which shall increase to $2,000 per month for as long as he serves as a chair of either the Audit Committee, Compensation Committee or Nominating Committee. Mr. Cowee may also receive additional cash stipends for attending meetings of the Board and committee meetings, whether in-person or telephonically. Additionally, Mr. Cowee was issued One Thousand (1,000) shares of the Company's common stock upon the execution of the Cowee Director Agreement, and, upon the last day of each fiscal quarter commencing in the quarter when the Cowee Director Agreement became effective, the number of shares of the Company's common stock equivalent to $7,500, as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter. Mr. Cowee also received, upon execution of the Cowee Director Agreement, a non-qualified stock option to purchase up to Three Thousand Seven Hundred Fifty (3,750) shares of the Company's common stock at an exercise price per share equal to $20.00, which shall be exercisable for a period of five years and vest in equal amounts over a period of three years at the rate of Three Hundred Thirteen (313) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the Cowee Director Agreement became effective, and pro-rated for the number of days the Mr. Cowee serves on the Board during the fiscal quarter.

Jackson Davis Director Agreement and Non-Qualified Stock Options Agreement

On November 1, 2016, the Company entered into a director agreement with Jackson Davis (the “Davis Director Agreement”). Under the Davis Director Agreement, Mr. Davis shall serve as Director for an initial term to last until the next annual stockholders meeting, unless otherwise ending pursuant to the terms contained therein. Mr. Davis will receive a monthly cash stipend of $1,500 for his service as a Director, which shall increase to $2,000 per month for as long as he serves as a chair of either the Audit Committee, Compensation Committee or Nominating Committee. Mr. Davis may also receive additional cash stipends for attending meetings of the Board and committee meetings, whether in-person or telephonically. Additionally, Mr. Davis was issued One Thousand (1,000) shares of the Company's common stock upon the execution of the Davis Director Agreement, and, upon the last day of each fiscal quarter commencing in the quarter when the Davis Director Agreement became effective, the number of shares of the Company's common stock equivalent to $7,500, as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter. Mr. Davis also received, upon execution of the Davis Director Agreement, a non-qualified stock option to purchase up to Three Thousand Seven Hundred Fifty (3,750) shares of the Company's common stock at an exercise price per share equal to $20.00, which shall be exercisable for a period of five years and vest in equal amounts over a period of three years at the rate of Three Hundred Thirteen (313) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the Davis Director Agreement became effective, and pro-rated for the number of days the Mr. Davis serves on the Board during the fiscal quarter.

Joseph Ardagna Director Agreement and Non-Qualified Stock Options Agreement

On November, 2016, the Company entered into a director agreement with Joseph Ardagna (the “Ardagna Director Agreement”). Under the Ardagna Director Agreement, Mr. Ardagna shall serve as Director for an initial term to last until the next annual stockholders meeting, unless otherwise ending pursuant to the terms contained therein. Mr. Ardagna will receive a monthly cash stipend of $1,500 for his service as a Director, which shall increase to $2,000 per month for as long as he serves as a chair of either the Audit Committee, Compensation Committee or Nominating Committee. Mr. Ardagna may also receive additional cash stipends for attending meetings of the Board and committee meetings, whether in-person or telephonically. Additionally, Mr. Ardagna was issued One Thousand (1,000) shares of the Company's common stock upon the execution of the Ardagna Director Agreement, and, upon the last day of each fiscal quarter commencing in the quarter when the Ardagna Director Agreement became effective, the number of shares of the Company's common stock equivalent to $7,500, as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter. Mr. Ardagna also received, upon execution of the Ardagna Director Agreement, a non-qualified stock option to purchase up to Three Thousand Seven Hundred Fifty (3,750) shares of the Company's common stock at an exercise price per share equal to $20.00, which shall be exercisable for a period of five years and vest in equal amounts over a period of three years at the rate of Three Hundred Thirteen (313) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the Ardagna Director Agreement became effective, and pro-rated for the number of days the Mr. Ardagna serves on the Board during the fiscal quarter.

Item 6. Selected Financial Data

Meridian Waste Solutions, Inc., a smaller reporting company, is not required to provide information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We intend for this discussion to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2016 and year ended December 31, 2015.

Plan of Operation

The platform operation of the Company is our subsidiary Here To Serve Missouri Waste Division, LLC. HTS Waste is in the business of collection of non-hazardous solid waste. Our revenue is generated primarily by collection services provided to residential customers, as well as commercial and temporary roll-off customers. The Company's agreement with Goldman Sachs Specialty Lending Group, has allowed the Company to focus on pursuing waste solutions opportunities in the Midwest, in order to differentiate itself from its larger competitors. With respect to our platform operation in St. Louis, the Company is focused on building in and around this initial marketplace. We are continuing to evaluate our infrastructure needs, placing importance on revenue and cash-flow growth. The Company is specifically focused on bidding on municipal contracts in the St. Louis market, as well as acquisitions throughout the Midwest to drive this plan. The Company plans to remain vigilant in understanding the many solutions in the waste industry and adapting to the changing landscape in order to maximize the returns of its capital in the marketplace. The Company has executed its first step with its agreement with Goldman Sachs Specialty Lending Group to build the capital structure needed to execute its forward strategy.

The CFS Group, LLC; The CFS Disposal & Recycling Services, LLC; RWG5, LLC

On February 15, 2017, the Company consummated the closing of the Membership Interest Purchase Agreement by and between the Company and Waste Services Industries, LLC, pursuant to which the Company purchased from Seller 100% of the membership interests of The CFS Group, LLC, The CFS Disposal & Recycling Services, LLC, RWG5, LLC, in exchange for the following: (i) $40,000,000 in cash and assumption of certain capital leases, subject to a working capital adjustment in accordance with Section 2.6 of the Virginia Purchase Agreement and (ii) 500,000 shares of the Company’s common stock.

Collectively, the CFS Companies are non-hazardous solid waste management companies providing collection and transfer services for more than 30,000 commercial, industrial and residential customers in Virginia, with main facilities in Petersburg, Virginia and satellite facilities in Lunenberg, Virginia and Prince George, Virginia. Along with collection operations in Petersburg, the CFS Companies operate a transfer station, in Lunenberg, and own two landfills, in Petersburg and Lunenberg. Approximately 81% of the CFS Companies’ 2015 revenue was from collection and transfer, utilizing over 60 collection vehicles.

Our acquisition of the CFS Companies is a key element of our strategy to create the vertically integrated infrastructure needed to expand our operations.

The acquisition was accounted for by the Company using acquisition method under business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. By the application of “push-down” accounting, our assets, liabilities and equity were accordingly adjusted to fair value on February 15, 2017. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.

Executive Overview

General Overview of Our Business

The following table reflects the combined revenues for the Company for the years ended December 31, 2014, December 31, 2015 and December 31, 2016 (dollars in thousands):

	2016		2015		2014
		%		%		%
	$	increase	$	increase	$	Increase
Revenue	31,700	135%	13,506	11%	12,202	8%

Our 2016 revenue has grown significantly due to the acquisitions of Christian Disposal and Meridian Land Company. As our revenues continue to grow in this existing market, we plan to increase the rate of this growth by increasing our presence in the commercial and “roll-off” business. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 40 cubic yards) that are loaded on to and off of the collection vehicle. Management also expects continued growth through additional mergers and acquisitions. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

Results of Operations

Summary of Statements of Operations for the Year Ended December 31, 2016 and 2015:

	Year Ended
	December 31, 2016	December 31, 2015
Revenue	$31,727,673	$13,506,097
Gross profit	$8,979,913	$3,370,493
Operating expenses	$22,898,723	$17,640,895
Other expenses, net	$3,559,377	$4,961,488
Net loss	$17,671,669	$19,231,890
Basic net loss per share	$13.95	$26.58

Revenue

The Company’s revenue for the year ended December 31, 2016 was $31,727,673, a 135% increase over the December 31, 2015 revenue of $13,506,097. This increase is due to the continued growth of HTS Waste, the acquisitions of Christian Disposal and Eagle Ridge, and the expansion into other service product lines. Christian Disposal revenue for the year ended December 31, 2016 was approximately $13,600,000 and Eagle Ridge revenue for the same period was approximately $3,600,000.

Gross Profit

Gross profit percentage for the year ended December 31, 2016 is approximately 28%.  This is an increase of approximately 3% from the year ended December 31, 2015. The increase is significant in that it shows management’s ability to improve efficiencies of operations. The Company is utilizing the synergies of its recent acquisitions, such as creating density in some of its routes, which creates cost savings. In addition, there was a decrease in landfill costs as the Company began internalizing its waste.

Operating Expenses

Operating expenses were $22,898,723 or 72% of revenue, for the year ended December 31, 2016, as compared to $17,640,895 or 131% of revenue, for the year ended December 31, 2015. The high level of operating expenses in both periods is due to recurring costs of operations, including professional fees, compensation and general and administrative expenses, including insurance and rental expense and certain other incremental items relating to the acquisitions in December 2015, primarily including payments to third party professionals for accounting and valuation services. During the year-ended December 31, 2016, the Company experienced impairment expense of its customer lists of $1,255,267. Compensation and related expense increased approximately $1,400,000, depreciation and amortization expense increased approximately $900,000 and bad debt expense increased approximately $500,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Other expenses

Other expense for the year ended December 31, 2016, was $3,559,377, as compared to $4,961,488 for the year ended December 31, 2015. The change is attributable to an approximate increase in interest expense of $3,400,000 and increase in gain on contingent liability of $1,000,000. For the year ended December 31, 2015 the Company incurred a loss on extinguishment of debt of approximately $1,900,000. Lastly, there was an increase in unrealized gain on change in fair value of derivative liability of approximately $1,800,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Net Loss

Net loss for the year ended December 31, 2016, was $17,671,669 or loss per share of $13.95, as compared to $19,231,890 or loss per share of $26.58, for the year ended December 31, 2015.

Segment Information

Not applicable.

Liquidity and Capital Resources

The following table summarizes total current assets, current liabilities and working capital at December 31, 2016, compared to December 31, 2015:

	December 31, 2016	December 31, 2015	Increase/(Decrease)
Current Assets	$6,104,569	$4,917,587	$1,186,982
Current Liabilities	$14,866,621	$10,788,838	$4,077,783
Working capital (Deficit)	$(8,762,052)	$(5,871,251)	$(2,890,801)

The change in working capital (deficit) is due primarily to the following changes to current assets and current liabilities. The increase in short-term investments of approximately $2,000,000 offset by a decrease in cash of approximately $1,900,000. Accounts Receivable and prepaid expenses increased by approximately $1,300,000. Contingent liability decreased by $1,000,000 offset by an increase of approximately $3,000,000 in accounts payable and accrued expenses.

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

At December 31, 2016, we had a working capital deficit of $8,762,052, as compared to a working capital deficit of $5,871,251, at December 31, 2015, an increase of $2,890,801. This lack of liquidity is mitigated by the Company’s ability to generate positive cash flow from operating activities. In the year ended December 31, 2016, cash generated from operating activities, was approximately $70,000. In addition, as of December 31, 2016, the Company had approximately $800,000 in cash and cash equivalents and $1,954,000 in short-term investments to cover its short term cash requirements. Further, the Company has approximately $12,000,000 of borrowing capacity on its multi-draw term loans and revolving commitments with Goldman Sachs as discussed below.

The Company purchased approximately $6 million of equipment while increasing long term debt by approximately $2,600,000 during the year ended December 31, 2016. The increase in debt was due to the Company borrowing on its revolving commitments with Goldman Sachs as discussed below. Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

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

We currently have no material commitments for capital expenditures. In order to fund future growth and expansion through acquisitions and capital expenditures, the Company may be required to raise capital through the sale of its securities.

In order to fund future expansion through acquisitions and capital expenditures, the Company may be required to raise capital through the sale of its securities on the public market.

Goldman Sachs Credit Agreement

On December 22, 2015, in connection with the closing of acquisitions of Christian Disposal, LLC and certain assets of Eagle Ridge Landfill, LLC, the Company was extended certain credit facilities by certain lenders, consisting of $40,000,000 aggregate principal amount of Tranche A Term Loans, $10,000,000 aggregate principal amount of commitments to make Multi-Draw Term Loans and up to $5,000,000 aggregate principal amount of Revolving Commitments. During the three months ended March 31, 2016, the Company borrowed $2,150,000 in relation to the Revolving Commitments. At June 30, 2016, the Company had a total outstanding balance of $42,900,000 consisting of the Tranche A Term Loan and draw of the Revolving Commitments. The loans are secured by liens on substantially all of the assets of the Company and its subsidiaries. The debt has a maturity date of December 22, 2020 with interest paid monthly at an annual rate of approximately 9% (subject to variation based on changes in LIBOR or another underlying reference rate). In addition, there is a commitment fee paid monthly on the unused Multi-Draw Term Loan commitments and Revolving Commitments at an annual rate of 0.5%.

The proceeds of the loans were used to partially fund the acquisitions referenced above and refinance existing debt with Praesidian, among other things. The Company re-paid in full and terminated its agreements with Praesidian which effected the cancellation of certain warrants that the Company issued to Fund III for the purchase of 46,592 shares of the Company's common stock and to Fund III-A for the purchase of 18,060 shares of the Company's common stock. In consideration for the cancellation of the Praesidian Warrants, the Company issued to Praesidian Capital Opportunity Fund III, LP, 57,653 shares of common stock and issued to Praesidian Capital Opportunity Fund III-A, LP, 22,348 shares of common stock. Due to the early termination of the notes and cancellation of the warrants, the Company recorded a loss on extinguishment of debt of $1,899,161 in the year ended December 31, 2015.

In addition, in connection with the credit agreement, the Company issued warrants to Goldman, Sachs & Co. for the purchase of shares of the Company's common stock equivalent to a 6.5% Percentage Interest (as defined therein) at a purchase price equal to $449,553, exercisable on or before December 22, 2023. The warrants grant the holder certain other rights, including registration rights, preemptive rights for certain capital raises, board observation rights and indemnification.

The parties to the Credit Agreement have entered into certain amendments to the Credit Agreement, described in the Recent Developments section herein, which provided, among other things, limited waivers by the lenders of certain failures of the Company and its affiliates to deliver certain financial statements and related deliverables and to comply with certain financial covenants under the Credit Agreement, and which amended the terms of the Credit Agreement to address such failures. Failures included maintaining certain EBITDA amounts and leverage ratios.

Amended and Restated Credit and Guaranty Agreement

On February 15, 2017 (the “Restatement Date”), the Company closed an Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company and all subsidiaries, (the “Companies”), and certain subsidiaries of the Company, as Guarantors, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger. The Credit Agreement amended and restated the Credit and Guaranty Agreement entered into as of December 22, 2015 (the “Closing Date”) by and among the Company, certain of the Companies, and certain subsidiaries of the Company, as Guarantors, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (as amended prior to the Restatement Date, the “Prior Credit Agreement”).

Pursuant to the Credit Agreement, the Lenders thereunder have agreed to extend certain credit facilities to the Companies, in an aggregate amount not to exceed $89,100,000, consisting of $65,500,000 aggregate principal amount of Tranche A Term Loans (the “Tranche A Term Loans”), $8,600,000 aggregate principal amount of Tranche B Term Loans (the “Tranche B Term Loans”), $10,000,000 aggregate principal amount of MDTL Term Loans (the “MDTL Term Loans”), and up to $5,000,000 aggregate principal amount of Revolving Commitments (the “Revolving Commitments”, the Revolving Commitments together with the Tranche A Term Loans, Tranche B Term Loans and the MDTL Term Loans, the “Loans”). The principal amount of the Tranche A Term Loans in the Credit Agreement is $25,500,000 greater than the principal amount provided in the Prior Credit Agreement; the Tranche B Term Loans were not contemplated in the Prior Credit Agreement; and the principal amount of the MDTL Term Loans and Revolving Credit Agreements in the Credit Agreement are the same as provided in the Prior Credit Agreement. The proceeds of the Tranche A Term Loans made on the Closing Date were used to pay a portion of the purchase price for the acquisitions made in connection with the closing of the Prior Credit Agreement, to refinance existing indebtedness, to fund consolidated capital expenditures, and for other purposes permitted under Section 2.5 of the Prior Credit Agreement. The proceeds of the Tranche A Term Loans and Tranche B Term Loans made on the Restatement Date shall be applied by Companies to (i) partially fund the Restatement Date Acquisition (as defined below), (ii) refinance existing indebtedness of the Companies, (iii) pay fees and expenses in connection with the transactions contemplated by the Credit Agreement, and (iv) for working capital and other general corporate purposes.

The “Restatement Date Acquisition” means the acquisition of all membership interests of CFS, CFS Disposal and RWG5, as contemplated in the Purchase Agreement (defined below).

The proceeds of the Revolving Loans will be used for working capital and general corporate purposes. The proceeds of the MDTL Term Loans may be used for Permitted Acquisitions (as defined in the Credit Agreement). The Loans are evidenced, respectively, by that certain Tranche A Term Loan Note, Tranche B Term Loan Note, MDTL Note and Revolving Loan Note, all issued on February 15, 2017 (collectively, the “Notes”). Payment obligations under the Loans are subject to certain prepayment premiums, in addition to acceleration upon the occurrence of events of default under the Credit Agreement.

The amounts borrowed pursuant to the Loans are secured by a first position security interest in substantially all of the Company’s and the Companies’ assets in favor of Agent, in accordance with that certain Amended and Restated Pledge and Security Agreement dated as of February 15, 2017.

The amended and restated credit and guaranty agreement which among other things provides for the Company to deliver certain financial statements and related deliverables and to comply with certain financial covenants under the amended and restated credit and guaranty agreement.

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

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2016 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Meridian Land Company, LLC, Here to Serve Technology, LLC and Christian Disposal, LLC. The following two subsidiaries of the Company, Here To Serve Georgia Waste Division, LLC and Here to Serve Technology, LLC, a Georgia Limited Liability Company had no operations during the period.

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

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At December 31, 2016 and 2015 the Company had approximately $3,000,000 and $2,300,000 of gross trade receivables, respectively. Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required.

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

We generally provide services under contracts with municipalities or individual customers. Municipal and commercial contracts are generally long-term and often have renewal options. Advance billings are recorded as deferred revenue, and revenue is recognized over the period services are provided. We recognize revenue when all four of the following criteria are met:

●	Persuasive evidence of an arrangement exists such as a service agreement with a municipality, a hauling customer or a disposal customer;
●	Services have been performed such as the collection and hauling of waste;
●	The price of the services provided to the customer is fixed or determinable; and
●	Collectability is reasonably assured.

Intangible Assets

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the Intangible Assets section above, we assess our goodwill for impairment at least annually.

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the year ended December 31, 2016 we inflated these costs in current dollars until the expected time of payment using an inflation rate of 1.78%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations at December 31, 2016 is approximately 9.0%.

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

●	Remaining permitted airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is used to compare the existing landfill topography to the expected final landfill topography.
●	Expansion airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year and the final expansion permit to be received within five years. Second, we must believe that obtaining the expansion permit is likely, considering the following criteria:

●	Personnel are actively working on the expansion of an existing landfill, including efforts to obtain land use and local, state or provincial approvals;
●	We have a legal right to use or obtain land to be included in the expansion plan;
●	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could negatively affect the success of such expansion; and
●	Financial analysis has been completed based on conceptual design, and the results demonstrate that the expansion meets the Company’s criteria for investment.

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

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair value, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative loss. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative gain.

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

Pursuant to ASC Topic 505-50, for share based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. In addition, the Company issued restricted shares during the year ended December 31, 2016 with an estimated value of approximately $6,300,000.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the fiscal years ended December 31, 2016 and 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements begin on page F-1 which appear at the end of this Annual Report.

Item 9A Controls and Procedures

a. Disclosure Controls and Procedures

In connection with the preparation and filing of this Annual Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted pursuant to the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in the report Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or COSO (2013).

Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to the material weaknesses noted below in “Management’s Report on Internal Control over Financial Reporting”. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

b. Management’s Assessment of Internal Control Over Financial Reporting

As evidenced by the material weaknesses described below, we determined that entity-level controls related to the control environment did not operate effectively resulting in material weaknesses in such COSO (2013) component. The deficiencies in control environment each represent a separate material weakness. These material weaknesses contributed to an environment where there is a more than a remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

Control Environment/Entity Level Controls

Lack of an Audit Committee – Currently, the Company has an Audit Committee to oversee the financial reporting process. However, for much of the year ended December 31, 2016, the Company did not have an Audit Committee.

Lack of Form Authorization and Timely Approval with Related Parties and for significant corporate transactions – During the year ended December 31, 2016, certain related party transactions and significant corporate transactions were not formerly authorized and approved by the Board of Directors before execution (although authorization and approval was ultimately obtained).

Lack of Segregation of Duties - Our finance and accounting department is understaffed and accordingly we cannot maintain sufficient segregation of duties within the financial reporting process.

Lack of Review and Disclosure Controls – During the year ended December 31, 2016, there was a lack of effective monitoring review controls with respect to accounting for complex transactions and preparation of the financial statements and the financial statement disclosures.

Because of the material weaknesses described above, management believes that, as of December 31, 2016, we did not maintain effective internal control over financial reporting based on the COSO (2013) criteria.

Management believes that the material weaknesses set forth above did not have an effect on our Company’s financial results.

c. Changes in Internal Control Over Financial Reporting

Management has reported to the Audit Committee the content of the material weaknesses identified in our assessment. Addressing these weaknesses is a priority of management and we are in the process of remediating the cited material weaknesses. For example, as noted above, an Audit Committee has been established. The Company is also actively evaluating its internal control structure to identify the need for additional resources to ensure appropriate segregation of duties.

Except as disclosed in the preceding paragraphs, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Concerning the Board of Directors and Executive Officers of the Company

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and subject the terms and conditions of their employment agreements, are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders, and until their successors are elected and qualified, or until their earlier death, resignation or removal. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position

Jeffrey Cosman (1)	46	Chief Executive Officer, Chairman of the Board of Directors

Joseph D'Arelli (2)	47	Chief Financial Officer

Walter H. Hall (3)	58	President, Chief Operating Officer, Director

Thomas J. Cowee (4)	60	Director, Audit Committee Chair

Jackson Davis (5)	45	Director, Nominating Committee Chair

Joseph Ardagna (6)	55	Director, Compensation Committee Chair

(1)	Jeffrey Cosman was appointed Chief Executive Officer and Director on October 31, 2014. Mr. Cosman was confirmed as the Chairman of the Board on February 10, 2016.
(2)	Joseph D'Arelli was appointed Chief Financial Officer on November 29, 2016.
(3)	Walter H. Hall was appointed President, Chief Operating Officer, and a member of the Board of Directors on March 11, 2016.
(4)	Thomas J. Cowee was appointed as a member of the Board of Directors and Audit Committee Chair on November 1, 2016.
(5)	Jackson Davis was appointed as a member of the Board of Directors and Nominating Committee Chair on November 1, 2016.
(6)	Joseph Ardagna was appointed as a member of the Board of Directors and Compensation Committee Chair on November 1, 2016.

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Jeffrey S. Cosman, age 46, Chief Executive Officer, Director

Jeffrey S. Cosman combines over 10 years’ experience in the solid waste industry, which includes local operations, local and regional accounting and corporate finance. Mr. Cosman has served as the Chief Executive Officer and a Director of the Company since October 31, 2014, and has managed the operations of Here to Serve - Missouri Waste Division, LLC and Here to Serve - Georgia Waste Division, LLC since May 2014. In 2012, Mr. Cosman purchased Rosewood Communication Supply, a warehouse centric telecom parts and supplies distributor. In 2010, Mr. Cosman shifted his career focus back to the solid waste industry, founding, in 2010, Legacy Waste Solutions, LLC, a compressed natural gas consulting business. Prior to that, in the early 2000’s, Mr. Cosman became involved in start-up technology in the medical device industry, following his work at Republic Services from February 1996 until February 1999, where, in his role in Corporate Finance, Mr. Cosman assisted due diligence of acquisitions, provided accounting guidance in over 168 transactions totaling $1.6 Billion in annualized revenue, supported corporate controllers in monthly reporting and assisted in the preparation of a registration statement for Republic Services. From 1993 through 1996, Mr. Cosman had a career in professional baseball with the New York Mets’ minor league organization. In addition, Mr. Cosman has experience in mobile-based app development, medical device sales leadership and capital raising. Mr. Cosman holds a B.B.A. in Managerial Finance and Banking and Finance, and a Bachelors of Accountancy from the University of Mississippi.  The Board of Directors believes that Mr. Cosman’s “ground up” experience in the solid waste industry, together with his background in related fields, as well as finance, will support the Company’s growth plans as it moves forward in implementing its transition into the waste industry.

Mr. Cosman is the majority shareholder in Here To Serve Holding Corp, an OTC Markets company based in Milton, Georgia. Mr. Cosman has approximately 65% of the outstanding shares of Here To Serve Holding Corp. The Company does not have an arrangement with Here To Serve or Mr. Cosman for past, current or future services to be performed between Here To Serve and Meridian Waste Solutions, Inc. Mr. Cosman may in the future consult from time to time with Here To Serve on matters that do not conflict with the operation of the Company. Mr. Cosman spends several hours a month on Here To Serve.

Additionally, Mr. Cosman has a minority equity interest in Rush The Puck, LLC, a limited liability company in which Mr. Cosman and his wife are the sole members. The Company does not have an arrangement with Rush The Puck, LLC or Mr. Cosman for past, current or future services to be performed between Rush The Puck LLC and Meridian Waste Solutions, Inc. Mr. Cosman spends approximately one hour per week on Rush The Puck, LLC.

Joseph D'Arelli, age 47, Chief Financial Officer

Joseph D'Arelli, age 47 has almost 25 years of experience in public accounting, including partnership and senior management positions. He has extensive experience in auditing public and private companies in such industries as Waste Management, Financial Services; Broker/Dealers; Distribution and Technology Companies. From October 2012 until May of 2016 he was a Partner/Shareholder at D'Arelli Pruzansky, P.A. and is licensed in the states of Florida and New York. He continues his affiliations with the American Institute of Certified Public Accountants (AICPA), New York State Society of Certified Public Accountants (NYSSCPA), Florida Institute of Certified Public Accountants (FICPA), and is a Certified Public Accountant in the states of Florida and New York. Mr. D'Arelli has a Bachelor's Degree in Accounting from St. John's University.

On September 30, 2016, the SEC issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (collectively, the “Order”) against D’Arelli Pruzansky, P.A. (the “Firm”), Joseph D’Arelli, CPA, and Mitchell Pruzansky, CPA (collectively, the “Respondents”). Mr. D’Arelli, currently the Company’s Chief Financial Officer, was a partner and shareholder of the Firm from October 2012 through May 2016. Respondents have consented to the Order pursuant to Offers of Settlement, accepted by the SEC, pursuant to which Respondents neither admitted nor denied the findings in the Order. During a Public Company Accounting Oversight Board (PCAOB) inspection in July 2015, the Firm was informed that it had failed to comply with the SEC’s partner rotation requirements because Mr. D’Arelli and Mr. Pruzansky performed quarterly reviews after being the lead audit partner for five consecutive audits, with respect to two issuer audit clients. In August 2015, the Firm reviewed all of its engagements and self-reported instances of such rotation issue regarding additional issuer audit clients. Respondents have been ordered to cease and desist from committing or causing any violations and any future violations of Sections 10A(j) and 13(a) of the Exchange Act and Rules 10A-2 and 13a-13 thereunder and to pay, jointly and severally, a civil penalty of $50,000.

Walter H. Hall, age 58, President, Chief Operating Officer, Director

Walter H. Hall, age 58, brings 25 years of management experience in the waste industry. Most recently Mr. Hall served as Chief Operating Officer for Advanced Disposal Services, Inc., from 2001 through 2014, where he had direct responsibility for profit and loss decisions, development and implementation of strategic marketplace plans, sales, safety, acquisitions, and coordination of assets and personnel for a company having operations in multiple states with annual revenues in excess of $1 billion. Prior to that, Mr. Hall held positions as President and General Manager with Southland Waste Systems and Southland Waste Systems of Georgia, respectively, following six years with Browning Ferris Industries as District Manager and Regional Operations Manager. Mr. Hall has an undergraduate degree from Mississippi College. The Board of Directors believes that Mr. Hall’s extensive and directly applicable experience within the waste industry makes him ideally qualified to help lead the Company towards continued growth.

Thomas J. Cowee, age 60, Director, Audit Committee Chair

Thomas J. Cowee, age 60, has 38 years of experience in the environmental industry, including 15 years as a Chief Financial Officer. After retiring from Progressive Waste Solutions Ltd in December 2012, Mr. Cowee began serving as a board director for companies and is currently serving as a director for Enviro Group, LLC and STC Investors, LLC, both privately owned environmental companies, positions he has held since 2015. Enviro Group, LLC is a hazardous trucking and transfer company, and STC Investors, LLC is primarily a refinery services and trucking company. Previously Mr. Cowee served as a director on the board of Rizzo Group, LLC, a privately owned solid waste collection, transfer and recycling business from 2014 to 2016, until sold. Mr. Cowee was Vice President and Chief Financial Officer of Progressive Waste Solutions Ltd, from 2005 to 2012. Progressive Waste Solutions Ltd, was a publicly traded solid waste collection, transfer, recycling and landfill business, with operations in the United States and Canada. Mr. Cowee joined IESI Corporation in 1997 as its Chief Financial Officer and in 2000 was appointed Senior Vice President and Chief Financial Officer until IESI Corporation was acquired by Progressive Waste Solutions Ltd in 2005. From 1995 to 1997, he was Assistant Corporate Controller of USA Waste Services, Inc., and from 1979 to 1995 he held various field accounting positions with Waste Management Inc. Mr. Cowee has a B.Sc. in accounting from The Ohio State University. Mr. Cowee is qualified to serve on our Board of Directors because of his extensive experience in the environmental and waste industry, including serving as a director.

Jackson Davis, age 45, Director, Nominating Committee Chair

Jackson Davis, age 45, has more than 20 years of experience in technology and technology leadership, previously holding roles with software development companies providing mobile infrastructure management and wholesale financing solutions. Mr. Davis holds a BSBA in Decision Science with concentration in Management Information Systems from East Carolina University and has extensive experience in guiding organizational business strategy to propel improvement and maximum impact, while focusing on cost-efficiency and productivity. He is currently Director of Financial and Business Services Applications for Cox Enterprises a leading communications, media, and automotive services company with revenues of $18 billion. Prior to Joining Cox Enterprises in July of 2016; Mr. Davis held various roles at Cox Communications, most recently being Director of Corporate Business Systems, from August 2002 through July 2016. Mr. Davis is qualified to serve on our Board of Directors because of his extensive experience in the fields of technology and infrastructure management.

Joseph Ardagna, age 55, Director, Compensation Committee Chair

Joseph Ardagna, age 55, brings 30 years of experience of managing businesses in the restaurant industry. Mr. Ardagna is currently an owner/operator of Peace, Love and Pizza, a chain of pizza restaurants in Atlanta, founded in December 2012. Mr. Ardagna is responsible for all aspects of the business including overseeing the operation of four pizza restaurants and the construction of a new store scheduled to open in February 2017. Prior to that, from 1990 until 2012, Mr. Ardagna owned and operated Taco Mac Restaurants, a 28-restaurant chain in Atlanta and the Carolinas having approximately $90 million in yearly sales at such time, as one of the two founding partners responsible for managing the business, where he oversaw all aspects of the business, including finance, legal, compensation, site selection, design and development, licensing and brand development. Mr. Ardagna sold a majority of his interest in Taco Mac Restaurants to a private equity group in 2012, but currently still sits on its board of directors. In 2013, Mr. Ardagna started a new venture in the restaurant industry in Atlanta and currently oversees the operation of four pizza restaurants and the construction of a new store scheduled to open in February 2017. Mr. Ardagna has an undergraduate degree from Bowdoin College in 1984 and serves on the Board of Trustees at the New Hampton School in New Hampshire. Mr. Ardagna is qualified to serve on our Board of Directors because his extensive business experience.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2016, were timely, except for the late filing of Forms 4 related to the issuance of 962 shares of common stock to each of Joseph Ardagna, Thomas Cowee and Jackson Davis, as of December 31, 2016 pursuant to their respective Director Agreements.

Board Committees

Our board of directors has established an audit committee, a nominating and corporate governance committee, and a compensation committee. Each committee has its own charter, which is available on our website at www.mwsinc.com. Information contained on our website is not incorporated herein by reference. Each of the board committees has the composition and responsibilities described below.

Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee consists of Mr. Cowee, Mr. Davis and Mr. Ardagna, each of whom qualifies as “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Nasdaq Stock Market Rules. Mr. Thomas J. Cowee has been appointed as the Chair of the Audit Committee, effective November 1, 2016. Our board has determined that Mr. Cowee is currently qualified as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K.

The Audit Committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Audit Committee include, without limitation:

●	selecting and recommending to our board of directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;
●	approving the fees to be paid to the independent registered public accounting firm;
●	helping to ensure the independence of the independent registered public accounting firm;
●	overseeing the integrity of our financial statements;
●	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;
●	resolving any disagreements between management and the auditors regarding financial reporting;
●	reviewing with management and the independent auditors any correspondence with regulators and any published reports that raise material issues regarding the Company’s accounting policies;
●	reviewing and approving all related-party transactions; and
●	overseeing compliance with legal and regulatory requirements.

Compensation Committee

We have a stand-alone Compensation Committee, which consists of Mr. Ardagna, Mr. Davis and Mr. Cowee, each of whom is “independent” within the meaning of the Nasdaq Stock Market Rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers. Mr. Ardagna has been appointed as the Chair of the Compensation Committee, effective November 1, 2016.

The Compensation Committee’s compensation-related responsibilities include, without limitation:

●	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;
●	reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;
●	providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;
●	reviewing our incentive compensation and other equity-based plans and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;
●	reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and
●	selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

Nominating and Corporate Governance Committee

We have a stand-alone Nominating and Corporate Governance Committee, which consists of Mr. Cowee, Mr. Davis and Mr. Ardagna, each of whom is “independent” within the meaning of the Nasdaq Stock Market Rules. The purpose of the Nominating and Corporate Governance Committee is to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the board. Mr. Davis has been appointed as the Chair of the Nominating Committee, effective November 1, 2016.

The Nominating and Corporate Governance Committee’s responsibilities include:

●	recommending to the board of director nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board;
●	considering candidates proposed by stockholders in accordance with the requirements in the Nominating and Corporate Governance Committee charter;
●	overseeing the administration of the Company’s code of business conduct and ethics;
●	reviewing with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;
●	the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;
●	recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;
●	overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively; and
●	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

The Nominating and Corporate Governance Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Nominating and Corporate Governance Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our corporate website at www.mwsinc.com. We expect that any amendments to such code, or any waivers of its requirements, will be disclosed on our website.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2016 and 2015 by each of the executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Total

Jeffrey Cosman (1)	2016	$525,000	$0	(2)	$525,000
Chief Executive Officer, Director	2015	$500,000	$7,216,180	(2)	$7,716,180
Walter H. Hall, Jr.	2016	0	3,100,000		3,100,000
President, Chief Operating Officer, Director (3)	2015	--	--		--
Joseph D'Arelli	2016	159,550	450,000		609,550
Chief Financial Officer (4)	2015	--	--		--

(1)	Effective October 31, 2014, Jeffrey S. Cosman was appointed Chief Executive Officer of the Company and Director. $187,500 of Mr. Cosman’s salary was accrued for 2015.
(2)	Mr. Cosman received 279,524 shares of Common Stock, having a grant date fair market value of $25.81 per share.
(3)	Mr. Hall was appointed President, Chief Operating Officer and Director on March 11, 2016. In March 2016, Mr. Hall received 100,000 shares of Common Stock having a grant date fair market value of $31.00 per share, subject to a vesting schedule.
(4)	Mr. D'Arelli was appointed Chief Financial Officer on November 29, 2016. In July 2016, Mr. D’Arelli received 15,000 shares of Common Stock, having a grant date fair market value of $30 per share, subject to a vesting schedule. Included in Mr. D’Arelli’s salary are amounts paid to Mr. D’Arelli by the Company for Mr. D’Arelli’s work as Corporate Controller during 2016, prior to Mr. D;Arelli’s appointment as Chief Financial Officer effective November 29, 2016.

Option Grants

We did not grant any options to any of our executive officers during the years ended December 31, 2016 and 2015.

Compensation of Directors

At this time, each of our independent directors, pursuant to their Director Agreements with the Company, receives, in addition to equity compensation, a monthly cash stipend of $1,500 and, for so long as the Director serves as the chair of either the Audit Committee, the Compensation Committee or the Nominating Committee the amount of such monthly cash stipend shall be increased to $2,000. In addition, each Director receives a cash stipend of (i) $500 for every telephonic meeting of the Board that the Director attends which is longer than forty-five minutes; (ii) $500 for every telephonic meeting of a Committee of the Board that the Director attends that is longer than forty-five minutes; and (iii) $1,000 for every in-person meeting that the Director attends.

Executive Compensation Program Components

Base Salary

We provide base salary as a fixed source of compensation for our executive officers, allowing them a degree of certainty when having a meaningful portion of their compensation “at risk” in the form of equity awards covering the shares of a company for whose shares there has been limited liquidity to date. The board of directors recognizes the importance of base salaries as an element of compensation that helps to attract highly qualified executive talent.

Base salaries for our executive officers were established primarily based on individual negotiations with the executive officers when they joined us and reflect the scope of their anticipated responsibilities, the individual experience they bring, the board members’ experiences and knowledge in compensating similarly situated individuals at other companies, our then-current cash constraints, and a general sense of internal pay equity among our executive officers.

The board does not apply specific formulas in determining base salary increases. In determining base salaries for 2015 for our continuing named executive officers, no adjustments were made to the base salaries of any of our named executive officers as the board determined, in their independent judgment and without reliance on any survey data, that existing base salaries, taken together with other elements of compensation, provided sufficient fixed compensation for retention purposes.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Jeffrey Cosman - Employment Agreement, Director Agreement and Restricted Stock Agreement

On March 11, 2016, the Company entered into an employment agreement with Mr. Cosman, which the parties amended as of November 29, 2016 and as of December 5, 2016 (as amended, the “Cosman Employment Agreement”). Mr. Cosman is currently the Chief Executive Officer and Chairman of the Board of Directors of the Company, and prior to the execution and delivery of the Cosman Employment Agreement, the terms of Mr. Cosman’s employment were governed by that certain previous employment agreement assumed by the Company in connection with the Company’s purchase of certain membership interests owned by such previous employer on October 17, 2014. The Cosman Employment Agreement has an initial term from March 11, 2016 through December 31, 2017, and the term will automatically renew for one (1) year periods unless otherwise terminated in accordance with the terms therein. Mr. Cosman will receive a base salary of $525,000 and Mr. Cosman’s compensation will increase by 5% on January 1 of each year. Mr. Cosman may also receive a cash bonus based on the Company’s performance relative to its annual target performance, as well as an annual equity bonus in the form of options, in accordance with the Company’s 2016 Equity and Incentive Plan (the “Plan”) and subject to the restrictions contained therein, in an amount equivalent to 6% of the value of all acquisitions by the Company or its subsidiaries of substantially all the assets of existing businesses or of controlling interests in existing business entities during the preceding year. The exercise price of such options shall be the closing price of the Company’s common stock on the date of grant, or such higher price as may be required pursuant to the Plan.

Upon any termination of Mr. Cosman’s employment with the Company, except for a termination for Cause (as such term is defined therein), Mr. Cosman shall be entitled to a severance payment equal to the greater of (i) two years’ worth of the then-existing base salary and (ii) the last year’s bonus.

On March 11, 2016, the Company entered into a director agreement with the Company’s Chairman of the Board and Chief Executive Officer, Jeffrey Cosman, as amended by the First Amendment to Director Agreement entered into by the parties on April 13, 2016 (the “Cosman Director Agreement”).

On March 11, 2016, the Company entered into a restricted stock agreement with Mr. Cosman (the “Cosman Restricted Stock Agreement”), pursuant to which 212,654 shares of the Company's common stock, subject to certain restrictions set forth in the Cosman Restricted Stock Agreement, were issued to Mr. Cosman pursuant to the Cosman Employment Agreement and the Plan.

Joseph D'Arelli - Employment Agreement

On November 29, 2016, the Company entered into an executive employment agreement with Mr. D'Arelli which the parties amended as of December 5, 2016 (as amended, the “D'Arelli Employment Agreement”). Mr. D'Arelli previously served as the Company's Corporate Controller. Under the D'Arelli Employment Agreement, Mr. D'Arelli shall serve as the Chief Financial Officer of the Company for an initial term of twenty-four (24) months, with automatic renewal for one (1) year periods thereafter, unless otherwise terminated pursuant to the terms contained therein. Mr. D'Arelli will receive a base salary of $300,000. Mr. D'Arelli may also receive an annual bonus of up to $50,000, or such larger amount approved by the Board, as well as an annual equity bonus (in the form of options, in accordance with the Plan and subject to the restrictions contained therein) in an amount equivalent to 0.5% of the value of all acquisitions by the Company or its subsidiaries of substantially all the assets of existing businesses or of controlling interests in existing business entities during the preceding year. The exercise price of such options shall be the closing price of the Company’s common stock on the date of grant, or such higher price as may be required pursuant to the Plan. Additionally, Mr. D'Arelli has received 15,000 restricted shares of the Company's common stock in connection with his employment.

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

On March 11, 2016, the Company entered into an executive employment agreement with Mr. Hall which the parties amended as of December 5, 2016 (as amended, the “Hall Employment Agreement”). Under the Hall Employment Agreement, Mr. Hall shall serve as the President and Chief Operating Officer of the Company for an initial term of thirty-six (36) months, with automatic renewal for one (1) year periods thereafter, unless otherwise terminated pursuant to the terms contained therein. Mr. Hall will receive a base salary of $300,000 beginning upon the Company’s closing of acquisitions in the aggregate amount of $35,000,000 from the date the Hall Employment Agreement is executed. Mr. Hall may also receive an annual bonus of up to $175,000, or such larger amount approved by the Board, as well as an annual equity bonus (in the form of options, in accordance with the Plan and subject to the restrictions contained therein) in an amount equivalent to 2% of the value of all acquisitions by the Company or its subsidiaries of substantially all the assets of existing businesses or of controlling interests in existing business entities. Additionally, Mr. Hall received 100,000 restricted shares of the Company’s common stock upon the execution of the Hall Employment Agreement. The exercise price of such options shall be the closing price of the Company’s common stock on the date of grant, or such higher price as may be required pursuant to the Plan.

Thomas J. Cowee Director Agreement

On November 1, 2016, the Company entered into a director agreement with Thomas J. Cowee (the “Cowee Director Agreement”). Under the Cowee Director Agreement, Mr. Cowee shall serve as Director for an initial term to last until the next annual stockholders meeting, unless otherwise ending pursuant to the terms contained therein. Mr. Cowee will receive a monthly cash stipend of $1,500 for his service as a Director, which shall increase to $2,000 per month for as long as he serves as a chair of either the Audit Committee, Compensation Committee or Nominating Committee. Mr. Cowee may also receive additional cash stipends for attending meetings of the Board and committee meetings, whether in-person or telephonically. Additionally, Mr. Cowee was issued One Thousand (1,000) shares of the Company's common stock upon the execution of the Cowee Director Agreement, and, upon the last day of each fiscal quarter commencing in the quarter when the Cowee Director Agreement became effective, the number of shares of the Company's common stock equivalent to $7,500, as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter. Mr. Cowee also received, upon execution of the Cowee Director Agreement, a non-qualified stock option to purchase up to Three Thousand Seven Hundred Fifty (3,750) shares of the Company's common stock at an exercise price per share equal to $20.00, which shall be exercisable for a period of five years and vest in equal amounts over a period of three years at the rate of Three Hundred Thirteen (313) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the Cowee Director Agreement became effective, and pro-rated for the number of days the Mr. Cowee serves on the Board during the fiscal quarter.

Jackson Davis Director Agreement and Non-Qualified Stock Options Agreement

On November 1, 2016, the Company entered into a director agreement with Jackson Davis (the “Davis Director Agreement”). Under the Davis Director Agreement, Mr. Davis shall serve as Director for an initial term to last until the next annual stockholders meeting, unless otherwise ending pursuant to the terms contained therein. Mr. Davis will receive a monthly cash stipend of $1,500 for his service as a Director, which shall increase to $2,000 per month for as long as he serves as a chair of either the Audit Committee, Compensation Committee or Nominating Committee. Mr. Davis may also receive additional cash stipends for attending meetings of the Board and committee meetings, whether in-person or telephonically. Additionally, Mr. Davis was issued One Thousand (1,000) shares of the Company's common stock upon the execution of the Davis Director Agreement, and, upon the last day of each fiscal quarter commencing in the quarter when the Davis Director Agreement became effective, the number of shares of the Company's common stock equivalent to $7,500, as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter. Mr. Davis also received, upon execution of the Davis Director Agreement, a non-qualified stock option to purchase up to Three Thousand Seven Hundred Fifty (3,750) shares of the Company's common stock at an exercise price per share equal to $20.00, which shall be exercisable for a period of five years and vest in equal amounts over a period of three years at the rate of Three Hundred Thirteen (313) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the Davis Director Agreement became effective, and pro-rated for the number of days the Mr. Davis serves on the Board during the fiscal quarter.

Joseph Ardagna Director Agreement and Non-Qualified Stock Options Agreement

On November, 2016, the Company entered into a director agreement with Joseph Ardagna (the “Ardagna Director Agreement”). Under the Ardagna Director Agreement, Mr. Ardagna shall serve as Director for an initial term to last until the next annual stockholders meeting, unless otherwise ending pursuant to the terms contained therein. Mr. Ardagna will receive a monthly cash stipend of $1,500 for his service as a Director, which shall increase to $2,000 per month for as long as he serves as a chair of either the Audit Committee, Compensation Committee or Nominating Committee. Mr. Ardagna may also receive additional cash stipends for attending meetings of the Board and committee meetings, whether in-person or telephonically. Additionally, Mr. Ardagna was issued One Thousand (1,000) shares of the Company's common stock upon the execution of the Ardagna Director Agreement, and, upon the last day of each fiscal quarter commencing in the quarter when the Ardagna Director Agreement became effective, the number of shares of the Company's common stock equivalent to $7,500, as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter. Mr. Ardagna also received, upon execution of the Ardagna Director Agreement, a non-qualified stock option to purchase up to Three Thousand Seven Hundred Fifty (3,750) shares of the Company's common stock at an exercise price per share equal to $20.00, which shall be exercisable for a period of five years and vest in equal amounts over a period of three years at the rate of Three Hundred Thirteen (313) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the Ardagna Director Agreement became effective, and pro-rated for the number of days the Mr. Ardagna serves on the Board during the fiscal quarter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 13, 2017, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

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

Shareholder	Common Stock Owned Beneficially		Percent of Class (1)	Series A Preferred Stock Owned Beneficially	Percent of Class (2)

Jeffrey Cosman, Chief Executive Officer, Chairman	1,318,560	(3)	18.19%	51	100%
12540 Broadwell Road, Suite 2104
Milton, GA 30004

Joseph D'Arelli, Chief Financial Officer	15,000		* %		0%
12540 Broadwell Road, Suite 2104
Milton. GA 30004

Walter H. Hall	100,350		1.45%		0%
12540 Broadwell Road, Suite 2104
Milton, GA 30004

Joseph Ardagna	4,006		* %		0%
12540 Broadwell Road, Suite 2104
Milton, GA 30004

Jackson Davis	4,006		* %		0%
12540 Broadwell Road, Suite 2104
Milton, GA 30004

Thomas Cowee	4,006		* %		0%
12540 Broadwell Road, Suite 2104
Milton, GA 30004

All directors and officers as a group (5 persons)(3)	1,445,928		19.64%	51	100%

5% or greater shareholders

Clayton Struve	1,120,772	(4)	15.73%	0	0%
175 W. Jackson Blvd., Suite 440
Chicago, IL 60604

The Goldman Sachs Group, Inc.	421,326		6.07%	0	0%
200 West Street
New York, NY 10282

Total(3)(4)	2,988,026		40.22%	51	100%

* denoted less than 1%

(1)	Based on a total of 6,944,244 shares of common stock outstanding as of April 13, 2017, except as otherwise indicated.
(2)	Based on a total of 51 shares of Series A Preferred outstanding as of April 13, 2017.
(3)	Includes 1,560 shares of the common stock of the Company issued to Rush the Puck, LLC, a limited liability company in which Mr. Cosman and his wife are the sole members. Includes 302,663 warrants to purchase common stock at an exercise price of $5.16 per share.
(4)	Includes 181,598 warrants to purchase common stock at an exercise price of $5.16 per share.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Changes in Control

We are not aware of any arrangements that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Description of Securities

General

Our authorized capital stock consists of 75,000,000 shares of common stock, par value of $0.025 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share. As of April 13, 2017 there were 6,944,244 shares of our common stock issued and outstanding held by 87 holders of record. We currently have 51 shares of Series A Preferred Stock authorized of which 51 shares of Series A Preferred Stock are issued and outstanding. There are currently no shares of Series B Preferred Stock and no shares of Series C Preferred Stock issued and outstanding.

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

Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock par value $0.001 per share, of which three classes have been designated. The Series A Preferred Stock has 51 shares issued and outstanding; the Series B Preferred Stock has 0 shares issued and outstanding and the Series C Preferred Stock has 0 shares issued and outstanding.

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

Warrants

The Company has issued 3,112,871 warrants to purchase common stock, which are exercisable at $5.16 per share immediately upon issuance and at any time up to the date that is five years from the date of issuance. The warrants will be exercisable, at the option of each holder, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of our common stock purchased upon such exercise (except in the case of a cashless exercise as discussed below). Unless otherwise specified in the warrant, the holder will not have the right to exercise any portion of the warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants.

The exercise price and the number of shares of common stock purchasable upon the exercise of the warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of our common stock.

Subject to applicable laws, the warrants may be transferred at the option of the holders upon surrender of the warrants to us together with the appropriate instruments of transfer.

The warrants will be issued in registered form under a warrant agency agreement between Issuer Direct Corporation, as warrant agent, and us.

If, at any time while the warrants are outstanding, (1) we consolidate or merge with or into another corporation and we are not the surviving corporation, (2) we sell, lease, license, assign, transfer, convey or otherwise dispose of all or substantially all of our assets, (3) any purchase offer, tender offer or exchange offer (whether by us or another individual or entity) is completed pursuant to which holders of our shares of common stock are permitted to sell, tender or exchange their shares of common stock for other securities, cash or property and has been accepted by the holders of 50% or more of our outstanding shares of common stock, (4) we effect any reclassification or recapitalization of our shares of common stock or any compulsory share exchange pursuant to which our shares of common stock are converted into or exchanged for other securities, cash or property, or (5) we consummate a stock or share purchase agreement or other business combination with another person or entity whereby such other person or entity acquires more than 50% of our outstanding shares of common stock, each a “Fundamental Transaction,” then upon any subsequent exercise of the warrants, the holder thereof will have the right to receive the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of warrant shares then issuable upon exercise of the warrant, and any additional consideration payable as part of the Fundamental Transaction.

Except as otherwise provided in the warrants or by virtue of such holder’s ownership of shares of our common stock, the holder of a warrant does not have the rights or privileges of a holder of our common stock, including any voting rights, until the holder exercises the warrant.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Meridian Waste Solutions, Inc. 2016 Equity and Incentive Plan authorizes the issuance of up to 375,000 shares of common stock, of which 227,700 have been issued, subject to restriction. The 2016 Equity and Incentive Plan has been approved by our shareholders.

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

In December 2016, Walter H. Hall, Jr., the Company’s Chief Operating Officer, President, and member of the Board, advanced $250,000 to the Company for certain operational expenses. On January 30, 2017, the Company returned such amount in full, together with interest of $20,000. Such transaction was ratified and approved unanimously by the Board, including by a majority of the directors who were not interested in such transaction.

In the event a related party transaction is proposed, such transaction will be presented to our board of directors for consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties. The Company does not believe that the provisions of Item 404(c) of Regulation S-K apply to our chief executive officer, Mr. Cosman, as a control person of the Company because the Company is not a shell company and Mr. Cosman is not part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a shell company.

Item 14. Principal Accounting Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our present and former accountants during 2016 and 2015.

	Fiscal 2016	Fiscal 2015
Audit Fees	$215,000	$68,500
Audit-Related Fees	125,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$340,000	$68,500

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

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and acquisition audits

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following Exhibits are filed as part of this report.

Exhibit No.	Description
1.1	Underwriting Agreement dated January 24, 2017, by and among Meridian Waste Solutions, Inc. and Joseph Gunnar & Co., LLC as representative of the several underwriters named therein. (incorporated herein by reference to Exhibit 1.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on January 26, 2017)

3.1	Restated Certificate of Incorporation of Brooklyn Cheesecake & Deserts Company, Inc. (incorporated herein by reference to Exhibit 3.1 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

3.2	Certificate of Amendment of the Certificate of Incorporation of Brooklyn Cheesecake and Desserts Company, Inc. (incorporated herein by reference to Exhibit 3.1 to the Brooklyn Cheesecake & Desserts Company, Inc. Annual Report on Form 10-K filed with the SEC on April 15, 2015)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on July 25, 2016)

3.4	Amended and Restated By-laws of Brooklyn Cheesecake & Deserts Company, Inc. (incorporated herein by reference to Exhibit 3.2 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

3.5	By-Laws of Brooklyn Cheesecake & Dessert Acquisition Corp. (incorporated herein by reference to Exhibit 3.21 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

4.1	First Amendment to Credit and Guaranty Agreement, dated as of March 9, 2016, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and certain subsidiaries of Holdings, as Guarantors, the Lenders party hereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated herein by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 15, 2016)

4.2	Credit and Guaranty Agreement, dated as of December 22, 2015, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and certain subsidiaries of Holdings, as Guarantors, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated herein by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.3	Tranche A Term Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $40,000,000, dated December 22, 2015 (incorporated herein by reference to Exhibit 4.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.4	MDTL Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $10,000,000, dated December 22, 2015 (incorporated herein by reference to Exhibit 4.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.5	Revolving Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $5,000,000, dated December 22, 2015 (incorporated herein by reference to Exhibit 4.4 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.6	Purchase Warrant for Common Shares issued in favor of Goldman, Sachs & Co., dated December 22, 2015 (incorporated herein by reference to Exhibit 4.5 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.7	Pledge and Security Agreement between the grantors party thereto and Goldman Sachs Specialty Lending Group, L.P., dated December 22, 2015 (incorporated herein by reference to Exhibit 4.6 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.8	Note and Warrant Purchase Agreement and Security Agreement, by and among Meridian Waste Solutions, Inc., Here to Serve - Missouri Waste Division, LLC, Here to Serve - Georgia Waste Division, LLC, Meridian Land Company, LLC, certain subsidiaries of the Company, the purchasers from time to time party thereto and Praesidian Capital Opportunity Fund III, LP, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.9	Note A, issued in favor of Praesidiant Capital Opportunity Fund III, LP, in the principal amount of $2,644,812.57, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.2 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.10	Note A, issued in favor of Praesidian Capital Opportunity Fund III-a, LP, in the principal amount of $1,025,187.43, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.3 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.11	Note B, issued in favor of Praesidian Capital Opportunity Fund III, LP, in the principal amount of $5,170,716.68, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.4 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.12	Note B, issued in favor of Praesidian Capital Opportunity Fund III-a, LP, in the principal amount of $2,004,283.32, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.5 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.13	Warrant issued in favor of Praesidian Capital Opportunity Fund III, LP, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.6 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.14	Warrant issued in favor of Praesidian Capital Opportunity Fund III-a, LP, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.7 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.15	Warrant Cancellation and Stock Issuance Agreement made and entered into as of December 22, 2015, by and among Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 4.15 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.16	Convertible Promissory Note, issued in favor of Timothy Drury, in the principal amount of $1,250,000, dated December 22, 2015 (incorporated herein by reference to Exhibit 4.16 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.17	Form of Warrant – June 2016 (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2016)

4.18	Second Amendment to Credit and Guaranty Agreement, dated as of July 19, 2016, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and certain subsidiaries of Holdings, as Guarantors, the Lenders party hereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated herein by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on July 25, 2016)

4.19	Amended and Restated Purchase Warrant for Common Shares issued in favor of Goldman, Sachs & Co., dated July 19, 2016 (incorporated herein by reference to Exhibit 4.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on July 25, 2016)

4.20	Form of Warrant Agency Agreement by and between Meridian Waste Solutions, Inc. and Issuer Direct Corporation and Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.20 to Meridian Waste Solutions, Inc. Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on November 18, 2016)

4.21	Waiver and Amendment Letter, dated as of August 16, 2016, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and Goldman Sachs Specialty Lending Group, L.P., as administrative agent for the Lenders, Collateral Agent, and Lead Arranger (incorporated herein by reference to Exhibit 4.4 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 15, 2016)

4.22	Fourth Amendment to Credit and Guaranty Agreement, dated as of November 11, 2016, entered into by and among Here to Serve –Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake& Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and certain subsidiaries of Holdings, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as administrative agent for the Lenders, Collateral Agent, and Lead Arranger (incorporated herein by reference to Exhibit 4.5 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 15, 2016)

4.23	Form of Warrant Cancellation and Stock Issuance Agreement by and between Meridian Waste Solutions, Inc. and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 4.23 to the Meridian Waste Solutions, Inc. Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on November 18, 2016)

4.24	Warrant Cancellation and Stock Issuance Agreement, dated as of December 9, 2016, by and between Meridian Waste Solutions, Inc. and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 4.24 to the Meridian Waste Solutions, Inc. Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on December 12, 2016)

4.25	Amended and Restated Warrant Cancellation and Stock Issuance Agreement, dated as of January 9, 2017, by and between Meridian Waste Solutions, Inc. and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 4.25 to the Meridian Waste Solutions, Inc. Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on January 11, 2017)

4.26	Amended and Restated Credit and Guaranty Agreement, dated as of February 15, 2017, among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Meridian Waste Operations, Inc., Meridian Land Company, LLC, Christian Disposal, LLC, FWCD, LLC, The CFS Group, LLC, The CFS Group Disposal and Recycling Services, LLC, RWG5, LLC, Meridian Waste Missouri, LLC, and Meridian Innovations, LLC, as Companies, Meridian Waste Solutions, Inc., as Holdings, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.27	Amended and Restated Tranche A Term Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $65,500,000, dated February 15, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.28	Tranche B Term Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $8,600,000, dated February 15, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.29	Amended and Restated MDTL Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $10,000,000, dated February 15, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.30	Amended and Restated Revolving Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $5,000,000, dated February 15, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.31	Amended and Restated Pledge and Security Agreement between the grantors party thereto and Goldman Sachs Specialty Lending Group, L.P., dated February 15, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

10.1	Employment Agreement by and between Here to Serve Holding Corp. and Jeffrey S. Cosman dated January 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2014)

10.2	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Definitive 14A filed with the SEC on July 15, 2004)

10.3	Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on February 17, 2015)

10.4	Solid Waste Municipal Contract by and between the City of Wildwood, Missouri, and Meridian Waste Services LLC (incorporated herein by reference to Exhibit 10.4 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on February 17, 2015)

10.5	Solid Waste Municipal Contract by and between the City of Florissant, Missouri, and Meridian Waste Services LLC (incorporated herein by reference to Exhibit 10.5 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on February 17, 2015)

10.6	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 29, 2016)

10.7	Employment Agreement, dated March 11, 2016, by and between the Company and Jeffrey Cosman (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 17, 2016)

10.8	Form of Director Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 17, 2016)

10.9	Executive Employment Agreement, dated March 11, 2016, by and between the Company and Walter Hall (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 17, 2016)

10.10	Meridian Waste Solutions, Inc, 2016 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.11	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.12	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.13	Form of Nonqualified Stock Option Agreement (Employee) (incorporated herein by reference to Exhibit 10.4 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.14	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.15	Amended and Restated Membership Interest Purchase Agreement made and entered into as of October 16, 2015, by and among Timothy M. Drury; Christian Disposal LLC; FWCD, LLC; Meridian Waste Solutions, Inc.; Here to Serve Missouri Waste Division, LLC; and Here to Serve Georgia Waste Division, LLC(incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on October 22, 2015)

10.16	First Amendment to Amended and Restated Membership Interest Purchase Agreement by and among Timothy M. Drury; Christian Disposal LLC; FWCD, LLC; Meridian Waste Solutions, Inc.; Here to Serve Missouri Waste Division, LLC; and Here to Serve Georgia Waste Division, LLC, dated December 4, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 9, 2015)

10.17	Lease Agreement, dated December 22, 2015, by and between 4551 Commerce Holdings LLC and Christian Disposal, LLC (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.18	Employment Agreement, dated December 22, 2015, by and among Christian Disposal, LLC, Meridian Waste Solutions, Inc. and Patrick McLaughlin (incorporated herein by reference to Exhibit 10.4 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.19	Asset Purchase Agreement made and entered into as of November 13, 2015, by and between Meridian Land Company, LLC and Eagle Ridge Landfill, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 18, 2015)

10.20	First Amendment to Asset Purchase Agreement by and among Meridian Land Company, LLC, Eagle Ridge Landfill, LLC, Meridian Waste Solutions, Inc., and WCA Waste Corporation, dated December 18, 2015 (incorporated herein by reference to Exhibit 10.6 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.21	Membership Interest Purchase Agreement, dated as of February 12, 2015 (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 2, 2015)

10.22	Form of Business Loan and Security Agreement, dated February 17, 2015, as amended (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 2, 2015)

10.23	Form of Business Loan and Security Agreement, dated February 19, 2015, as amended (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 2, 2015)

10.24	Pledge Agreement by and among Meridian Waste Solutions, Inc., the pledgors party thereto and Praesidian Capital Opportunity Fund III, LP, dated August 6, 2015 (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

10.25	Form of First Amendment to Director Agreement dated April 13, 2016 (incorporated herein by reference to Exhibit 10.27 to the Meridian Waste Solutions, Inc. Annual Report on Form 10-K filed with the SEC on April 14, 2016)

10.26	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 29, 2016)

10.27	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2016)

10.28	Form of First Amendment to Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 17, 2016)

10.29	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 17, 2016)

10.30	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on July 25, 2016)

10.31	Form of Securities Exchange Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on October 18, 2016)

10.32	Form of Securities Exchange Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on September 1, 2016)

10.33	Form of Securities Exchange Agreement (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on September 1, 2016)

10.34	Amendment to Executive Employment Agreement, dated November 29, 2016, by and between the Company and Jeffrey Cosman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2016)

10.35	Executive Employment Agreement, dated November 29, 2016, by and between the Company and Joseph D’Arelli (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2016)

10.36	Second Amendment to Executive Employment Agreement, dated December 5, 2016, by and between the Company and Jeffrey Cosman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2016)

10.37	Amendment to Executive Employment Agreement, dated December 5, 2016, by and between the Company and Walter H. Hall, Jr. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2016)

10.38	Amendment to Executive Employment Agreement, dated December 5, 2016, by and between the Company and Joseph D’Arelli (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2016)

10.39	Registration Rights Agreement dated as of January 30, 2017, entered into by and between Meridian Waste Solutions, Inc., and Goldman, Sachs & Co. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2017)

10.40	Membership Interest Purchase Agreement made and entered into as of February 15, 2017, by and between Meridian Waste Solutions, Inc. and the Waste Services Industries, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

23.1	Consent of Independent Registered Accounting Firm.*

23.2	Consent of Independent Registered Accounting Firm.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN WASTE SOLUTIONS, INC.

Date: April 17, 2017	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph D’Arelli
	Name:	Joseph D’Arelli
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Cosman	Chief Executive Officer, Chairman	April 17, 2017
Jeffrey Cosman	Principal Executive Officer

/s/ Joseph D’Arelli	Chief Financial Officer	April 17, 2017
Joseph D’Arelli	Principal Financial Officer and Principal Accounting Officer

/s/ Walter H. Hall, Jr.	President, Chief Operating Officer, Director	April 17, 2017
Walter H. Hall, Jr.

/s/ Thomas Cowee	Director	April 17, 2017
Thomas Cowee

/s/ Jackson Davis, Jr.	Director	April 17, 2017
Jackson Davis, Jr.

/s/ Joseph Ardagna	Director	April 17, 2017
Joseph Ardagna

Meridian Waste Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2016 and 2015

for the periods ending January 1, 2016 to December 31, 2016 and

January 1, 2015 to December 31, 2015

Meridian Waste Solutions, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Meridian Waste Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Meridian Waste Solutions, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Waste Solutions, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado

April 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Meridian Waste Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Meridian Waste Solutions, Inc. and Subsidiaries as of December 31, 2015 and the related consolidated statement of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Waste Solutions, Inc. and Subsidiaries at December 31, 2015 and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ D’Arelli Pruzansky, P.A.

Certified Public Accountants

Coconut Creek, Florida

April 13, 2016

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2016	DECEMBER 31, 2015
Assets
Current assets:
Cash	$823,272	$2,729,795
Short-term investments - Restricted	1,953,969	-
Accounts receivable, net of allowance	2,540,657	1,707,818
Prepaid expenses	746,776	427,615
Other current assets	39,895	52,359
Total current assets	6,104,569	4,917,587

Property, plant and equipment, at cost net of accumulated depreciation	16,797,015	14,433,740
Landfill assets, net of accumulated amortization	3,278,817	3,393,476
Assets held for sale	395,000	-

Other assets:
Investment in related party	360,763	364,185
Other assets	144,793	10,954
Contract receivable	179,067	-
Goodwill	7,234,420	7,479,642
Customer list, net of accumulated amortization	14,553,629	19,500,362
Non-compete, net of accumulated amortization	114,680	155,699
Website, net of accumulated amortization	38,819	10,904
Total other assets	22,626,171	27,521,746
Total assets	$49,201,572	$50,266,549

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$3,327,618	$1,988,050
Accrued expenses	1,998,531	280,069
Notes payable, related parties	609,891	359,891
Deferred compensation	769,709	996,380
Deferred revenue	3,431,869	2,912,264
Convertible notes due related parties, includes put premiums	-	15,065
Contingent liability	-	1,000,000
Derivative liability	3,343,623	2,820,000
Current portion of long-term debt	1,385,380	417,119
Total current liabilities	14,866,621	10,788,838

Long - term liabilities:
Asset retirement obligation	5,299	200,252
Deferred Tax Liability	193,482	-
Long - term debt, net of current	41,810,733	39,170,796
Total long - term liabilities	42,009,514	39,371,048
Total liabilities	56,876,135	50,159,886

Commitments and contingencies (notes 9 and 11)

Preferred Series C stock redeemable, cumulative, stated value $100 per share, par value $.001, 67,361 shares authorized, 35,750 and 0 shares issued and outstanding, respectively	2,644,951	-

Shareholders' (deficit) equity:
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, 0 and 71,210 issued and outstanding	-	71
Common stock, par value $.025, 75,000,000 shares authorized, 1,712,471 and 1,051,933 shares issued and 1,700,971 and 1,040,433 shares outstanding, respectively	42,812	26,298
Treasury stock, at cost, 11,500 shares	(224,250)	(224,250)
Additional paid - in capital	35,353,209	28,124,160
Accumulated deficit	(45,491,285)	(27,819,616)
Total shareholders' (deficit) equity	(10,319,514)	106,663
Total liabilities and shareholders' (deficit) equity	$49,201,572	$50,266,549

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	DECEMBER 31, 2016	DECEMBER 31, 2015
Revenue
Services	$31,727,673	$13,506,097

Cost of sales and services
Cost of sales and services	19,236,768	8,521,379
Depreciation	3,510,992	1,614,225

Total cost of sales and services	22,747,760	10,135,604

Gross profit	8,979,913	3,370,493

Expenses
Bad debt expense	519,911	37,467
Depreciation and amortization	4,091,151	2,940,724
Impairment expense	1,255,267	-
Selling, general and administrative	17,032,394	14,662,704

Total expenses	22,898,723	17,640,895

Other income (expenses):
Miscellaneous income (expense)	(3,235)	27,623
Gain (loss) on disposal of assets	5,146	(21,851)
Unrealized gain on interest rate swap	-	40,958
Unrealized gain (loss) on change in fair value of derivative liability	159,997	(1,664,213)
Loss on extinguishment of debt	-	(1,899,161)
Loss from proportionate share of equity method investment	(3,422)	(70,347)
Unrealized loss on investment	(2,235)	-
Gain on contingent liability	1,000,000	-
Interest income	12,478	-
Interest expense	(4,728,106)	(1,374,497)

Total other expenses	(3,559,377)	(4,961,488)

Loss before income taxes	(17,478,187)	(19,231,890)

Provision for income taxes	(193,482)	-

Net loss	$(17,671,669)	$(19,231,890)

Basic net loss per share	$(13.95)	$(26.58)

Weighted average number of shares outstanding
(Basic and Diluted)	1,266,513	723,429

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Shares	Common Stock, Par	Preferred Series A Shares	Preferred Series A Stock, Par	Preferred Series B Shares	Preferred Series B Stock, Par		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2014	498,171	$12,454	51	$-	71,210	$71		$(224,250)	$14,606,927	(8,587,726)	5,807,476

Common stock exchanged for services	78,678	1,967	-	$-	-	$-		-	$829,003	-	830,970

Common stock issued for compensation	284,542	7,114	-	-	-	-		-	$7,349,066	-	7,356,180

Common stock issued for conversion of related party debt	23,042	576	-	-	-	-		-	318,351	-	318,927

Common stock issued in connection with Membership Purchase	87,500	2,187	-	-	-	-		-	2,622,813	-	2,625,000

Common stock issued in connection with cancellation of Praesidian warrants	80,000	2,000	-	-	-	-		-	2,398,000	-	2,400,000

Net loss	-	-	-	-	-	-		-	-	(19,231,890)	(19,231,890)

Balance December 31, 2015	1,051,933	26,298	51	-	71,210	71		(224,250)	28,124,160	(27,819,616)	106,663

Common stock sold in private placement, net of fees	102,679	2,567	-	-	-	-		-	2,153,683	-	2,156,250

Common stock issued to placement agent	4,154	104	-	-	-	-		-	(104)	-	-

Common stock issued for services	25,859	646	-	-	-	-		-	778,339	-	778,985

Common stock issued for compensation	130,525	3,264	-	-	-		-	-	3,670,235	-	3,673,499

Vesting of common shares	-	-	-	-	-	-		-	2,764,501	-	2,764,501

Common stock exchanged for preferred stock mezzanine	(102,679)	(2,567)	-	-	-	-		-	(2,128,426)	-	(2,130,993)

Preferred stock converted to common stock	500,000	12,500	-	-	(71,210)	(71)		-	(12,429)	-	-

Vesting of common stock options	-	-	-	-	-	-		-	3,250	-	3,250

Net loss	-	-	-	-	-	-		-	-	(17,671,669)	(17,671,669)

Balance December 31, 2016	1,712,471	$42,812	51	$-	-	$-		$(224,250)	$35,353,209	$(45,491,285)	$(10,319,514)

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	DECEMBER 31, 2016	DECEMBER 31, 2015
Cash flows from operating activities:
Net loss	$(17,671,669)	$(19,231,890)
Adjustments to reconcile net loss to net cash provided from (used in) operating activities:
Depreciation and amortization	7,602,143	4,554,949
Amortization of capitalized loan fees & debt discount	562,621	-
Unrealized gain on swap agreement	-	(40,958)
Unrealized (gain) loss on derivatives	(159,997)	1,664,213
Bad debt expense	519,911	-
Stock issued to vendors for services	778,985	830,970
Stock issued to employees as incentive compensation	6,441,250	7,356,180
Loss on extinguishment of debt	-	1,899,161
Impairment expense	1,255,267	-
Gain on extinguishment of contingent liability	(1,000,000)	-
Loss from proportionate share of equity investment	3,422	70,347
(Gain) loss on disposal of assets	(5,146)	21,851
Changes in working capital items net of acquisitions:
Accounts receivable, net of allowance	(1,352,750)	325,322
Prepaid expenses and other current assets	(440,036)	(71,247)
Deposits	(500)	(2,651)
Accounts payable and accrued expenses	3,048,735	642,797
Deferred compensation	(226,671)	267,380
Deferred revenue	519,605	(112,361)
Deferred tax liability	193,482	-
Net cash provided from (used in) operating activities	68,652	(1,825,937)

Cash flows from investing activities:
Cash portion paid for acquisition	-	(22,667,862)
Landfill additions	(429,417)	-
Acquisition of property, plant and equipment	(6,305,372)	(1,280,011)
Purchases of short-term investments	(1,953,969)	-
Cash proceeds received from post acquisition settlement	245,222	-
Proceeds from sale of property, plant and equipment	46,975	79,737
Direct financing lease	(179,067)	-
Net cash used in investing activities	(8,575,628)	(23,868,136)

Cash flows from financing activities:
(Repayments) borrowings on notes due related parties	250,000	(134,785)
Repayments on line of credit	-	(1,675,160)
Increase in capitalized loan fees	-	(1,395,903)
Proceeds from loans	3,195,000	52,207,716
Proceeds from issuance of common stock, net of placement fees of $143,750	2,156,250	-
Proceeds from issuance of Series C Preferred Stock, net of placement fees of $79,688	1,195,312	-
Principal payments on notes payable	(196,109)	(21,016,907)
Net cash provided from financing activities	6,600,453	27,984,961

Net change in cash	(1,906,523)	2,290,888

Beginning cash	2,729,795	438,907

Ending cash	$823,272	$2,729,795

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,165,485	$1,374,497

Supplemental Non-Cash Investing and Financing Information:
Contingent liability in conjunction with acquisition	$-	$1,000,000
Convertible promissory note issued for acquisition	$-	$1,250,000
Reacquisition and exchange of common stock and related top off provision through the issuance of Preferred Stock C (and related derivative liability)	$2,130,993	$-
Stock as consideration in acquisition	$-	$2,625,000
Stock for cancellation of warrants	$-	$2,400,000
Stock in exchange for forgiveness of debt	$-	$318,927
Preferred stock converted to common stock	$12,500	$-
Common Stock issued to placement agent	$58,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND ORGANIZATION

The Company is a regional, vertically integrated solid waste services company that provides collection, transfer, disposal and landfill services. The Company is primarily in the business of residential and commercial waste disposal and hauling and has contracts with various cities and municipalities. The majority of the Company’s customers are located in the St. Louis metropolitan and surrounding areas.

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

(1) Here To Serve Missouri Waste Division, LLC (“HTSMWD”), a Missouri Limited Liability Company;

(2) Here To Serve Georgia Waste Division, LLC (“HTSGWD”), a Georgia Limited Liability Company;

(3) Meridian Land Company, LLC (“MLC”), a Georgia Limited Liability Company;

(4) Christian Disposal, LLC and subsidiary (“CD”), a Missouri Limited Liability Company.

In 2014, HTSMWD purchased the assets of a large solid waste disposal company in the St. Louis, Missouri market. This acquisition is considered the platform company for future acquisitions in the solid waste disposal industry. HTSGWD was created to facilitate expansion in this industry throughout the Southeast.

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

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2016 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Meridian Land Company, LLC, Here to Serve Technology, LLC, Here To Serve Georgia Waste Division, LLC, Brooklyn Cheesecake & Dessert Acquisition Corp, Meridian Waste Missouri, LLC and Christian Disposal, LLC. The following two subsidiaries of the Company, Here To Serve Georgia Waste Division, LLC and Here to Serve Technology, LLC ("HTST"), had no operations during the period. The consolidated financial statements for the year-ended December 31, 2015 include the operations of the Company and its wholly-owned subsidiaries, Here To Serve Missouri Waste Division, LLC, Here To Serve Georgia Waste Division, LLC, Brooklyn Cheesecake & Acquisition Corp., and Here to Serve Technology, LLC.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

We have experienced recurring operating losses in recent years. Because of these losses, the Company had negative working capital of approximately $8,800,000. In addition, as of December 31, 2016, the Company was in violation of covenants within its credit agreement with Goldman, Sachs & Co. The lenders and agents and the Company and its affiliates entered into a waiver and amendment letter on April 11, 2017 whereby the covenant violations at December 31, 2016 were waived.

During 2016, the Company was able to obtain additional financial capital through the following transactions: (1) $2.2 million raised through the sale of common stock; (2) $1.2 million raised through the sale of Series C Preferred Stock; and (3) $3.2 million raised through the issuance of debt. During 2016, we implemented several measures to reduce our cash outflow for operations. These measures including absorbing recently acquired businesses into our corporate structure and becoming a more vertically integrated entity. The Company was able to generate positive cash flow from operating activities of approximately $70,000 for the year-ended December 31, 2016. In addition, as of December 31, 2016, the Company had approximately $800,000 in cash to cover its short term cash requirements. Further, the Company has approximately $12,000,000 of borrowing capacity on its multi-draw term loans and revolving commitments. See note 5, under the heading Goldman Sachs Credit Agreement. This borrowing capacity is available for working capital and general corporate purposes.

Further, in 2017, the Company raised additional capital with the January 30, 2017 equity offering that raised approximately $11 million dollars. See note 15, Subsequent Events. Also in 2017, the Company completed a significant $42 million acquisition of a waste management business in Virginia that is expected to be accretive to operating cash flows in 2017.

The Company has prepared its business plan for the ensuing twelve months, and believes it has sufficient resources to operate for the ensuing 12 month period. The Company’s objectives in preparing this plan include (1) expanding the geographical footprint of the entity and focusing on integrating the various business units into the Company to maximize synergies and operational savings; (2) aggressively renegotiating contracts to increase revenue; and (3) aggressively seeking additional contracts in Missouri and surrounding areas. The Company has already been successful in increasing rates on several recently negotiated contracts and acquiring additional contracts in the St. Louis area, both of which are accretive to net income and operating cash flow.

The Company believes that because of (1) the additional financial capital realized in 2016 and 2017, as described above, and (ii) the actions it has already implemented to reduce operating costs and grow revenue, the Company has sufficient financial resources to operate for the ensuing 12 months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2016 and 2015 the Company had no cash equivalents. Short-term investments consist of investments that have a remaining maturity of less than one year as of the date of the balance sheet.

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized cost, which approximates fair market value, on our Consolidated Balance Sheet. Our short-term investments’ contractual maturities occur before March 31, 2017. The short-term investment of $1,953,969 is currently restricted as this amount is collateralizing a letter of credit needed for our performance bond.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term investments, accounts receivable, account payable, accrued expenses, derivative liabilities and notes payable. The carrying amount of these financial instruments approximates fair value due to length of maturity of these instruments.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. The Company uses a Monte Carlo simulation put option Black-Scholes Merton model. For less complex derivative instruments, such as freestanding warrants, the Company generally use the Black Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative loss. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given year result in the application of non-cash derivative gain.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

See Notes 5 and 6 under the heading "Derivative Liabilities" for a description and valuation of the Company's derivative instruments.

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the year-ended December 31, 2016, the Company experienced impairment expense of its customer lists, see note 4. No other impairments were noted during the year-ended December 31, 2016, and December 31, 2015.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of Accounting Standards Codification (‘ASC”) 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. In assessing the extent to which net deferred tax assets may be realized, we consider whether it is more-likely-than-not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Due to historical losses, and the losses that we projected at the time of determination, we were required under the more-likely-than-not accounting standard to record a valuation allowance against the net deferred tax assets because we anticipated that we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences.. Estimates may change as new events occur, estimates of future taxable income during the carryforward period are reduced or increased, additional information becomes available or operating environments change, which may result in a full or partial reversal of the valuation allowance. We will continue to assess the adequacy of the valuation allowance on a quarterly basis.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2016, tax years ended December 31, 2015, 2014, and 2013 are still potentially subject to audit by the taxing authorities.

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

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At December 31, 2016 and December 31, 2015 the Company had approximately $3,000,000 and $2,300,000 of gross trade receivables, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. For the year ended December 31, 2015 we reviewed the adequacy and adjusted our allowance for doubtful accounts on a specific identification ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. For the year ended December 31, 2016 we also include a general reserve component determined based off of receivable agings. If the financial condition of our customers were to deteriorate, additional allowances may be required. The result of this change in estimate resulted in an increase compared to the year ended December 31, 2015 to the allowance for doubtful accounts by approximately $500,000 in the year ended December 31, 2016, or $0.39 per share (basic and diluted) for the year ended December 31, 2016. At December 31, 2016 and December 31, 2015 the Company had approximately $500,000 and $6,000 recorded for the allowance for doubtful accounts, respectively.

Property, plant and equipment

The cost of property, plant, and equipment is depreciated over the estimated useful lives (ranging from 5 -39 years) of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs will be capitalized and expensed if it benefits future periods.

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

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date was November 30, 2016 and qualitative considerations indicated no impairment.

Website Development Costs

The Company accounts for website development costs in accordance with “ASC” 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred.

Landfill Accounting

Capitalized landfill costs

Cost basis of landfill assets — The Company capitalizes various costs that are incurred to make a landfill ready to accept waste. These costs generally include expenditures for land (including the landfill footprint and required landfill buffer property); permitting; excavation; liner material and installation; landfill leachate collection systems; landfill gas collection systems; environmental monitoring equipment for groundwater and landfill gas; and directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. The cost basis of our landfill assets also includes asset retirement costs, which represent estimates of future costs associated with landfill final capping, closure and post-closure activities. These costs are discussed below.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the year ended December 31, 2016 we inflated these costs in current dollars until the expected time of payment using an inflation rate of 1.78%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations at December 31, 2016 is approximately 9%.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense.

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in “operating” expenses within our Consolidated Statements of Operations. Due to the downward revision of the asset retirement obligation at the end of the year the net effect was nill to the Consolidated Statement of Operations. The downward revision was due to several factors, but primarily due to the increase in the useful life of our landfill because of the advancement of our landfill expansion.

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

For the year ended December 31, 2016 the Company operations related to its landfill assets and liability are presented in the tables below:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Landfill Assets

Beginning Balance	$3,393,476	$3,396,519
Capital Additions	417,548	-
Amortization of landfill assets	(337,254)	(3,043)
Asset retirement adjustments	(194,953)	-
Total Landfill Assets	$3,278,817	$3,393,476

Landfill Asset Retirement Obligation

Beginning Balance	$200,252	$196,519
Obligations incurred and capitalized	-	-
Obligations settled	-	-
Interest accretion	-	3,733
Revisions in estimates and interest rate assumption	(194,953)	-
Total Landfill Liabilities	$5,299	$200,252

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the year ended December 31, 2016, the Company had one contract that accounted for approximately 11% of the Company's revenue. During the year ended December 31, 2015, the Company had two contracts that accounted for approximately 44% of the Company’s revenues, with one of such contracts accounting for approximately 26% and the other such contract accounting for approximately 18% of the Company’s revenues.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At December 31, 2016 the Company had one convertible note outstanding that is convertible into common shares. Additionally, the Company issued stock warrants and stock options for 148,777 and 12,250 common shares, respectively. These are not presented in the consolidated statement of operations since the Company incurred a loss and the effect of these shares is anti-dilutive.

For the year ended December 31, 2016, the Company had 151,359 of weighted-average common shares relating to the convertible note, under the if-converted method, however, these shares are not dilutive because the Company recorded a loss during the fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At December 31, 2016, and December 31, 2015 the Company had a series of convertible notes, warrants and stock options outstanding that could be converted into approximately, 600,000 and 130,000 common shares, respectively. These are not presented in the consolidated statements of operations since the Company incurred a loss and the effect of these shares is anti- dilutive.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 (“ASC 718”) which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

The Company recorded stock based compensation expense of approximately $6,400,000 and $7,400,000 during the year ended December 31, 2016 and 2015, respectively, which is included in compensation and related expense on the statement of operations.

Recent Accounting Pronouncements

ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amended guidance is effective for the Company on January 1, 2017. The adoption of this amended guidance will not have a material impact on our consolidated financial statements.

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

The amended guidance is effective for the Company on January 1, 2019, with early adoption permitted. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statement and disclosures.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. Although effective for public business entities for financial statements issued for annual periods beginning after December 15, 2017, the standard allows early adoption and the Company has elected to do so. See Note 7 for additional information on deferred taxes.

ASU 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This standard became effective for all annual periods ending after December 15, 2016 and thus is effective and adopted for these financial statements.

Statement of Cash Flows - In August 2016, the FASB issued amended authoritative guidance associated with the classification of certain cash receipts and cash payments on the statement of cash flows. The amended guidance addresses specific cash flow issues with the objective of reducing existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. While we are still evaluating the impact of the amended guidance, we currently do not expect it to have a material impact on our consolidated financial statements.

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

Based on our work to date to assess the impact of this standard, we believe we have identified all material contract types and costs that may be impacted by this amended guidance. We expect to quantify and disclose the expected impact, if any, of adopting this amended guidance in the third quarter Form 10-Q. While we are still evaluating the impact of the amended guidance, we currently do not expect it to have a material impact on operating revenues.

Debt Issuance Costs — In April 2015, and as subsequently amended, the Financial Accounting Standards Board (“FASB”) issued amended authoritative guidance associated with debt issuance costs which were previously presented as assets related to recognized debt liabilities. The amended guidance requires that debt issuance costs, other than those costs related to line of credit arrangements, be presented on the balance sheet as a direct deduction from the related debt liability, which is similar to the presentation for debt discounts and premiums. This guidance was effective for the Company on January 1, 2016. The Company’s adoption of this guidance was applied retrospectively.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	December 31, 2016	December 31, 2015
Land	$1,550,000	$1,690,000
Buildings & Building Improvements	777,822	692,156
Furniture & office equipment	406,419	258,702
Containers	5,969,677	4,453,386
Trucks, Machinery, & Equipment	14,190,871	9,948,686

Total cost	22,894,789	17,042,930

Less accumulated depreciation	(6,097,774)	(2,609,190)

Net, property plant and equipment	$16,797,015	$14,433,740

As of December 31, 2016, the Company has $395,000 of land and building which are held for sale and not included in amounts noted above. These held for sale assets were not depreciated during the year ended December 31, 2016. Depreciation expense for the years ended December 31, 2016 and 2015 was $3,529,621 and $1,224,871, respectively.

NOTE 4 - INTANGIBLE ASSETS

In the year ended December 31, 2016, customer lists include the intangible assets related to customer relationships acquired through the acquisition of Christian Disposal and Eagle Ridge with a cost basis of $10,180,000. The customer list intangible assets are amortized over their useful life which ranged from 5 to 20 years. Amortization expense, excluding amortization of landfill assets of $337,254 and $3,043, amounted to $3,735,799 and $2,869,385 for the years ended December 31, 2016 and 2015 respectively. In June of 2016 the Company recorded $1,255,269 of impairment expense against the customer relationships due to the non-renewal of a Christian operating agreement. In addition, the contingent liability related to the Christian acquisition settled with no payment required and accordingly the $1,000,000 contingent liability recorded related was written off and recognized as other income.

The following tables set forth the intangible assets, both acquired and developed, including accumulated amortization as of December 31, 2016 and December 31, 2015:

	December 31, 2016
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Customer lists	9.8 years	$24,187,452	$9,633,823	$14,553,629
Non-compete agreement	3.2 years	206,000	91,320	114,680
Website	4.0 years	44,619	5,800	38,819
		$24,438,071	$9,730,943	$14,707,128

 NOTE 4 – INTANGIBLE ASSETS (CONTINUED)

	December 31, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Customer list	13.7 years	$24,187,452	$4,687,090	$19,500,362
Non-compete agreement	4.2 years	206,000	50,301	155,699
Website	3.9 years	13,920	3,016	10,904
		$24,407,372	$4,740,407	$19,666,965

The following table sets forth the future amortization of the Company’s intangible assets at December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
Customer list	$3,367,159	$3,367,159	$2,361,496	$853,001	$853,001	$3,751,813	$14,553,629
Non-compete agreement	40,337	40,337	22,836	11,170	-	-	114,680
Website	8,846	8,846	8,847	6,140	6,140	-	38,819
Total	$3,416,342	$3,416,342	$2,393,179	$870,311	$859,141	$3,751,813	$14,707,128

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES

The Company had the following long-term debt:

	December 31, 2016	December 31, 2015

Goldman Sachs - Tranche A Term Loan - LIBOR Interest	$40,000,000	$40,000,000
Goldman Sachs – Revolver	3,195,000	-
Convertible Notes Payable	1,250,000	1,250,000
Capitalized lease - financing company, secured by equipment	12,566	37,096
Equipment loans	270,225	395,119
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000
Less: debt issuance cost/fees	(1,195,797)	(1,416,697)
Less: debt discount	(1,810,881)	(2,152,603)
Total debt	43,196,113	39,587,915
Less: current portion	(1,385,380)	(417,119)
Long term debt less current portion	$41,810,733	$39,170,796

Goldman Sachs Credit Agreement

On December 22, 2015, in connection with the closing of acquisitions of Christian Disposal, LLC and certain assets of Eagle Ridge Landfill, LLC, the Company was extended certain credit facilities by certain lenders under a credit agreement among the Company, certain of its affiliates, the lenders party thereto and Goldman Sachs Specialty Lending Group, L.P., as administrative agent, collateral agent and lead arranger, consisting of $40,000,000 aggregate principal amount of Tranche A Term Loans, $10,000,000 aggregate principal amount of commitments to make Multi-Draw Term Loans and up to $5,000,000 aggregate principal amount of Revolving Commitments. During the year ended December 31, 2016, the Company borrowed $3,195,000 in relation to the Revolving Commitments.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

The proceeds of the loans were used to partially fund the acquisitions referenced above and refinance existing debt with Praesidian in the year ended December 31, 2015, among other things. The funds to pay off the Praesidian notes were distributed as follows:

Aggregate outstanding principal balance of the Notes	$10,845,043
Aggregate accrued but unpaid interest on the Notes	82,844
Prepayment Premium1	325,351
Accrued PIK	9,941
Tax Liability	150,000
Accrued but unpaid fees and expenses	4,000
Payoff Amount	$11,417,179

In 2015 the Company repaid in full and terminated its agreements with Praesidian which effected the cancellation of certain warrants that the Company issued to Fund III for the purchase of 931,826 shares of the Company’s common stock and to Fund III-A for the purchase of 361,196 shares of the Company’s common stock. In consideration for the cancellation of the Praesidian Warrants, the Company issued to Praesidian Capital Opportunity Fund III, LP, 1,153,052 shares of common stock and issued to Praesidian Capital Opportunity Fund III-A, LP, 446,948 shares of common stock. Due to the early termination of the notes and cancellation of the warrants, the Company recorded a loss on extinguishment of debt of $1,899,161 in the year ended December 31, 2015.

At December 31, 2016, the Company had a total outstanding balance of $43,196,000 consisting of the Tranche A Term Loan and draw of the Revolving Commitments. The loans are secured by liens on substantially all of the assets of the Company and its subsidiaries. The debt has a maturity date of December 22, 2020 with interest paid monthly at an annual rate of approximately 9% (subject to variation based on changes in LIBOR or another underlying reference rate). In addition, there is a commitment fee paid monthly on the Multi-Draw Term Loans and Revolving Commitments at an annual rate of 0.5%. The Company has adopted ASU 2015-03 and is showing loan fees net of long-term debt on the balance sheet. As of December 31, 2016 and at certain times thereafter, the Company was in violation of covenants within its credit agreement with Goldman, Sachs & Co. The lenders and agents and the Company and its affiliates entered into a waiver and amendment letter on April 11, 2017, as of December 31, 2016 whereby the covenant violations as of December 31, 2016 were waived. The next measurement date of all covenants is as of March 31, 2017, we are in the process of preparing our submission to our lender.

In addition, in connection with the credit agreement, the Company issued warrants to Goldman, Sachs & Co. for the purchase of shares of the Company equal to 6.5% of the total common stock outstanding and common stock equivalents at a purchase price equal to $449,553, exercisable on or before December 22, 2023. The warrants grant the holder certain other rights, including registration rights, preemptive rights for certain capital raises, board observation rights and indemnification. See note 15 “subsequent events”. Due to the put feature contained in the agreement, the warrant is recorded as a derivative liability.

The Company’s derivative warrant instrument related to Goldman, Sachs & Co. has been measured at fair value at December 31, 2016, using the Black-Scholes model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statement of operations. Upon the initial recording of the derivative warrant at fair value the instrument was bifurcated and the Company recorded a debt discount of $2,160,000. This debt discount is being amortized as interest expense using the effective interest rate method over the life of the note, which is 5 years. At December 31, 2016 the balance of the debt discount is $1,810,881. The Company incurred $1,446,515 of issuance cost related to obtaining the notes. These costs are being amortized over the life of the notes using the effective interest rate method. At December 31, 2016, the unamortized balance of the costs was $1,195,797.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

The key inputs used in the December 31, 2016 and December 31, 2015 fair value calculations were as follows:

	December 31,	December 31,
	2016	2015
Purchase Price	$450,000	$450,000
Time to expiration	12/22/2023	12/22/2023
Risk-free interest rate	1.42%	2.15%
Estimated volatility	60%	45%
Dividend	0%	0%
Stock price	$10.34	$38.00
Expected forfeiture rate	0%	0%

The change in the market value for the period ending December 31, 2016 is as follows:

Fair value of warrants @ December 31, 2015	$2,820,000

Unrealized gain on derivative liability	1,570,000

Fair value of warrants @ December 31, 2016	$1,250,000

The change in the market value for the period ending December 31, 2015 is as follows:

Fair value of warrants @ December 31, 2014	$-

Issuance of Praesdian warrants @ August 6, 2015	904,427

Unrealized loss on derivative liability	1,004,213

Cancellation of Praesidian warrants @ December 22, 2015	(1,908,640)

Issuance of Goldman warrants @ December 22, 2015	2,160,000

Unrealized loss on derivative liability	660,000

Fair value of warrants @ December 31, 2015	$2,820,000

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

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

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

Convertible Notes Payable

In 2015, as part of the purchase price consideration of the Christian Disposal acquisition, the Company issued a convertible promissory note to the seller in the amount of $1,250,000. The note bears interest at 8% and matures on December 31, 2020. The seller may convert all or any part of the outstanding and unpaid amount of this note into fully paid and non-assessable common stock in accordance with the agreement. The conversion price shall equal the volume weighted average prices of the Company’s common stock in the 10 trading days immediately prior to the date upon which the note is converted. See note 15 “subsequent events.”

Subordinated Debt

In connection with the acquisition with Meridian Waste Services, LLC on May 15, 2014, notes payable to the sellers of Meridian issued five-year term subordinated debt loans paying interest at 8%. At December 31, 2016 and December 31, 2015, the balance on these loans was $1,475,000 and $1,475,000, respectively. In 2016 these notes were extended an additional 5 years.

The debt payable to Comerica at December 31, 2015 and the Equipment loans at December 31, 2015 were the debt of Here to Serve- Missouri Waste Division, LLC, a subsidiary of the Company.

Equipment Loans

During the year ended December 31, 2015, the Company entered into four long-term loan agreements in connection with the purchase of equipment with rates between 4% and 5%. In May of 2016 one of these equipment loans was paid in full. At December 31, 2016, the balance of the remaining three loans was $270,225.

Other Debts

Convertible notes due related parties

In 2015, approximately $225,000 of the issued promissory notes were converted into approximately 23,042 shares at the contractual conversion price. In November of 2016 the Company paid the $11,850 remaining in convertible notes to related parties, which included $1,850 in accrued interest.

Notes Payable, related parties

At December 31, 2014 the Company had a short term, non-interest bearing note payable of $150,000 which was incurred in connection with the Membership Interest Purchase Agreement. The Company also had a loan from Here to Serve Holding Corp. due to expenses paid by Here to Serve on behalf of the Company prior to the recapitalization. This loan totaled $376,585 bringing total notes payable to $526,585. In 2015, the short term, non-interest bearing note was paid off, and at December 31, 2016, the Company’s loan from Here to Serve Holding Corp. was $359,891, and is included in current liabilities on the consolidated balance sheet. Also included in current liabilities on the consolidated balance sheet is a short-term loan received from an officer of the Company in December 2016 of $250,000. This loan was paid back, by the Company, in full, including interest of $20,000 on January 30, 2017.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES (CONTINUED)

Future minimum payments on notes, excluding related party notes at December 31, 2016 are as follows:

2017	$1,423,000
2018	2,587,000
2019	3,010,000
2020	37,706,000
2021	1,000
Thereafter	1,475,000
Total	$46,202,000

Total interest expense for the years ended December 31, 2016 and 2015 was approximately $4,700,000 and $1,400,000, respectively. Amortization of debt discount was approximately $300,000 and $0, respectively. Amortization of capitalized loan fees was approximately $200,000 and $0, respectively. Interest expense on debt was approximately $4,200,000 and $1,400,000, respectively.

NOTE 6- SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.025 par value common stock. At December 31, 2016 and December 31, 2015 there were 1,712,471 and 1,051,933 shares issued.

Treasury Stock

During 2014, the Company’s Board of Directors authorized a stock repurchase of 11,500 shares of its common stock for approximately $230,000 at an average price of $20.00 per share. At December 31, 2016 and December 31, 2015 the Company holds 11,500 shares of its common stock in its treasury.

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, for which three classes have been designated to date. Series A has 51 and 51 shares issued and outstanding, Series B has 0 and 71,210 shares issued and outstanding and series C has 35,750 and 0 shares issued and outstanding, as of December 31, 2016 and December 31, 2015, respectively.

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

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

Series B Securities Exchange Agreements

Effective October 13, 2016, the Company entered into certain securities exchange agreements to effect the exchange of all shares of Series B Preferred for 500,000 shares of Common Stock. Pursuant to the Series B Exchange Agreements, the Company agreed to issue to the Series B Holders a total of 500,000 shares of Common Stock. There are no shares of Series B Preferred issued and outstanding at December 31, 2016.

At December 31, 2016 and December 31, 2015, the Company’s Series B Preferred Stock dividends in arrears on the 12% cumulative preferred stock were approximately $0 and $1,033,000 ($14.50 per share), respectively.

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

Further, in the event of a Qualified Offering, the shares of Series C Preferred Stock will be automatically converted at the lower of $22.40 per share or the per share price that reflects a 20% discount to the price of the Common Stock pursuant to such Qualified Offering. A "Qualified Offering" is defined as an underwritten offering by the Company pursuant to which (1) the Company receives aggregate gross proceeds of at least $20,000,000 in consideration of the purchase of shares of Common Stock or (2) (a) the Company receives aggregate gross proceeds of at least $15,000,000, amended to reflect gross proceeds of at least $12,000,000, in consideration of the purchase of shares of Common Stock and (b) the Common Stock becomes listed on The Nasdaq Capital Market, the New York Stock Exchange, or the NYSE MKT.

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

The Company evaluated the Series C in accordance with ASC 815 – Derivatives and Hedging, to discern whether any feature(s) required bifurcation and derivative accounting. The Company noted the Shortfall Provision has variable settlement based upon an item (initial purchase price) that is not an input into a fixed for fixed price model, thus such provision is not considered indexed to the Company’s stock. Accordingly, the Shortfall Provision was bifurcated and accounted for as a derivative liability. In addition, given the Series C has deemed liquidation privileges that could require redemption outside the control of the issuer, the Series C is classified within the mezzanine section of the Consolidated Balance Sheet.

Third Quarter Series C Offering

During the year ended December 31, 2016, the Company sold 12,750 shares of Series C for gross proceeds of $1.275 million. These proceeds were allocated between the Shortfall Provision derivative liability ($310,000) and the host Series C instrument ($965,000). After such allocation, the Company noted that the Series C had a beneficial conversion feature of $265,000 which was recognized as a deemed dividend.

Also during the year ended December 31, 2016, the Company issued 23,000 shares of Series C to repurchase the 2,053,573 shares of common stock and related short fall provision derivative issued in June 2016.

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

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

In addition, the Series C included a Shortfall Provision that required bifurcation and to be accounted for as a derivative liability. The fair value of the Shortfall Provision was calculated using a Monte Carlo simulated put option Black Scholes Merton Model. The cumulative fair values at respective date of issuances and December 31, 2016 were approximately $930,000 and $2,100,000, respectively. The key assumptions used in the model at inception and at December 31, 2016 are as follows:

	Inception	12/31/2016

Stock Price	$0.00 - $60.00	$0.00 - $15.51
Exercise Price	$1.12	$22.40
Term	.5 years	0.8 to 0.91 years
Risk Free Interest Rate	.39% - .47%	0.85%
Volatility	60%	60%
Dividend Rate	0%	0%

The roll forward of the Shortfall Provision derivative liability is as follows:

Balance – December 31, 2015	$-
Issuances of Series C	930,048
Fair Value Adjustment	1,163,575
Balance – December 31, 2016	$2,093,623
Balance – Warrant liability (see notes 5)	1,250,000
Total Derivative Liabilities	$3,343,623

Common Stock Transactions

During the year ended December 31, 2016 and the year ended December 31, 2015, the Company issued, 263,217 and 553,762 shares of common stock, respectively. The fair values of the shares of common stock were based on the quoted trading price on the date of issuance. Of the 263,217 shares issued for the year ended December 31, 2016, the Company:

1.	Issued 25,859 of these shares were issued to vendors for services rendered generating a professional fees expense of $778,985;

2.	Issued 130,525 of these shares to officers and employees as incentive compensation resulting in compensation expense of $3,673,499;

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

3.	Issued 102,679 shares of common stock as part of a private placement offering to accredited investors for aggregate gross proceeds to the Company of $2,342,500. The Company capitalized certain issuance costs associated with this offering of approximately $264,000, including the fair value of approximately 1,800 common shares issued to the placement agent. These common shares include a top-off provision. Specifically, if a subscriber were to sell the common shares within a 1 year period from the subscription agreement and such sales proceeds do not equal the investment amount of the subscriber, a warrant will vest. The Company accounted for this top-off provision as a separate liability with a fair value of 0 at June 30, 2016. In August of 2016 these 102,679 common shares were exchanged on a dollar for dollar basis for 23,000 shares of preferred stock, series C. This exchange was recorded as a capital transaction. The 102,679 common shares were retired in August of 2016.

The Company also issued 500,000 shares of common stock in exchange for preferred stock.

Of the 553,762 shares issued for year ending December 31, 2015, the Company:

1.	Issued 78,678 of these shares were issued to vendors for services generating a professional fees expense of $830,970;

2.	Issued 284,542 of these shares to officers and employees as incentive compensation resulting in compensation expense of $7,356,180;

3.	Issued 23,042 shares of common stock, due to the conversion of related party debt. Per the convertible note agreement, the shares were converted at 75% of the closing bid price on the date of conversion. The value of the debt and accrued interest converted was $318,927;

4.	Issued 87,500 shares as part of the acquisition of Christian Disposal LLC, these shares were record as part of the purchased price consideration as noted above. These share were valued at market as of the date of the acquisition; and,

5.	Issued 80,000 shares of common stock, due to the cancellation of Praesidian warrants. As part of this extinguishment of debt the Company recorded a loss of approximately, $1.8 million.

The Company has issued and outstanding warrants of 148,777 common shares, as adjusted, with the current exercise price of $3.02, as adjusted, expiring December 31, 2023.

A summary of the status of the Company's outstanding stock warrants for the year ended December 31, 2016 is as follows:

	Number of Shares	Average Exercise Price	If exercised	Expiration Date
Outstanding - December 31, 2015	83,678	-	$449,518
Granted - Goldman, Sachs & Co.	65,099	$3.02	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2016	148,777	$3.02	$449,518	-
Warrants exercisable at December 31, 2016	148,777

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

The Company had issued and outstanding warrants of 83,678 common shares at December 31, 2015, as adjusted, with the current exercise price of $5.37, as adjusted, expiring December 31, 2023.

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2015, with changes during the year ended on those dates are as follows:

	Number of Shares	Average Exercise Price	If Exercised	Expiration Date
Outstanding, December 31, 2014	-	$-	$-

Granted - Praesidian	64,651	$0.50	$32,326	-
Forfeited/Cancellation - Praesidian	(64,651)	$0.50	(32,326)	-
Granted - Goldman Sachs	83,678	$5.37	449,518	December 31, 2023
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2015	83,678	$-	$449,518	-
Warrants exercisable at December 31, 2015	83,678

Stock Options

A summary of the Company’s stock options as of and for the years ended December 31, 2016 and 2015 are as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2015	-

For the year ended December 31, 2016
Granted	12,250	$19.35	$4.78	4.84	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding at December 31, 2016	12,250	$19.35	$4.78	4.84	-

Outstanding and Exercisable at December 31, 2016	681	$19.35	$4.78	4.84	-

(1)	The aggregate intrinsic value is based on the $10.34 closing price as of December 31, 2016 for the Company’s Common Stock.

NOTE 6- SHAREHOLDERS’ EQUITY (CONTINUED)

The following information applies to options outstanding at December 31, 2016:

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Number Exercisable	Exercise Price
$12.00	1,000	4.84	56	$12.00
$20.00	11,250	4.84	625	$20.00
	12,250		681

At December 31, 2016 there was $55,250 of unrecognized compensation cost related to stock options, with expense expected to be recognized ratably over the next 3 years.

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

As of December 31, 2016, and December 31, 2015, we have NOL carryforwards of approximately $22,960,000 and $12,300,000, respectively, which, if unused, will expire in years 2034 through 2036. However, in accordance with IRC Section 382, the availability and utilization of these losses may be severely limited since the business combination that occurred on October 17, 2014 triggered the IRC Section 382 limitations.

Prior to October 17, 2014, the date of the reverse acquisition transaction discussed in Note 1 above, the operating entities were owned by unrelated third party partners/members, and as limited liability companies, the operating companies’ losses for the period January 1, 2014 to October 17, 2014 flowed through to such partners/members. Therefore, as there were no tax allocation arrangements with the previous partners/members, the Company has not recorded in these financials statements any current or deferred income tax expense, income tax liabilities or deferred tax assets/liabilities relating to such pre-acquisition activity (losses).

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate of 35% as follows for the periods ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Computed "expected" benefit	$(6,124,646)	$(6,538,843)
Effect of state income taxes, net of federal benefit	(874,949)	(769,276)
Return to provision adjustments	(4,217,660)	-
Stock compensation and other permanent difference	183,117	4,577,831
Increase in valuation allowance	11,227,620	2,730,288

Total Income Tax Expense	$193,482	$-

NOTE 7 - INCOME TAXES (CONTINUED)

The net deferred income tax asset was comprised of the following:

	Years Ended December 31,
	2016	2015
Noncurrent deferred income taxes:
Gross assets	$18,793,653	$4,686,288
Gross liabilities	(18,987,135)	(4,686,288)
Net deferred income tax liability	$(193,482)	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different year for tax and financial reporting purposes. The Components of the net deferred tax assets for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016	2015
Depreciation and Amortization	$(43,498)	$-
Reserve for Doubtful Accounts	202,739	-
Other	1,348	-
Stock Compensation	5,830,565	-
Acquisition Related Costs	910,588	-
Unrealized Gain	(364,000)	-
Net Operating Loss	9,182,684	4,686,288
Less: Valuation allowance	(15,913,908)	(4,686,288)
Net deferred income tax liability	$(193,482)	$-

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

The following table sets forth the liabilities at December 31, 2016 and 2015, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

NOTE 8 - FAIR VALUE MEASUREMENT (CONTINUED)

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$2,820,000	$-	$-	$2,820,000
Contingent liability	1,000,000			1,000,000
Stock settled debt	12,500	10,000	-	2,500

	$3,832,500	$10,000	$-	$3,822,500

The roll forward of the Contingent liability is as follows:

Balance December 31, 2015	$1,000,000
Fair value adjustment	(1,000,000)
Balance December 31, 2016	0

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability – stock warrants	$1,250,000	-	-	$1,250,000
Derivative liability – Series C Preferred Stock	2,093,623	-	-	2,093,623
	$3,343,623	-	-	$3,343,623

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are the result of impairment determinations. The following tables present the carrying value of such assets measured at fair value on a non-recurring basis, and gains and losses recognized during the period. The carrying values in this table represent only these assets marked to fair value during the year ended December 31, 2016.

	Carrying value as of December 31, 2016				Fair value adjustments for the year ended December 31,
	(Level 1)	(Level 2)	(Level 3)	Total	2016
Customer lists	-	-	-	-	(1,255,269)

NOTE 9 – LEASES AND DEFINED CONTRIBUTION PLAN

The Company’s has entered into non-cancellable leases for its office, warehouse facilities and some equipment. These lease agreements commence on various dates from September 1, 2010 to December 2015 and all expires on or before December, 2023. Future minimum lease payments at December 31, 2016 are as follows:

2017	$531,000
2018	250,000
2019	178,000
2020	139,000
2021	67,000
Thereafter	84,000
Total	$1,249,000

The Company has also entered into various other leases on a month to month basis for machinery and equipment. Rent expense amounted to approximately $664,000 and $320,000 for the year ended December 31, 2016 and 2015, respectively.

NOTE 9 – LEASES AND DEFINED CONTRIBUTION PLAN (CONTINUED)

DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan in October of 2016. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 21 and after 3 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective October 2016 the Company implemented a discretionary employer match to the plan (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $0 and $0 for the years ended December 31, 2016 and 2015, respectively.

NOTE 10 - BONDING

In connection with normal business activities of a company in the solid waste disposal industry, Meridian may be required to acquire a performance bond. As part of the Company’s December 22, 2015 acquisitions of Christian Disposal, LLC and Eagle Ridge Landfill, LLC, Meridian acquired a performance bond in the approximate amount of $7,400,000 with annual expenses of $221,000. For the year ended December 31, 2016, the Company had approximately $196,000 of expenses related to this performance bond and for the year ended December 31, 2015, the Company was not required to obtain a performance bond.

Note 11 - LITIGATION

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

NOTE 12 - RELATED PARTY TRANSACTIONS

Accrued expenses

Included in accrued expenses on the consolidated balance sheet is approximately $1,280,000 of accrued bonus to the Company’s CEO.

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

NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

 \

Following is a summary of financial position and results of operations of MSTI:

Summary of Statements of Financial Condition	Year Ended December 31, 2016
Assets
Current assets	$1,656
Noncurrent assets	2,877,313
Total assets	2,878,969

Liabilities and Equity
Current liabilities	241,189
Noncurrent liabilities	-
Equity	2,637,780
Total liabilities and equity	$2,878,969

Summary of Statements of Operations

Revenues	$849
Expense	23,661
Net loss	$(22,812)

The Company recorded losses from its investment in MSTI, accounted for under the equity method, of approximately $3,400 for the year ended December 31, 2016. The charge reflected the Company’s share of MSTI losses recorded in that period. While the Company has ongoing agreements with MSTI relating to the use of MSTI's software technology, the Company has no obligation to otherwise support the activities of MSTI.

NOTE 13 – EQUITY AND INCENTIVE PLANS

Effective March 10, 2016, the Board of Directors (the “Board”) of the Company approved, authorized and adopted the 2016 Equity and Incentive Plan (the “ Plan”) and certain forms of ancillary agreements to be used in connection with the issuance of stock and/or options pursuant to the Plan (the “Plan Agreements”). The Plan provides for the issuance of up to 375,000 shares of common stock, par value $.025 per share (the “Common Stock”), of the Company through the grant of nonqualified options (the “Non-qualified options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

On March 11, 2016, the Company entered into a restricted stock agreement with Mr. Jeff Cosman, CEO, (the “Cosman Restricted Stock Agreement”), pursuant to which 212,654 shares of the Company’s common stock, subject to certain restrictions set forth in the Cosman Restricted Stock Agreement, were issued to Mr. Cosman pursuant to the Cosman Employment Agreement and the Plan.

The entire 212,654 shares fully cliff vests on January 1, 2017 if he remains continuously employed and the Company achieves $10 million in EBITDA for fiscal 2016 (“Performance Condition”). The Company recognized approximately $4.5 million in compensation expense related to this award through September 30, 2016. On November 11, 2016, the award was modified to remove the Performance Condition and on such date the Performance Condition vesting condition was deemed improbable of occurring. As such, in accordance with ASC 718, the original award is deemed forfeited and the $4.5 million of previously recognized compensation expense was recaptured in the fourth quarter. In addition, the fair value of the new award, deemed to be $2,764,502 based upon the stock price on November 11, 2016 was recognized ratably from November 11, 2016 to the end date of January 1, 2017. Thus total expense recognized for the year ended December 31, 2016 was $2,764,502.

The restricted stock roll forward is as follows:

	Shares		Fair Value

Restricted Stock balance, January 1, 2016	-		$-

Granted	425,308	(1)	$22.00

Vested	-		$-

Forfeited	(212,658)		$31.00

Unvested, December 31, 2016	212,650		$13.00

(1)  Includes initial issuance of 212,654 shares on March 11, 2016 that were ultimately forfeited and the re-issued for accounting purposes 212,654 shares on November 11, 2016

Unrecognized compensation cost at December 31, 2016 is nil. All unvested restricted stock vested on January 1, 2017

NOTE 14 - ACQUISITIONS

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

The acquisition was accounted for by the Company using acquisition method under business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. Our assets, liabilities and equity were accordingly adjusted to fair value on December 22, 2015. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. The goodwill is deductible for tax purposes.

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

NOTE 14 – ACQUISITIONS (CONTINUED)

The acquisition was accounted for by the Company using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. Our assets, liabilities and equity were accordingly adjusted to fair value on December 22, 2015. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. The goodwill is deductible for tax purposes.

The purchase of Eagle Ridge Landfill, LLC and certain assets included the acquisition of assets of $9,947,224 and liabilities of $283,737. The aggregate purchase price consisted of a cash consideration of $9,663,487.

The following table summarizes the estimated fair value of Eagle Ridge Landfill LLC., assets acquired and liabilities assumed at the date of acquisition:

Cash	$470
Accounts receivable	272,480
Prepaid expense	6,870
Customer lists intangible assets	2,000,000
Landfill permit (including ARO)	3,396,519
Goodwill	1,630,310
Land	1,550,000
Property, Plant, and Equipment	1,090,575
Deferred revenue	(87,218)
Asset retirement obligation – permits	(196,519)
Total	$9,663,487

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Christian Disposal and Eagle Ridge occurred at January 1, 2015:

Year Ended December 31, 2015

Total Revenue	$28,861,001
Net Loss	(17,763,377)
Basic net loss per share	$(24.60)

NOTE 15 - SUBSEQUENT EVENTS

Amended and Restated Warrant Cancellation and Stock Issuance Agreement

Effective January 9, 2017, the Company entered into that certain Amended and Restated Warrant Cancellation and Stock Issuance Agreement (the “Warrant Cancellation Agreement”) with Goldman, Sachs & Co. (“GS”). Pursuant to the Warrant Cancellation Agreement, upon the closing of a “Qualified Offering” as defined in the Warrant Cancellation Agreement, the Amended and Restated Warrant will be cancelled and the Company will issue to GS restricted shares of common stock in the amount equal to a 6.5% ownership interest in the Company calculated on a fully-diluted basis, which includes the shares of common stock issued pursuant to this offering, but excludes all warrants issued pursuant to such Qualified Offering and all shares underlying such warrants, pursuant to the terms and conditions of the Warrant Cancellation Agreement. As a result the Company issued GS 421,326 shares of common stock for the warrant cancellation. Pursuant to the Warrant Cancellation Agreement, GS entered into a lock-up agreement, prohibiting the offer for sale, issue, sale, contract for sale, pledge or other disposition of any of the Company’s common stock or securities convertible into common stock for a period of 180 days after the date of the Qualified Offering, and no registration statement for any of our common stock owned by GS can be filed during such lock-up period

Underwriting Agreement

On January 24, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Joseph Gunnar & Co., LLC, as representative of the several underwriters listed therein (the “Underwriters”), with respect to the issuance and sale in an underwritten public offering (the “Offering”) by the Company of an aggregate 3,000,000 shares of the Company’s common stock, par value $0.025 per share (“Shares”) and warrants to purchase up to an aggregate of 3,000,000 shares of common stock (the “Warrants”), at a combined public offering price of $4.13 per unit comprised of one Share and one Warrant. Each warrant is exercisable for five years from issuance and has an exercise price equal to $5.16.

NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 450,000 Shares and/or 450,000 Warrants. Axiom Capital Management, Inc. acted as a co-manager for the offering.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement and related “lock-up” agreements, the Company, each director and executive officer of the Company, and the Company’s principal stockholders have agreed, subject to certain exceptions, not to sell, transfer or otherwise dispose of securities of the Company for a period of 180 days after the date of the Underwriting Agreement, in the case of the Company and its directors and officers, and 90 days after the date of the Underwriting Agreement, in the case of the Company’s principal stockholders, subject to extensions in certain circumstances.

The Offering closed on January 30, 2017, upon satisfaction of customary closing conditions.

The Company received approximately $11,000,000 in net proceeds from the Offering after deducting the underwriting discount and other estimated offering expenses payable by the Company. The Company expects to use the net proceeds of the Offering for capital expenditures, potential acquisitions, repayment of certain debt obligations, working capital, and other general corporate purposes.

Preferred Series C conversion

In February of 2017 all 35,750 shares of Preferred Series C was converted into 1,082,022 shares of common stock. The shares were converted according to the terms in the original agreement which was the lower of $22.40 or at a 20% discount to the public offering price per unit of $4.13 or $3.30.

All holders of the Company's Series C Preferred Stock have entered into lock-up agreements restricting their ability to sell or dispose of any shares of common stock issued upon conversion of the Series C Preferred Stock for a period of 90 days from the effective date of this offering.

Convertible Note Payable

In February of 2017 the convertible promissory note issued to the seller of Christian Disposal was paid in full, including all accrued interest.

Amended and Restated Credit and Guaranty Agreement

On February 15, 2017 (the “Restatement Date”), the Company closed an Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company and all subsidiaries, (the “Companies”), and certain subsidiaries of the Company, as Guarantors, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger. The Credit Agreement amended and restated the Credit and Guaranty Agreement entered into as of December 22, 2015 (the “Closing Date”) by and among the Company, certain of the Companies, and certain subsidiaries of the Company, as Guarantors, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (as amended prior to the Restatement Date, the “Prior Credit Agreement”).

NOTE 15 – SUBSEQUENT EVENTS – (CONTINUED)

Pursuant to the Credit Agreement, the Lenders thereunder have agreed to extend certain credit facilities to the Companies, in an aggregate amount not to exceed $89,100,000, consisting of $65,500,000 aggregate principal amount of Tranche A Term Loans (the “Tranche A Term Loans”), $8,600,000 aggregate principal amount of Tranche B Term Loans (the “Tranche B Term Loans”), $10,000,000 aggregate principal amount of MDTL Term Loans (the “MDTL Term Loans”), and up to $5,000,000 aggregate principal amount of Revolving Commitments (the “Revolving Commitments”, the Revolving Commitments together with the Tranche A Term Loans, Tranche B Term Loans and the MDTL Term Loans, the “Loans”). The principal amount of the Tranche A Term Loans in the Credit Agreement is $25,500,000 greater than the principal amount provided in the Prior Credit Agreement; the Tranche B Term Loans were not contemplated in the Prior Credit Agreement; and the principal amount of the MDTL Term Loans and Revolving Credit Agreements in the Credit Agreement are the same as provided in the Prior Credit Agreement. The proceeds of the Tranche A Term Loans made on the Closing Date were used to pay a portion of the purchase price for the acquisitions made in connection with the closing of the Prior Credit Agreement, to refinance existing indebtedness, to fund consolidated capital expenditures, and for other purposes permitted under Section 2.5 of the Prior Credit Agreement. The proceeds of the Tranche A Term Loans and Tranche B Term Loans made on the Restatement Date shall be applied by Companies to (i) partially fund the Restatement Date Acquisition (as defined below), (ii) refinance existing indebtedness of the Companies, (iii) pay fees and expenses in connection with the transactions contemplated by the Credit Agreement, and (iv) for working capital and other general corporate purposes.

The “Restatement Date Acquisition” means the acquisition of all membership interests of CFS, CFS Disposal and RWG5, as contemplated in the Purchase Agreement (defined below).

The proceeds of the Revolving Loans will be used for working capital and general corporate purposes. The proceeds of the MDTL Term Loans may be used for Permitted Acquisitions (as defined in the Credit Agreement). The Loans are evidenced, respectively, by that certain Tranche A Term Loan Note, Tranche B Term Loan Note, MDTL Note and Revolving Loan Note, all issued on February 15, 2017 (collectively, the “Notes”). Payment obligations under the Loans are subject to certain prepayment premiums, in addition to acceleration upon the occurrence of events of default under the Credit Agreement.

The amounts borrowed pursuant to the Loans are secured by a first position security interest in substantially all of the Company’s and the Companies’ assets in favor of Agent, in accordance with that certain Amended and Restated Pledge and Security Agreement dated as of February 15, 2017 (the “Pledge and Security Agreement”).

As of December 31, 2016 and at certain times thereafter, the Company was in violation of covenants within its credit agreement with Goldman Sachs & Co. The lenders and agents and the Company and its affiliates entered into a waiver and amendment letter dated April 11, 2017, whereby the covenant violations as of December 31, 2016 were waived. The next measurement date of all covenants is as of March 31, 2017, we are in the process of preparing our submission to our lender.

The CFS Group Acquisition

On February 15, 2017, the Company, in order to expand into new markets outside of the state of Missouri, acquired 100% of the membership interests of The CFS Group, LLC, The CFS Group Disposal & Recycling Services, LLC and RWG5, LLC (collectively, “The CFS Group”) pursuant to that certain Membership Interest Purchase Agreement, dated February 15, 2017.

The purchase price was approximately $42,000,000, which consisted of approximately $37,500,000 in cash, $1,300,000 of restricted common stock and approximately $3,000,000 of working capital.

