Form 10-Q
period 2017-03-31
Meridian Waste Solutions, Inc.
filed 2017-05-22
CIK 949721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-13984

MERIDIAN WASTE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

New York	13-3832215
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

One Glenlake Parkway NE Suite 900

Atlanta, GA 30328

(Address of principal executive offices)

(Previous address of principal executive offices)

(678)-871-7457

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2017, there were 7,341,609 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

Condensed CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)	(unaudited)
Assets
Current assets:

Cash	$1,278,362	$823,272
Short-term investments - restricted	1,940,522	1,953,969
Accounts receivable, net	6,080,555	2,540,657
Prepaid expenses	1,452,497	746,776
Other current assets	496,275	39,895

Total current assets	11,248,211	6,104,569

Property, plant and equipment, at cost net of accumulated depreciation	30,780,604	16,797,015
Landfill assets, net of accumulated amortization	30,593,023	3,278,817
Assets held for sale	395,000	395,000

Other assets:

Investment in related party	360,763	360,763
Deposits	151,495	144,793
Contract receivable	175,180	179,067
Goodwill	18,888,503	7,234,420
Trademarks	780,000	-
Customer list, net of accumulated amortization	14,185,754	14,553,629
Non-compete, net of accumulated amortization	104,380	114,680
Website, net of accumulated amortization	38,123	38,819

Total other assets	34,684,198	22,626,171

Total assets	$107,701,036	$49,201,572

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,084,315	$3,327,618
Accrued expenses	2,510,747	1,998,531
Notes payable, related parties	356,891	609,891
Deferred compensation	-	769,709
Deferred revenue	4,482,393	3,431,869
Derivative liability	-	3,343,623
Current portion - capital leases payable	534,901	-
Current portion - long term debt	250,752	1,385,380

Total current liabilities	12,219,999	14,866,621

Long term liabilities:
Asset retirement obligation	7,965,320	5,299
Deferred tax liability	295,095	193,482
Capital leases, payable	6,511,315	-
Long term debt, net of current	77,910,474	41,810,733

Total long term liabilities	92,682,204	42,009,514

Preferred Series C stock redeemable, cumulative, stated value $100 per share, par value $.001, 67,361 shares authorized, 0 and 35,750 shares issued and outstanding, respectively	-	2,644,951

Shareholders’ equity (deficit):
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, 0 and 0 issued and outstanding	-	-
Common stock, par value $.025, 75,000,000 shares authorized, 6,944,244 and 1,712,471 shares issued and 6,932,744 and 1,700,971 shares outstanding, respectively	173,318	42,812
Treasury stock, at cost, 11,500 shares	(224,250)	(224,250)
Additional paid in capital	51,292,872	35,353,209
Accumulated deficit	(48,546,137)	(45,491,285)
Total Meridian Waste Solutions, Inc. shareholders’ equity (deficit)	2,695,803	(10,319,514)
Noncontrolling Interest	103,030	-
Total equity	2,798,833	(10,319,514)

Total liabilities and shareholders’ equity (deficit)	$107,701,036	$49,201,572

See the notes to the condensed consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31, 2017	March 31, 2016
	(UNAUDITED)	(UNAUDITED)
Revenue
Services	$10,905,067	$7,488,239

Cost and expenses:
Operating	6,987,386	4,469,898
Bad debt expense	178,488	44,589
Depreciation and amortization	2,998,766	1,707,406
Accretion expense	56,401	45,176
Selling, general and administrative	4,060,146	6,422,339

Total cost and expenses	14,281,187	12,689,408

Loss from operations	(3,376,120)	(5.201,169)

Other income (expenses):
Miscellaneous income	45,145	6,700
Gain (loss) on disposal of assets	841	(1,451)
Unrealized gain (loss) on change in fair value of derivative liability	(554,112)	180,000
Gain on extinguishment of derivative instrument	2,654,821	-
Loss from proportionate share of equity method investment	-	(2,105)
Unrealized loss on investment	(5,855)	-
Interest income	9,682	2,139
Interest expense	(1,695,479)	(1,410,980)

Total other income (expenses)	455,043	(1,225,697)

Loss before income taxes	(2,921,077)	(6,426,866)

Provision for income taxes	(101,613)	-

Net loss	$(3,022,690)	$(6,426,866)

Net loss attributable to noncontrolling interest	$32,160	$-

Net loss attributable to Meridian Waste Solutions, Inc	$(3,054,850)	$(6,426,866)

Deemed dividend related to beneficial conversion feature and accretion of a discount on Series C Preferred Stock	$(2,115,317)	$-

Net loss attributable to common stockholders	$(5,170,167)	$(6,426,866)

Basic and diluted net loss per share	$(1.00)	$(5.93)

Weighted average common shares outstanding
(Basic and Diluted)	5,167,578	1,084,001

See the notes to the condensed consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31, 2017	March 31, 2016
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:
Net loss	$(3,022,690)	$(6,426,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,998,766	1,707,406
Interest accretion on landfill liabilities	56,401	45,176
Amortization of capitalized loan fees & debt discount	150,684	413,639
Unrealized (gain) loss on derivatives	554,112	(180,000)
Bad debt expense	178,488	44,589
Stock issued to vendors for services	-	778,985
Deferred tax expense	101,613	-
Stock and Options issued to employees as incentive compensation	27,375	3,545,422
Gain on extinguishment of liability	(2,654,821)	-
Loss from proportionate share of equity investment	-	2,105
Loss on disposal of equipment	(841)	1,451
Changes in working capital items net of acquisitions:
Accounts receivable, net of allowance	(924,962)	(350,704)
Prepaid expenses and other current assets	(324,244)	(2,291)
Accounts payable and accrued expenses	(1,383,897)	188,546
Deferred compensation	(769,709)	40,250
Deferred revenue	1,050,524	133,671
Net cash used in operating activities	(3,963,201)	(58,621)

Cash flows from investing activities:
Acquisition of the CFS Group	(3,933,276)	-
Landfill additions	(12,333)	(29,669)
Acquisition of property, plant and equipment	(1,403,896)	(2,436,439)
Purchases of short-term investments	13,447	(1,947,127)
Cash proceeds received from post acquisition settlement	-	245,222
Proceeds from sale of property, plant and equipment	-	46,975

Net cash used in investing activities	(5,336,058)	(4,121,038)

Cash flows from financing activities:
(Repayments) borrowings on notes due related parties	(253,000)	-
Proceeds from loans	569,212	2,150,000
Proceeds from issuance of common stock, net of fees	10,764,931	1,100,000
Proceeds from issuance of Series C Preferred Stock, net of placement fees of $79,688	-	(33,567)
Principal payments on capital lease	(71,178)	(33,567)
Principal payments on notes payable	(1,259,503)	-
Proceeds from Direct Financing lease payments	3,887	-
Net cash provided from financing activities	9,754,349	3,182,866

Net change in cash	455,090	(996,793)

Beginning cash	823,272	2,729,795

Ending cash	$1,278,362	$1,733,002

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$1,497,429	$272,840

Supplemental Non-Cash Investing and Financing Information:

Note payable incurred for acquisition	$34,100,000	$-
Capital lease incurred for property, plant and equipment	$195,646	$-
Common stock issued for consideration in an acquisition	$1,390,000	$-
Retirement of Preferred Stock C and related top off provision through the issuance of Common Stock (and related derivative liability)	$2,644,951	$-

See the notes to the condensed consolidated financial statements.

Meridian Waste Solutions Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND ORGANIZATION

The Company is primarily in the business of residential and commercial waste disposal and hauling, transfer, and landfill disposal and recycling services. The Company has contracts with various cities and municipalities. The majority of the Company’s customers are located in the St. Louis metropolitan and surrounding areas and throughout central Virginia.

In 2014, HTSMWD purchased the assets of a large solid waste disposal company in the St. Louis, MO market. This acquisition is considered the platform company for future acquisitions in the solid waste disposal industry.

Basis of Presentation

The accompanying condensed consolidated financial statements of Meridian Waste Solutions, Inc. and its subsidiaries (collectively called the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the Company as filed with the SEC. The consolidated balance sheet at December 31, 2016 contained herein was derived from audited financial statements, but does not include all disclosures included in the Form 10-K for Meridian Waste Solutions, Inc., and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been omitted or condensed.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of the unaudited condensed financial statements as of March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017 have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for a full year.

Basis of Consolidation

The condensed consolidated financial statements for the three months ended March 31, 2017 include the operations of the Company and its wholly-owned subsidiaries, and a Variable Interest Entity (“VIE”) owned 20% by the Company.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

We have experienced recurring operating losses in recent years. Because of these losses, the Company had negative working capital of approximately $970,000 at March 31, 2017. As of March 31, 2017 the Company had approximately $1,300,000 in cash and $1,900,000 in short-term investments to cover its short term cash requirements. Further, the Company has approximately $10,000,000 of borrowing capacity on its multi-draw term loans and revolving commitments.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized costs, which approximates fair market value, on our condensed consolidated Balance Sheets. Our short-term investments’ contractual maturities occurred before March 31, 2017. The short-term investment of $1,940,522 is currently restricted as this amount is collateralizing a letter of credit needed for our performance bond. Subsequent to March 31, 2017 the restriction has been lifted and the cash is unrestricted.

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

See Note 6 and 7 for a description and valuation of the Company’s derivative instruments.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The Company does have deferred tax liabilities related to its intangible assets, which were approximately $295,000 as of March 31, 2017.

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

The Company analyzes its tax positions by utilizing ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2017, tax years ended December 31, 2015, 2014, and 2013 are still potentially subject to audit by the taxing authorities.

Use of Estimates

Management estimates and judgments are an integral part of consolidated financial statements prepared in accordance with GAAP. We believe that the critical accounting policies described in this section address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods.

Reclassification

Certain reclassifications have been made to previously reported amounts to conform to 2017 amounts. These reclassifications had no impact on previously reported results of operations or stockholders’ equity (deficit). The statement of operations has been reformatted in such a way that there is no longer a caption showing gross profit.

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At March 31, 2017, and December 31, 2016 the Company had approximately $6,700,000 and $3,000,000 of gross trade receivables, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At March 31, 2017 and December 31, 2016 the Company had approximately $640,000 and $500,000 recorded for the allowance for doubtful accounts, respectively.

Intangible Assets

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company has intangible assets related to its purchase of Meridian Waste Services, LLC, Christian Disposal LLC, Eagle Ridge Landfill, LLC and the CFS Group, LLC; the CFS Group Disposal & Recycling Services, LLC; and RWG5, LLC, collectively “The CFS Group”.

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the three months ended March 31, 2017 we inflated these costs in current dollars until the expected time of payment using an inflation rate of 1.78%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations at March 31, 2017 is approximately 9%.

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

As part of its acquisition of The CFS Group, the Company now owns and operates two landfills in the state of Virginia: Tri-City Regional Landfill in Petersburg, Virginia and Lunenburg Landfill in Lunenburg, Virginia. Information on both landfills has been included in the Company’s tables of landfill assets and liabilities.

The Company operations related to its landfill assets and liability are presented in the tables below:

Three Months Ended March 31, 2017

Landfill Assets

Beginning Balance	$3,278,817
Assets acquired	27,566,000
Capital Additions	401,388
Amortization of landfill assets	(653,182)
Asset retirement adjustments	-
$30,593,023

Landfill Asset Retirement Obligation

Beginning Balance	$5,299
Liabilities assumed in acquisition	7,922,420
Interest accretion	37,601
Revisions in estimates and interest rate assumption	-
$7,965,320

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At March 31, 2017 the Company had outstanding stock warrants and options for 3,112,871 and 12,250 common shares, respectively.

At March 31, 2017, the Company had warrants and stock options outstanding that could be converted into approximately, 3,125,000 common shares. At December 31, 2016 the Company had a series of convertible notes, warrants and stock options outstanding that could be converted into approximately, 600,000 common shares. These are not presented in the consolidated statements of operations as the effect of these shares is anti- dilutive.

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

The Company recorded stock based compensation expense of approximately $27,000 and $3,500,000 during the three months ended March 31, 2017 and 2016, respectively, which is included in compensation and related expense on the statement of operations.

Recent Accounting Pronouncements

ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amended guidance is effective for the Company on January 1, 2017. The adoption of this amended guidance did not have a material impact on our consolidated financial statements.

ASU 2016-18 “Statement of Cash Flows” - In August 2016, the FASB issued amended authoritative guidance associated with the classification of certain cash receipts and cash payments on the statement of cash flows. The amended guidance addresses specific cash flow issues with the objective of reducing existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. While we are still evaluating the impact of the amended guidance, we currently do not expect it to have a material impact on our consolidated financial statements.

ASU 2014-09 “Revenue Recognition” - In May 2014, the FASB issued amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption.

Based on our work to date to assess the impact of this standard, we believe we have identified all material contract types and costs that may be impacted by this amended guidance related to the midwest segment. We are actively reviewing the material contract types and costs of the newly acquired Mid-Atlantic Segment (CFS Acquisition). We expect to quantify and disclose the expected impact, if any, of adopting this amended guidance in the third quarter Form 10-Q. While we are still evaluating the impact of the amended guidance, we currently do not expect it to have a material impact on operating revenues.

ASU 2017-01 “Business Combinations” – In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when a set of inputs and processes are not a business. The screen requires that when substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this standard require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This guidance will become effective for the Company on January 1, 2018. While we are still evaluating the impact of this amended guidance, its impact will be limited to the evaluation of future acquisitions post effectiveness of this standard and will not have an effect on the current financial statements and acquisitions.

NOTE 3 – ACQUISITIONS

The CFS Group Acquisition

On February 15, 2017, the Company, in order to expand its geographical footprint to new markets outside of the state of Missouri, acquired 100% of the membership interests of The CFS Group, LLC, The CFS Group Disposal & Recycling Services, LLC and RWG5, LLC (“The CFS Group”) pursuant to that certain Membership Interest Purchase Agreement, dated February 15, 2017. This acquisition was consummated to define the Company’s growth strategy of targeting and expanding within vertically integrated markets and serve as a platform for further growth.

The acquisition was accounted for by the Company using acquisition method under business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. Certain amounts below are provisional based on our best estimates using information available as of the reporting date. The Company is waiting for information to become available to finalize its valuation of certain elements of this transaction. Specifically, the assigned values for property, plant and equipment, trade names and trademarks, landfill permits, customer relationships, capital leases payable, mortgage payable, asset retirement obligations and goodwill are provisional in nature and subject to change upon the completion of the final valuation of such elements. All fair value measurements of acquired assets and liabilities assumed are non-recurring in nature and classified as level 3 on the fair value hierarchy.

The aggregate purchase price consisted of the following:

Cash consideration	$3,933,000
Cash consideration funded through debt issuance	34,100,000
Restricted stock consideration	1,390,000
Total	$39,423,000

Goldman Sachs was a lender to both the Company and CFS at the time of the acquisition. Goldman Sachs novated this debt from CFS to the Company as part of the acquisition. See note 6.

As noted in the table above, the Company issued 500,000 restricted shares of common stock as consideration which was valued at market at the date of the closing, fair value of approximately $1,390,000.

The following table summarizes the estimated fair value of The CFS Group assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	2,793,000
Prepaid expenses and other current assets	845,000
Property, plant and equipment (provisional)	14,179,000
Trade names and trademarks (provisional)	780,000
Landfill permits (provisional)	27,566,000
Customer relationships (provisional)	560,000
Accounts payable and accrued liabilities	(2,654,000)
Capital leases payable (provisional)	(6,896,000)
Mortgage payable (provisional)	(1,429,000)
Asset retirement obligations (provisional)	(7,904,000)
Non-controlling interest (provisional)	(71,000)
Goodwill (provisional)	11,654,000
Total	$39,423,000

Revenue and net loss included in the three months ended March 31, 2017 financial statements attributable to the CFS Group is $2,725,000 and $966,000, respectively. Transaction costs related to this acquisition were approximately $207,000 and were expensed within selling, general, and administrative expense on the consolidated statement of operations.

The following unaudited pro forma information below presents the consolidated results operations data as if the acquisition of the CFS Group took place on January 1, 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Total Revenue	$13,361,038	$12,501,682
Net Loss	$(5,889,139)	$(7,036,425)
Basic Net Loss Per Share	$(1.14)	$(6.49)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	March 31, 2017	December 31, 2016
Land	$3,294,000	$1,550,000
Buildings & Building Improvements	1,492,072	777,822
Furniture & office equipment	535,378	406,419
Containers	9,544,706	5,969,677
Trucks, Machinery, & Equipment	23,380,966	14,190,871

Total cost	38,247,122	22,894,789

Less accumulated depreciation	(7,466,518)	(6,097,774)

Net property and Equipment	$30,780,604	$16,797,015

As of March 31, 2017, the Company has $395,000 of land and building which are held for sale and included in amounts noted above. These amounts are included in our midwest segment. These held for sale assets were not depreciated during the three months ended March 31, 2017. Depreciation expense for the three months ended March 31, 2017 and 2016 was approximately $1,385,000 and $780,000, respectively.

NOTE 5 – INTANGIBLE ASSETS

At March 31, 2017, customer lists include the intangible assets related to customer relationships acquired through the acquisition of Christian Disposal, Eagle Ridge and the CFS Group. The customer list intangible assets are amortized over their useful life which range from 5 to 20 years. Amortization expense, excluding amortization of landfill assets of approximately $166,000 and $52,000, amounted to approximately $875,000 and $875,000 for the three months ended March 31, 2017 and 2016, respectively.

The following tables set forth the intangible assets, both acquired and developed, including accumulated amortization as of March 31, 2017:

	March 31, 2017
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Customer lists	9.55 years	$23,433,452	$9,247,698	$14,185,754
Non-compete agreement	2.95 years	206,000	101,620	104,380
Website	3.75 years	44,619	6,496	38,123
		$23,684,071	$9,355,814	$14,328,257

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

The Company had the following long-term debt:

	March 31, 2017	December 31, 2016
Goldman Sachs - Tranche A Term Loan - LIBOR Interest on loan date plus 8%, 9% at March 31, 2017	$65,500,000	$40,000,000
Goldman Sachs – Revolver- LIBOR Interest on loan date plus 8%, 9.338% at March 31, 2017	4,864,212	3,195,000
Goldman Sachs – Tranche B Term Loan - Interest 11% annually	8,600,000	-
Convertible Notes Payable	-	1,250,000
Mortgage note payable to a bank, secured by real estate and guarantee of Company, bearing interest at 4.6%, due in monthly installments of $9,934, maturing May 2020	1,295,427	-
Notes payable, secured by equipment, bearing interest at 0%, due in monthly installments of approximately $8,000 through October 2016, then approximately $4,600 monthly thereafter until March 2019	109,294	-
Equipment loans	203,447	282,791
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000
Less: debt issuance cost/fees	(2,166,789)	(1,195,797)
Less: debt discount	(1,719,365)	(1,810,881)
Total debt	78,161,226	43,196,113
Less: current portion	(250,752)	(1,385,380)
Long term debt less current portion	$77,910,474	$41,810,733

Goldman Sachs Credit Agreement

On February 15, 2017, the Company closed an Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”). The Credit Agreement amended and restated the Credit and Guaranty Agreement entered into as of December 22, 2015 “Prior Credit Agreement”).

Pursuant to the Credit Agreement, certain credit facilities to the Companies, in an aggregate amount not to exceed $89,100,000, consisting of $65,500,000 aggregate principal amount of Tranche A Term Loans (the “Tranche A Term Loans”), $8,600,000 aggregate principal amount of Tranche B Term Loans (the “Tranche B Term Loans”), $10,000,000 aggregate principal amount of MDTL Term Loans (the “MDTL Term Loans”), and up to $5,000,000 aggregate principal amount of Revolving Commitments (the “Revolving Commitments”). The principal amount of the Tranche A Term Loans in the Credit Agreement is $25,500,000 greater than the principal amount provided in the Prior Credit Agreement; the Tranche B Term Loans were not contemplated in the Prior Credit Agreement; and the principal amount of the MDTL Term Loans and Revolving Credit Agreements in the Credit Agreement are the same as provided in the Prior Credit Agreement. The proceeds of the Tranche A Term Loans made on the Closing Date were used to pay a portion of the purchase price for the acquisitions made in connection with the closing of the Prior Credit Agreement, to refinance existing indebtedness, to fund consolidated capital expenditures, and for other purposes permitted. The proceeds of the Tranche A Term Loans and Tranche B Term Loans made on the Restatement Date shall be applied by Companies to (i) partially fund the Restatement Date Acquisition, (ii) refinance existing indebtedness of the Companies, (iii) pay fees and expenses in connection with the transactions contemplated by the Credit Agreement, and (iv) for working capital and other general corporate purposes.

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

The amounts borrowed pursuant to the Loans are secured by a first position security interest in substantially all of the Company’s and subsidiaries assets.

In December of 2015 the Company incurred $1,446,515 of issuance cost related to obtaining the notes. In February 2017, the Company incurred an additional $1,057,950 of issuance costs related to the amendment and restatement of these notes. These costs are being amortized over the life of the notes using the effective interest rate method. At March 31, 2017 and December 31, 2016, the unamortized balance of the costs was $2,166,789 and $1,195,797, respectively.

As of March 31, 2017 the Company is in compliance with all of its financial covenants related to the Credit agreement.

In addition, in connection with the prior credit agreement, the Company issued warrants to Goldman, Sachs & Co. (“GS”) for the purchase of shares of the Company equal to 6.5% of the total common stock outstanding and common stock equivalents at a purchase price equal to $449,553, exercisable on or before December 22, 2023. The warrants grant the holder certain other rights, including registration rights, preemptive rights for certain capital raises, board observation rights and indemnification.

Due to the put feature contained in the agreement, the warrant was recorded as a derivative liability at December 31, 2016.

In January of 2017, the Company entered into an Amended and Restated Warrant Cancellation and Stock Issuance Agreement (the “Warrant Cancellation Agreement”). Pursuant to the Warrant Cancellation Agreement, upon the closing of a “Qualified Offering” as defined in the Warrant Cancellation Agreement, the Amended and Restated Warrant was cancelled and the Company issued to GS restricted shares of common stock in the amount equal to a 6.5% ownership interest in the Company calculated on a fully-diluted basis, which includes the shares of common stock issued pursuant to this offering, but excludes all warrants issued pursuant to such Qualified Offering and all shares underlying such warrants, pursuant to the terms and conditions of the Warrant Cancellation Agreement. A “Qualified Offering” is defined as an underwritten offering by the Company pursuant to which (1) the Company receives aggregate gross proceeds of at least $10,000,000 and (2) the Common Stock becomes listed on The Nasdaq Capital Market, or the New York Stock Exchange. As a result the Company issued GS 421,326 shares of common stock, with a fair value of $1,243,000 on January 30, 2017 for the warrant cancellation. The warrant liability fair value and carrying value at January 30, 2017 was $960,000 accordingly a loss on extinguishment of liability of $283,000 was recognized. Pursuant to the Warrant Cancellation Agreement, GS entered into a lock-up agreement, prohibiting the offer for sale, issue, sale, contract for sale, pledge or other disposition of any of the Company’s common stock or securities convertible into common stock for a period of 180 days after the date of the Qualified Offering, and no registration statement for any of our common stock owned by GS can be filed during such lock-up period.

The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statement of operations. Upon the initial recording of the derivative warrant at fair value the instrument was bifurcated and the Company recorded a debt discount of $2,160,000. This debt discount is being amortized as interest expense using the effective interest rate method over the life of the note, which is 5 years. At March 31, 2017 and December 31, 2016 the balance of the debt discount is $1,719,365 and $1,810,881, respectively.

The key inputs used in the March 31, 2016, December 31, 2016 and January 30, 2017 fair value calculations were as follows:

	January 30, 2017	December 31, 2016	March 31, 2016
Purchase Price	$450,000	$450,000	$450,000
Time to expiration	12/22/2023	12/22/2023	12/23/2023
Risk-free interest rate	1.41%	1.42%	1.60%
Estimated volatility	60%	60%	45%
Dividend	0%	0%	0%
Stock price	$2.95	$10.34	$36.00
Expected forfeiture rate	0%	0%	0%

The change in the market value for the period ending March 31, 2017 is as follows:

Fair value of warrants @ December 31, 2016	$1,250,000

Unrealized gain on derivative liability	(290,000)

Extinguishment of warrant liability	(960,000)

Fair value of warrants @ March 31, 2017	$-

The change in the market value for the period ending March 31, 2016 was as follows:

Fair value of warrants @ December 31, 2015	$2,820,000

Unrealized gain on derivative liability	(180,000)

Fair value of warrants @ March 31, 2016	$2,640,000

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

Notes Payable, related parties

At December 31, 2014 the Company had a short term, non-interest bearing note payable of $150,000 which was incurred in connection with the Membership Interest Purchase Agreement. The Company also had a loan from Here to Serve Holding Corp. due to expenses paid by Here to Serve on behalf of the Company prior to the recapitalization. This loan totaled $376,585 bringing total notes payable to $526,585. In 2015, the short term, non-interest bearing note was paid off, and at December 31, 2016, the Company’s loan from Here to Serve Holding Corp. was $359,891, and is included in current liabilities on the consolidated balance sheet. Also included in current liabilities on the consolidated balance sheet is a short-term loan received from an officer of the Company in December 2016 of $250,000. This loan was paid back, by the Company, in full, including interest of $20,000 on January 30, 2017. Also in February of 2017 the Company paid back $3,000 to Here to Serve Holding Corp, which reduced the loan to $356,891, and is included in current liabilities on the condensed consolidated balance sheet.

Total interest expense for the three months ended March 31, 2017 and March 31, 2016 was approximately $1,695,000 and $1,659,000, respectively. Amortization of debt discount was approximately $90,000 and $100,000, respectively. Amortization of capitalized loan fees was approximately $60,000 and $54,000, respectively. Interest expense on debt was approximately $1,545,000 and $1,500,000, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, for which three classes have been designated to date. Series A has 51 and 51 shares issued and outstanding, Series B has 0 and 0 shares issued and outstanding and series C has 0 and 35,750 shares issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively.

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

Series C

The Company has authorized for issuance up to 67,361 shares of Series C Preferred Stock (“Series C”). Each share of Series C: (a) has a stated value of equal to $100 per share; (b) has a par value of $0.001 per share; (c) accrues fixed rate dividends at a rate of eight percent per annum; (d) are convertible at the option of the holder into 89.28 shares of common Stock (conversion price of $22.40 per share based off stated value of $100); (e) votes on an ‘as converted’ basis; (f) has a liquidation privileges of $22.40 per share; and (g) expire 15 months after issuance.

Further, in the event of a Qualified Offering, the shares of Series C Preferred Stock will be automatically converted at the lower of $22.40 per share or the per share price that reflects a 20% discount to the price of the Common Stock pursuant to such Qualified Offering. A “Qualified Offering” is defined as an underwritten offering by the Company pursuant to which (1) the Company receives aggregate gross proceeds of at least $20,000,000 in consideration of the purchase of shares of Common Stock or (2) (a) the Company receives aggregate gross proceeds of at least $15,000,000 amended to reflect gross proceeds of at least $12,000,000, in consideration of the purchase of shares of Common Stock and (b) the Common Stock becomes listed on The Nasdaq Capital Market, the New York Stock Exchange, or the NYSE MKT.

In addition, if after six months from the date of the issuance until the expiration date, the holder voluntarily converts a Series C security to common stock and sells such common stock for total proceeds that do not equal or exceed such holder’s purchase price, the Company is obligated to issue additional shares of common stock in an amount sufficient such that, when sold and the net proceeds are added to the net proceeds of the initial sale, the holder shall have received funds equal to that of the holder’s initial purchase price (“Shortfall Provision”).

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

Between July 21, 2016 and August 26, 2016, the Company sold 12,750 shares of Series C for gross proceeds of $1.275 million. These proceeds were allocated between the Shortfall Provision derivative liability ($310,000) and the host Series C instrument ($965,000). After such allocation, the Company noted that the Series C had a beneficial conversion feature of $265,000 which was recognized as a deemed dividend.

On August 26, 2016, the Company issued 23,000 shares of Series C to repurchase the 2,053,573 shares of common stock and related top off provision derivative issued in June 2016. Given the transaction was predominantly the repurchase of common stock that was immediately retired, the Company accounted for this as a treasury stock transaction. The Series C was recorded at a fair value of $2.3 million ($620,000 of which was allocated to the Shortfall Provision), the top off provision (which was $246,000 at the time of exchange) was written off, and a beneficial conversion feature of $373,000 was recognized immediately as a deemed dividend.

Preferred Series C conversion

On January 30, 2017, a Qualified Offering occurred and accordingly at such time all 35,750 shares of Preferred Series C were converted into 1,082,022 shares of common stock. The shares were converted according to the terms in the original agreement at a 20% discount to the public offering price per unit of $4.13 which was $3.30.

The automatic conversion resulted in the extinguishment of the shortfall derivative liability resulting in a gain on the extinguishment of liabilities of approximately $2,937,000. In addition, in accordance with ASC 470, the Company recognized a deemed dividend of approximately $2,100,000 upon conversion which represented the unamortized discount on the Series C that resulted from the beneficial conversion feature

Derivative Footnote

As noted above, the Series C included a Shortfall Provision that required bifurcation and to be accounted for as a derivative liability (until the Series C was converted). Upon the execution of the automatic conversion feature, the Shortfall Provision was no longer in effect and the associated derivative liability was extinguished resulting in a gain on extinguishment of liability. The fair value of the Shortfall Provision was calculated using a Monte Carlo simulated put option Black Scholes Merton Model. The cumulative fair values at respective date of issuances and extinguishment were $930,000 and $2.9 million, respectively. The key assumptions used in the model at inception and at January 30, 2017 (extinguishment) are as follows:

	Inception	1/30/2017

Stock Price	$0.00 - $60.00	$0.00 - $6.20
Exercise Price	$22.40	$22.40
Term	.5 years	0.72 to 0.83 years
Risk Free Interest Rate	.39% - .47%	0.81%
Volatility	60%	60%
Dividend Rate	0%	0%

The roll forward of the Shortfall Provision derivative liability is as follows

Balance – December 31, 2016	$2,093,623
Fair Value Adjustment	844,112
Extinguishment of Liability	(2,937,735)
Balance – March 31, 2017	$-

Common Stock Transactions

During the three months ended March 31, 2017, the Company issued 5,222,134 shares of common stock. The fair values of the shares of common stock were based on the quoted trading price on the date of issuance. Of the 5,222,134 shares issued during the three months ended March 31, 2017, the Company:

1.	Issued 421,326 of these shares to Goldman Sachs as a result of their warrant agreement see note 6 Notes Payable and Convertible Notes;

2.	Issued 212,654 of these shares to an officer, see note 13 Equity and Incentive Plans;

3.	Issued 3,000,000 of these shares as part of the January 2017 offering, see below “Underwriting Agreement;”
4	Issued 1,082,022 of these shares due to the conversion of Series C preferred stock, see above “Preferred Series C conversion;”

5.	Issued 500,000 of restricted shares to Waste Services Industries, LLC, as a result of the CFS Group Acquisition, see note 3;

6.	Issued 6,132 of these shares to the outside members of our Board of Directors for services for a total expense of $22,500.

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

Warrants

The 3,000,000 warrants issued in the Offering are exercisable for five years from issuance and have an exercise price equal to $5.16. The Warrants are listed on The Nasdaq Capital Market under the symbol “MRDNW.”

In addition, pursuant to the underwriting agreement, the Company granted the underwriters a 45-day option to purchase up to an additional 450,000 shares and/or 450,000 warrants. The underwriters elected to purchase 112,871 warrants under this option for net proceeds of approximately $1,200.

A summary of the status of the Company’s outstanding stock warrants for the period ended March 31, 2017 is as follows:

	Number of Shares	Average Exercise Price	If exercised	Expiration Date
Outstanding - December 31, 2016	148,777	$3.02
Granted	3,112,871	5.16		January 31, 2022
Exercised	148,777
Outstanding, March 31, 2017	3,112,871	$5.16
Warrants exercisable at March 31, 2017	3,112,871

Stock Options

A summary of the Company’s stock options as of and for the three months ended March 31, 2017 are as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2016	12,250	$19.35	$4.78	4.84	-

For the three months ended March 31, 2017
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding at March 31, 2017	12,250	$19.35	$4.78	4.59	-

Outstanding and Exercisable at March 31, 2017	1,701	$19.35	$4.78	4.59	-

(1)	The aggregate intrinsic value is based on the $3.89 closing price as of March 31, 2017 for the Company’s Common Stock.

The following information applies to options outstanding at March 31, 2017:

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Number Exercisable	Exercise Price
$12.00	1,000	4.59	139	$12.00
$20.00	11,250	4.59	1,562	$20.00
	12,250	4.59	1,701

At March 31, 2017 there was $50,375 of unrecognized compensation cost related to stock options, with expense expected to be recognized ratably over the next 3 years.

NOTE 8 – FAIR VALUE MEASUREMENT

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

The Company had no instruments recorded on the March 31, 2017 balance sheet that are measured at fair value on a recurring basis.

The following table sets forth the liabilities at December 31, 2016 which were recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability – stock warrants	$1,250,000	-	-	$1,250,000
Derivative liability – Series C Preferred Stock	2,093,623	-	-	2,093,623
	$3,343,623	-	-	$3,343,623

NOTE 9 – LEASES

The Company is obligated under capital leases for buildings and vehicles that expire at various dates through 2043. Property and equipment and related accumulated amortization recorded under capital leases consists of the following:

March 31,	2017

Gross asset value	$5,028,147
Less accumulated amortization	(86,252)

Net book value	$4,941,895

Amortization expense of approximately $86,000 for assets held under capital lease obligations is included in depreciation and amortization for the quarter ended March 31, 2017.

Future minimum capital lease payments were as follows at March 31, 2017:

March 31, 2018	$887,428
March 31, 2019	855,694
March 31, 2020	847,522
March 31, 2021	822,180
March 31, 2022	822,368
Thereafter	6,804,627

Total payments	11,039,819
Less interest	(3,993,603)

7,046,216
Less current	(534,901)

$6,511,315

NOTE 10 – DEFINED CONTRIBUTION 401(k) PLANS

The Company implemented a 401(k) plan in October of 2016. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 21 and after 3 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective October 2016 the Company implemented a discretionary employer match to the plan (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $0 for the three months ended March 31, 2017 and 2016.

One of the Company’s wholly owned subsidiary also sponsors a 401(k) employee savings plan. The plan allows eligible employees to contribute a portion of their compensation on a pretax basis through plan contributions. CFS matches 4% of eligible compensation. Total contributions to this plan were $12,000 for the three months ended March 31, 2017.

NOTE 11 – BONDING

For the three months ended March 31, 2017, the Company had approximately $136,000 of expenses related to this performance bond and for the three months ended March 31, 2016, the Company had approximately $29,000 of expenses related to this performance bond.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Landfill Host Agreements

The Company has host agreements with the City of Petersburg (the “City”) and the County of Lunenburg (the “County”), collectively (the “Municipalities”) related to the operation of its landfills.

Key aspects of the agreements include the following:

●	The Company is required to pay the Municipalities a host fee of $1 per ton for each ton of waste disposed of in its landfills or its transfer station, regardless of where the waste is actually deposited, The host fee related for the Lunenburg Landfill is guaranteed to be at least $150,000 per year to the County for the life of the agreement whether or not such volume has been received in the landfill.

●	As part of the host agreement, The CFS Group has also agreed to accept municipal solid waste generated by the Municipalities themselves and by curbside collection within the Municipalities.

●	The Company is also required to pay the Municipalities fifty percent of all net revenues generated from the sale of recyclable materials and methane gas from the landfills.

●	The Company is required to reimburse each Municipality up to a maximum of $55,000 per year to defray costs and expenses of employing a landfill liaison.

●	The Company is required to make an annual contribution of $50,000 each Municipality to be used for a specific expenditure to be jointly agreed upon on an annual basis.

●	If the Tri-City Regional Landfill is sold to an entity not affiliated with The CFS Group at any time before August 31, 2019, the Company is required to remit 5% of the sales price to the City, and any purchaser must also agree to be bound under the terms of the host agreement.

In addition, the Company is required to maintain a Performance Bond as approved by Lunenburg County which would be used to pay for mitigation and remediation as may be necessary as a result of the operation of the Lunenburg landfill. As an alternative to the Performance Bond, the County has permitted the Company to establish a cash Mitigation Fund. The Company is required to deposit $50,000 per year into the Mitigation Fund until the fund reaches $1,500,000.

Environmental Risks

We are subject to liability for environmental damage that our solid waste facilities may cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the acquisition of such facilities. Pollutants or hazardous substances whose transportation, treatment or disposal was arranged by us or our predecessors, may also subject us to liability for any off-site environmental contamination caused by these pollutants or hazardous substances.

Any substantial liability for environmental damage incurred by us could have a material adverse effect on our financial condition, results of operations or cash flows. As of the date of these condensed consolidated financial statements, we estimate the range of reasonably possible losses related to environmental matters to be insignificant and are not aware of any such environmental liabilities that would be material to our operations or financial condition.

General Legal Proceedings

The Company evaluates potential loss contingencies in accordance with ASC 450 – Contingencies (“ASC 450”). ASC 450 requires the Company to evaluate the likeliness of material loss to determine whether any specific accounting or disclosure is required. If the likelihood of loss is deemed probable and the cost is estimable, the Company accrues the estimated loss in its financial statements and discloses the nature of the matter. If the probable loss cannot be estimated, the Company discloses the nature of the matter noting the likelihood of loss. If the likelihood of loss is deemed reasonably possible, the Company will disclose such matter including an estimate of loss if the loss is estimable. If the loss is not estimable, such fact will be disclosed. If the likelihood of loss is considered remote, no accrual or disclosure is made.

In the normal course of our business and as a result of the extensive governmental regulation of the solid waste industry, we may periodically become subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on us or revoke or deny renewal of an operating permit or license that is required for our operations. From time to time, we may also be subject to actions brought by adjacent landowners or residents in connection with the permitting and licensing of transfer stations and landfills or allegations related to environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we may become party to various claims and suits for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a waste management business. No provision has been made in the condensed consolidated financial statements for such matters. We do not currently believe that the possible losses in respect of outstanding litigation matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.

NOTE 13 – EQUITY AND INCENTIVE PLANS

Effective March 10, 2016, the Board of Directors (the “Board”) of the Company approved, authorized and adopted the 2016 Equity and Incentive Plan (the “Plan”) and certain forms of ancillary agreements to be used in connection with the issuance of stock and/or options pursuant to the Plan (the “Plan Agreements”). The Plan provides for the issuance of up to 375,000 shares of common stock, par value $.025 per share (the “Common Stock”), of the Company through the grant of nonqualified options (the “Non-qualified options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

On March 11, 2016, the Company entered into a restricted stock agreement with Mr. Jeff Cosman, CEO, (the “Cosman Restricted Stock Agreement”), pursuant to which 212,654 shares of the Company’s common stock, subject to certain restrictions set forth in the Cosman Restricted Stock Agreement, were issued to Mr. Cosman pursuant to the Cosman Employment Agreement and the Plan.

The entire 212,654 shares fully cliff vested on January 1, 2017. The expense related to this award totaled $2,764,502 which was recognized ratably over the service period through December 31, 2016. Accordingly the stock based compensation related to this award for the three months ended March 31, 2017 was nil.

The restricted stock roll forward is as follows:

	Shares	Fair Value

Unvested Restricted Stock balance, December 31, 2016	212,654	$13.00

Vested	(212,654)	$13.00

Unvested, March 31, 2017	-	$-

Unrecognized compensation cost at March 31, 2017 was nil.

NOTE 14 – VARIABLE INTEREST ENTITY

The CFS Group owns 20% of the Tri-City Recycling Center, (“TCR”), which has been treated as a variable interest entity in these condensed consolidated financial statements. TCR leases a facility to the Company used in the operation of the Tri-City Regional Landfill in Petersburg. The sole source of TCR’s revenues is lease payments from the Company. While the creditors of TCR do not have general recourse to the assets of the Company, there is an obligation to perform by the Company under the leases which collateralize mortgage obligations. The terms of the lease are for a period of 20 years with a 10 year renewal option. The lease includes an annual escalation in rent payments of 1.5%. The equity, income and any contributions or distributions of equity are reported under non-controlling interest in the combined and consolidated financial statements of the Company. Total assets, liabilities, income and expenses of TCR in the condensed consolidated financial statements at March 31, 2017 are $1,461,000, $1,295,000, $71,000 and $31,000, respectively.

At March 31, 2017, total liabilities include the mortgage obligations of TCR in the aggregate of approximately $1,295,000, collateralized by the net book value of the facilities under lease by the Company of approximately $1,447,000.

NOTE 15 – SEGMENT AND RELATED INFORMATION

Historically, the Company had one operating segment. However, with the acquisition of The Mid-Atlantic segment during the three months ended March 31, 2017, the Company’s operations are now managed through two operating segments: Mid-Atlantic and Midwest regions. These two operating segments and corporate are presented below as its reportable segments. The historical results, discussion and presentation of the Company’s reportable segments are the result of its integrated waste management services consisting of collection, transfer, recycling and disposal of non-hazardous solid waste. Summarized financial information concerning our reportable segments for the three months ended March 31, 2017 is shown in the following table:

	Service Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Total Assets

Mid-Atlantic	$2,725,000	$(966,000)	$937,000	$500,000	$58,800,000
Midwest	8,180,000	(585,000)	2,042,000	900,000	47,900,000
Corporate	-	(1,472,000)	20,000	-	1,000,000
Total	$10,905,000	$(3,023,000)	$2,999,000	$1,400,000	$107,700,000

NOTE 16 – SUBSEQUENT EVENTS

On April 21, 2017, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Mobile Science Technologies, Inc., a Georgia corporation (“MSTI”) and its shareholders. Pursuant to the Share Exchange Agreement, the Company purchased 28,333,333 shares of MSTI in exchange for 1,083,017 shares of the Company’s common stock (the “Purchase Shares”), valued at $2.90 per share, to be paid to MSTI selling shareholders (the “MSTI Selling Shareholders”). In accordance with the payment schedule contained in the Share Exchange Agreement, 403,864 of the Purchase Shares were issued as of the closing date, with the remaining 679,153 Purchase Shares to be issued upon certain milestones; however, if the milestones are not attained, such Purchase Shares will be issued on April 21, 2018. The Selling Shareholders included Walter H. Hall, Jr., the Company’s President, Chief Operating Officer and a director, and four limited liability companies managed by Jeffrey Cosman, the Company’s Chief Executive Officer and Chairman. Upon closing of the Share Exchange Agreement, the Company assumed all financial and contractual obligations of MSTI incurred both prior to and after the closing. Prior to its entering into the Share Exchange Agreement, the Company owned 5,000,000 shares of MSTI, or 15% of the issued and outstanding stock of MSTI; as a result of the closing of the Share Exchange Agreement the Company became the owner of 100% of the shares of MSTI.

Prior to the approval of the Share Exchange Agreement by the Company’s Board of Directors and prior to the Company’s entry into the Share Exchange Agreement, the Company obtained a fairness opinion from a third party investment bank opining that the consideration to be paid by the Company in the Share Exchange Agreement is fair from a financial point of view.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We intend for this discussion to provide information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three months ended March 31, 2017, included elsewhere in this report.

Plan of Operation

The platform operation of the Company is our subsidiary Here To Serve Missouri Waste Division, LLC (“HTS Waste”). HTS Waste is in the business of non-hazardous solid waste collection. Our revenue is generated primarily by collection services provided to residential customers, as well as commercial and temporary roll-off customers. The Company’s agreement with Goldman Sachs Specialty Lending Group, has allowed the Company to focus on pursuing waste solutions opportunities in the Midwest, in order to differentiate itself from its larger competitors. With respect to our platform operation in St. Louis, the Company is focused on building in and around this initial marketplace. We are continuing to evaluate our infrastructure needs, placing importance on revenue and cash-flow growth. The Company is specifically focused on bidding for municipal contracts in the St. Louis market, as well as acquisitions throughout the Midwest to drive this plan. The Company plans to remain vigilant in identifying the many solutions in the waste industry and adapting to the changing landscape in order to maximize the returns of its capital in the marketplace. The Company has executed its first step with its agreement with Goldman Sachs Specialty Lending Group to build the capital structure needed to execute its forward strategy.

The CFS Group, LLC; The CFS Disposal & Recycling Services, LLC; RWG5, LLC

On February 15, 2017, the Company consummated the closing of the Membership Interest Purchase Agreement by and between the Company and Waste Services Industries, LLC, pursuant to which the Company purchased from Waste Services Industries, LLC 100% of the membership interests of The CFS Group, LLC, The CFS Disposal & Recycling Services, LLC, RWG5, LLC (collectively, the “CFS Companies”), in exchange for the following: (i) $40,000,000 in cash and assumption of certain capital leases, subject to a working capital adjustment in accordance with Section 2.6 of the such purchase agreement and (ii) 500,000 shares of the Company’s common stock.

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

Executive Overview

General Overview of Our Business

The following table reflects the total revenue of the Company for the three months ending March 31, 2017, 2016 and 2015 (dollars in thousands):

	March 31, 2017		2016		2015
		%		%
	$	Increase	$	increase	$
Revenue	10,905	46%	7,488	147%	3,036

Our revenue for the three months ended March 31, 2017 has grown significantly over the comparable 2016 period primarily due to the acquisition of the CFS group, LLC. As our revenues continue to grow in our existing markets, we plan to increase the rate of this growth by increasing our presence in the commercial and “roll-off” business. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 40 cubic yards) that are loaded on to and off of the collection vehicle. Management also expects continued growth through additional mergers and acquisitions. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$10,905,067	$7,488,239
Operating expenses	$6,987,386	$4,469,898
Selling, general and administrative	$4,060,146	$6,422,339
Depreciation and amortization	$2,998,766	$1,707,406
Other income (expenses), net	$455,043	$(1,270,873)
Net loss attributable to common stockholders	$5,170,167	$6,426,866
Basic net loss per share	$1.00	$5.93

Historically, the Company had one operating segment. However, with the acquisition of The CFS Group during the three months ended March 31, 2017, the Company’s operations are now managed through two operating segments: Mid-Atlantic and Midwest regions. These two operating segments and corporate are presented below as its reportable segments.

	Service Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Total Assets

Mid-Atlantic	$2,725,000	$(966,000)	$937,000	$500,000	$58,800,000
Midwest	8,180,000	(585,000)	2,042,000	900,000	47,900,000
Corporate	-	(1,472,000)	20,000	-	1,000,000
Total	$10,905,000	$(3,023,000)	$2,999,000	$1,400,000	$107,700,000

Revenue

The Company’s revenue for the three months ended March 31, 2017 was $10,905,067, a 46% increase over the three months ended March 31, 2016 of $7,488,239. This increase is primarily driven by the acquisition of the CFS Group on February 15, 2017. The CFS Group added approximately $2,725,000 in revenue for the three months ended March 31, 2017. The continued organic growth of HTS Waste and the continued organic growth of Christian Disposal and Eagle Ridge, acquired on December 22, 2015 also contributed to the revenue increase.

Operating Expenses

Operating expenses were $6,987,386 or 64% of revenue, for the three months ended March 31, 2017 as compared to $4,469,898, or 60% of revenue, for the three months ended March 31, 2016. This is an increase of 4% from the three months ended March 31, 2016. The increase is the result of the acquisition of CFS. CFS’s operating expenses are currently significantly higher than that of the other operating subsidiaries. For the three months ended March 31, 2017 CFS’s operating expenses were approximately 74% of revenue, while the midwest segment’s operating expenses were approximately 61% of revenue.

Selling, general and administrative

The high level of selling, general and administrative expenses for the 3 months ended March 31, 2017 and 2016 is due to recurring expenses, including professional fees, compensation, insurance and rental expense. Selling, general and administrative expenses were $4,060,146 or approximately 36% of revenue, for the three months ended March 31, 2017 as compared to $6,422,339 or approximately 86% of revenue, for the three months ended March 31, 2016. This is a decrease of 50% from the three months ended March 31, 2016. This decrease is the result of a $3,500,000 decrease in stock based compensation which was partially offset by approximately $700,000 of additional selling, general and administrative expenses of CFS.

Depreciation and amortization

Depreciation and amortization was $2,998,766, for the three months ended March 31, 2017, a 76% increase over the three months ended March 31, 2016 of $1,707,406. This increase is primarily driven by two factors; the acquisition of CFS on February 15, 2017 and the approximate $4,000,000 increase in depreciable assets at March 31, 2017.

Other income (expenses), net

Other income (expense), net for the three months ended March 31, 2017, was $455,043, as compared to ($1,225,697) for the three months ended March 31, 2016. The change is attributable to an approximate increase in interest expense of $230,000 and an increase in unrealized loss on change in fair value of derivative liability of approximately $730,000. Offset by an increase in gain on extinguishment of liability of approximately $2,600,000.

Net loss attributable to common stockholders

Net loss attributable to common stockholders for three months ended March 31, 2017, was $5,068,554 or loss per share of $0.98, as compared to $6,426,866 or loss per share of $5.93, for the three months ended March 31, 2016. Included in net loss attributable to common stockholders for the three months ended March 31, 2017 is a deemed dividend related to beneficial conversion feature and accretion of a discount on Series C Preferred Stock of $2,115,317.

Segment Information

Historically, the Company had one operating segment. However with the acquisition of the CFS Group in this quarter, the Company’s operations are now managed through two operating segments: Mid-Atlantic and Midwest regions.

Liquidity and Capital Resources

The following table summarizes total current assets, current liabilities and working capital at March 31, 2017, compared to December 31, 2016:

	March 31, 2017	December 31, 2016	Increase/ Decrease
Current Assets	$11,248,211	$6,104,569	$5,143,642
Current Liabilities	$12,219,999	$14,866,621	$(2,646,622)
Working capital (Deficit)	$(971,788)	$(8,762,052)	$7,790,264

The change in working capital (deficit) is due primarily to the following changes to current assets and current liabilities. The increase in cash of approximately $450,000. Accounts Receivable and prepaid expenses increased by approximately $4,200,000. Which was predominately driven by the CFS acquisition, which contributed approximately $4,000,000 of accounts receivable and prepaid expenses as of March 31, 2017. The derivative liability decreased by approximately $3,300,000 and deferred compensation decreased by approximately $770,000.

At March 31, 2017, we had a working capital deficit of $971,788, as compared to a working capital deficit of $8,762,052, at December 31, 2016, a decrease of $7,790,264. For the three months ended March 31, 2017, cash used in operating activities, was approximately $4,000,000. In addition, as of March 31, 2017, the Company had approximately $1,300,000 in cash and cash equivalents and $1,941,000 in short-term investments to cover its short term cash requirements. Further, the Company has approximately $10,000,000 of borrowing capacity on its multi-draw term loans and revolving commitments with Goldman Sachs as discussed below. For the three months ended March 31, 2017, cash used in investing activities, was approximately $5,300,000. Approximately $4,000,000 was used for the acquisition of CFS and approximately $1,400,000 for the purchase of equipment. For the three months ended March 31, 2017, cash provided from financing activities, was approximately $9,700,000. Approximately $10,700,000 was net proceeds from the issuance of common stock offset by repayments of debt.

The Company purchased the CFS Group for total value of approximately $39,000,000 and purchased approximately $1,400,000 of equipment while increasing long term debt by approximately $35,000,000 during the three months ended March 31, 2017. The increase in debt was due to the Company borrowing on its revolving commitments with Goldman Sachs as discussed below. Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

Our primary uses of cash have been for acquisitions and working capital purposes to support our operations and our efforts to become a reporting company with the SEC. All funds received have been expended in the furtherance of growing our business operations, establishing our brand and making sure our work is completed with efficiency and of the highest quality. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

The proceeds of the loans were used to partially fund the acquisitions referenced above and refinance existing debt with Praesidian, among other things. The Company re-paid in full and terminated its agreements with Praesidian which effected the cancellation of certain warrants that the Company issued to Fund III for the purchase of 46,592 shares of the Company’s common stock and to Fund III-A for the purchase of 18,060 shares of the Company’s common stock. In consideration for the cancellation of the Praesidian Warrants, the Company issued to Praesidian Capital Opportunity Fund III, LP, 57,653 shares of common stock and issued to Praesidian Capital Opportunity Fund III-A, LP, 22,348 shares of common stock. Due to the early termination of the notes and cancellation of the warrants, the Company recorded a loss on extinguishment of debt of $1,899,161 in the year ended December 31, 2015.

In addition, in connection with the credit agreement, the Company issued warrants to Goldman, Sachs & Co. for the purchase of shares of the Company’s common stock equivalent to a 6.5% Percentage Interest (as defined therein) at a purchase price equal to $449,553, exercisable on or before December 22, 2023. The warrants grant the holder certain other rights, including registration rights, preemptive rights for certain capital raises, board observation rights and indemnification.

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

Amended and Restated Credit and Guaranty Agreement

On February 15, 2017, the Company closed an Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”). The Credit Agreement amended and restated the Credit and Guaranty Agreement entered into as of December 22, 2015 “Prior Credit Agreement”).

Pursuant to the Credit Agreement, certain credit facilities to the Companies, in an aggregate amount not to exceed $89,100,000, consisting of $65,500,000 aggregate principal amount of Tranche A Term Loans (the “Tranche A Term Loans”), $8,600,000 aggregate principal amount of Tranche B Term Loans (the “Tranche B Term Loans”), $10,000,000 aggregate principal amount of MDTL Term Loans (the “MDTL Term Loans”), and up to $5,000,000 aggregate principal amount of Revolving Commitments (the “Revolving Commitments”, and the MDTL Term Loans, the “Loans”). The principal amount of the Tranche A Term Loans in the Credit Agreement is $25,500,000 greater than the principal amount provided in the Prior Credit Agreement; the Tranche B Term Loans were not contemplated in the Prior Credit Agreement; and the principal amount of the MDTL Term Loans and Revolving Credit Agreements in the Credit Agreement are the same as provided in the Prior Credit Agreement. The proceeds of the Tranche A Term Loans made on the Closing Date were used to pay a portion of the purchase price for the acquisitions made in connection with the closing of the Prior Credit Agreement, to refinance existing indebtedness, to fund consolidated capital expenditures, and for other purposes permitted. The proceeds of the Tranche A Term Loans and Tranche B Term Loans made on the Restatement Date shall be applied by Companies to (i) partially fund the Restatement Date Acquisition (as defined below), (ii) refinance existing indebtedness of the Companies, (iii) pay fees and expenses in connection with the transactions contemplated by the Credit Agreement, and (iv) for working capital and other general corporate purposes.

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

The amounts borrowed pursuant to the Loans are secured by a first position security interest in substantially all of the Company’s and the Companies’ assets. As of March 31, 2017 the balance of the Tranche A Term Loan was $65,500,000, the balance of the revolver was $4,864,212 and the balance of the Tranche B term Loan was $8,600,000.

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

Critical Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements for the three months ended March 31, 2017 include the operations of the Company and its wholly-owned subsidiaries, and a VIE owned 20% by the Company

All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Business Combinations

The acquisition was accounted for by the Company using acquisition method under business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. Certain amounts below are provisional based on our best estimates using information available as of the reporting date. The Company is waiting for information to become available to finalize its valuation of certain elements of this transaction. Specifically, the assigned values for property, plant and equipment, trade names and trademarks, landfill permits, customer relationships, capital leases payable, mortgage payable, asset retirement obligations and goodwill are provisional in nature and subject to change upon the completion of the final valuation of such elements. All fair value measurements of acquired assets and liabilities assumed are non-recurring in nature and classified as level 3 on the fair value hierarchy.

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

The Company recorded stock based compensation expense of approximately $27,000 and $3,500,000 during the three months ended March 31, 2017 and 2016, respectively, which is included in compensation and related expense on the statement of operations.

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

Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control over Financial Reporting

As described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we determined that we did not maintain effective internal control over the accounting including: (1) lack of an audit committee; (2) lack of form authorization and timely approval with related parties and for significant corporate transactions; (3) lack of segregation of duties; and (4) lack of review and disclosure controls.

Although we have made progress in the remediation of these issues, as indicated below, sufficient time needs to pass before we can conclude that newly implemented controls are operating effectively and that the material weaknesses have been adequately remediated. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the interim condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Remediation of Material Weakness in Internal Control over Financial Reporting

As noted in the Form 10-K for the year ended December 31, 2016, an audit committee has been established. The Company is also actively evaluating its internal control structure to identify the need for additional resources to ensure appropriate segregation of duties. We expect to make additional improvements and enhancements during the remainder of 2017. When fully implemented and operational, we believe the enhanced procedures will remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our goal is to remediate this material weakness by the end of fiscal 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

(b)	Changes in Internal Control over Financial Reporting.

As part of the acquisition of CFS the Company acquired additional accounting personnel. In addition the Company created a director of SEC compliance position to amongst other things oversee the internal control over the financial reporting process. There have been no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 25, 2017, 212,654 restricted shares of Common Stock were issued to Jeffrey Cosman, the Company’s Chief Executive Officer, pursuant to the Company’s 2016 Equity and Incentive Plan, in accordance with the employment agreement between Mr. Cosman and the Company.

On January 30, 2017, 421,326 restricted shares of Common Stock were issued to Goldman Sachs & Co. pursuant to the Amended and Restated Warrant Cancellation and Stock Issuance Agreement between Goldman Sachs & Co. and the Company upon the Company’s completion of a Qualified Offering as defined in such agreement.

On January 30, 2017, 1,082,022 restricted shares of Common Stock were issuable, in the aggregate, to the holders of Series C Preferred Stock upon the Company’s completion of a Qualified Offering as defined in the Certificate of Designations for such class of preferred stock, as amended by letter agreements delivered to the Company by each of the holders of such class of preferred stock.

On February 15, 2017, 500,000 restricted shares of Common Stock were issued to Waste Services Industries, LLC as a portion of the consideration in connection with the Company’s acquisition of the CFS Companies.

On March 31, 2017, 2,044 restricted shares of Common Stock were issued to each of Joseph Ardagna, Thomas Cowee and Jackson Davis, pursuant to their respective Director Agreements.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement dated January 24, 2017, by and among Meridian Waste Solutions, Inc. and Joseph Gunnar & Co., LLC as representative of the several underwriters named therein (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on January 26, 2017)

4.1	Waiver and Consent Letter, dated as of January 9, 2017, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. and certain subsidiaries of the Company, as Guarantors, the Lenders party hereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on January 13, 2017)

4.2	Warrant Agency Agreement by and between Meridian Waste Solutions, Inc. and Issuer Direct Corporation, including the form of Warrant (incorporated herein by reference to Exhibit 4.20 to Meridian Waste Solutions, Inc. Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on November 18, 2016)

4.3	Amended and Restated Credit and Guaranty Agreement, dated as of February 15, 2017, among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Meridian Waste Operations, Inc., Meridian Land Company, LLC, Christian Disposal, LLC, FWCD, LLC, The CFS Group, LLC, The CFS Group Disposal and Recycling Services, LLC, RWG5, LLC, Meridian Waste Missouri, LLC, and Meridian Innovations, LLC, as Companies, Meridian Waste Solutions, Inc., as Holdings, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.4	Amended and Restated Tranche A Term Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $65,500,000, dated February 15, 2017 (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.5	Tranche B Term Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $8,600,000, dated February 15, 2017 (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.6	Amended and Restated MDTL Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $10,000,000, dated February 15, 2017 (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.7	Amended and Restated Revolving Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $5,000,000, dated February 15, 2017 (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.8	Amended and Restated Pledge and Security Agreement between the grantors party thereto and Goldman Sachs Specialty Lending Group, L.P., dated February 15, 2017 (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on February 15, 2017)

10.1	Amended and Restated Warrant Cancellation and Stock Issuance Agreement (incorporated by reference to Exhibit 4.25 to the Meridian Waste Solutions, Inc. Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on January 11, 2017)

10.2	Registration Rights Agreement dated as of January 30, 2017, entered into by and between Meridian Waste Solutions, Inc., and Goldman, Sachs & Co. (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on February 3, 2017)

10.3	Exclusivity Letter between Meridian Waste Solutions, Inc. and Waste Service Industries, LLC dated January 31, 2017*

10.4	Membership Interest Purchase Agreement made and entered into as of February 15, 2017, by and between Meridian Waste Solutions, Inc. and the Waste Services Industries, LLC (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on February 15, 2017)

10.5	Employment Agreement, dated April 18, 2017, by and between Meridian Waste Solutions, Inc. and Chris Diaz. (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on April 24, 2017)

Exhibit No.	Description

10.6	Employment Agreement, dated April 18, 2017, by and between Meridian Waste Solutions, Inc. and Joseph D’Arelli (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on April 24, 2017)

10.7

Form of Share Exchange Agreement, dated April 21, 2017 by and among Meridian Waste Solutions, Inc., Mobile Science Technologies, Inc. and its shareholders (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on April 27, 2017)

17.1	Letter of resignation from Joseph D’Arelli (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on April 24, 2017)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN WASTE SOLUTIONS, INC.

Date: May 22, 2017	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Chris Diaz
	Name:	Chris Diaz
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

