Form 10-K/A
period 2016-12-31
Meridian Waste Solutions, Inc.
filed 2017-05-31
CIK 949721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2016, was $18,409,170. As of May 19, 2017, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 7,341,609.

Documents Incorporated By Reference: None.

MERIDIAN WASTE SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2016

EXPLANATORY NOTE

On April 17, 2017, Meridian Waste Solutions, Inc, a New York corporation (the “Company”), filed its annual report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”). On May 22, 2017, the Company received comments (the “Comments”) from the U.S. Securities and Exchange Commission (the “Commission”) related to the Company’s Registration Statement on Form S-3 filed with the Commission of March 10, 2017, Amendment No.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2017 and the Annual Report. This amendment to the Annual Report is being filed in response to such comments.

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

Collection Services

Meridian, through its subsidiaries, provides solid waste collection services to approximately 65,000 industrial, commercial and residential customers in the Metropolitan St. Louis, Missouri area, and, recently, approximately 33,000 in Virginia. In 2016, our collection revenue consisted of approximately 14% from services provided to industrial customers, 15% from services provided to commercial customers and 71% from services provided to residential customers.

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

The valuation of our landfill assets was based on approximately 4 million cubic yards (cy) total in remaining airspace and approximately 32.7 million cy total in expansion airspace. These landfill assets are comprised of the Eagle Ridge Landfill, the Tri-City Landfill and the Lunenberg Landfill. The Company acquired the Tri-City Landfill and the Lunenberg Landfill on February 15, 2017. There have not been any significant changes.

The Eagle Ridge Landfill has approximately 1.3 million cy of remaining airspace and approximately 30 million cy of expansion airspace, with an estimated life through approximately June 2021. Expenses were recorded based on a blended average rate of $20.71 per ton, and there have been no recent significant changes to such rates.

The Tri-City Landfill has approximately 1.3 million cy of remaining airspace and approximately 700,000 cy of expansion airspace, with an estimated life through approximately September 2021. The Company is also pursuing opportunities to acquire additional expansion airspace. Expenses were recorded based on a blended average rate of $18.74 per ton, and there have been no recent significant changes to such rates.

The Lunenberg Landfill, which has approximately 1.3 million cy of remaining airspace and approximately 4.6 million cy of expansion airspace, with an estimated life through approximately October 2024. The Company is also pursuing opportunities to acquire additional expansion airspace. Expenses were recorded based on a blended average rate of $10.93 per ton, and there have been no recent significant changes to such rates.

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

WE HAVE IDENTIFIED CERTAIN MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS, WHICH COULD CAUSE STOCKHOLDERS AND PROSPECTIVE INVESTORS TO LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL REPORTING.

Currently, the Company has an Audit Committee to oversee the financial reporting process; however, for much of the year ended December 31, 2016, the Company did not have an Audit Committee. Additionally, during the year ended December 31, 2016, certain related party transactions and significant corporate transactions were not formerly authorized and approved by the Board of Directors before execution (although authorization and approval was ultimately obtained). Our finance and accounting department is understaffed and accordingly we cannot maintain sufficient segregation of duties within the financial reporting process. During the year ended December 31, 2016, there was a lack of effective monitoring review controls with respect to accounting for complex transactions and preparation of the financial statements and the financial statement disclosures. Because of the material weaknesses described above, management believes that, as of December 31, 2016, we did not maintain effective internal control over financial reporting based on the COSO (2013) criteria.

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

If these material weaknesses are not resolved to satisfaction of the Company’s stockholders and prospective investors, such stockholders and prospective investors could lose confidence in our financial reporting.

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

THE OWNERSHIP BY OUR CHIEF EXECUTIVE OFFICER OF SERIES A PREFERRED STOCK WILL LIKELY LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

Mr. Jeffrey S. Cosman, our chief executive officer, is the beneficial owner of 100% of the outstanding shares of the Company’s Series A Preferred Stock. The entire class of Series A Preferred Stock has voting power equivalent to that of approximately 51% of the aggregate shareholders’ voting power. As a result, our chief executive officer would have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. In addition, because Mr. Cosman beneficially owns approximately 17.5% of our issued and outstanding common stock, based on the 7,341,609 shares of common stock outstanding and assuming exercise of 302,663 warrants owned by Mr. Cosman, Mr. Cosman currently controls approximately 59.6% of the aggregate shareholders’ voting power. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

On May 26, 2017, the closing price for our common stock was $3.19 per share.

Holders

As of May 19, 2017, we had 91 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Issuer Direct.

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

Cash Bonuses and Equity Compensation

We provide to our employees, including our executive officers, the opportunity to earn discretionary performance bonuses based on individual performance. The amount of individual bonuses are determined in a subjective manner, without specific weightings or a formula.

Certain employees, including executive officers receive restricted common stock upon execution and delivery of an employment agreement, with such shares typically subject to a recoupment schedule. We also provide to our executive officers the opportunity to earn additional compensation in the form of restricted common stock awarded based on the Company achieving certain transaction milestones. In determining the form, size and material terms of such equity awards, our Board of Directors customarily considers, among other things, individual negotiations with the executive officers at their time of hire, the executive officer’s total potential compensation, the need to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, internal pay equity as among our executive officers, notable performance accomplishments, adjustments to duties and the retention implications of existing grants.

Our Board of Directors made the grants to our executive officers set forth below. In determining the size of the equity grants, our Board of Directors generally considered the Chief Executive Officer’s recommendations, the executive officer’s existing equity award holdings (including the unvested portion of such awards), internal pay equity, our retention and incentive goals, and, as applicable, negotiations with the executive at the time of his hiring.

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

Revenue

The Company’s revenue for the year ended December 31, 2016 was $31,727,673, a 135% increase over the Company’s revenue for the year ended December 31, 2015 of $13,506,097. This increase is due to the continued growth of HTS Waste, the acquisitions of Christian Disposal and Eagle Ridge. Christian Disposal and Eagle Ridge accounted for approximately $17,000,000 of the approximate $18,000,000 revenue increase for the year ended December 31, 2016 as compared to the year ended December 31, 2015, while the continued growth of HTS accounted for approximately $1,000,000 of this increase. Christian Disposal revenue for the year ended December 31, 2016 was approximately $13,600,000 and Eagle Ridge revenue for the same period was approximately $3,600,000.

Gross Profit

Gross profit percentage for the year ended December 31, 2016 is approximately 28%. This is an increase of approximately 3% from the year ended December 31, 2015. The increase is significant in that it shows management’s ability to improve efficiencies of operations. The Company is utilizing the synergies of its recent acquisitions, such as creating density in some of its routes, which creates cost savings, in particular better utilization of its recently acquired landfill.

Operating Expenses

Operating expenses were $22,898,723 or 72% of revenue, for the year ended December 31, 2016, as compared to $17,640,895 or 131% of revenue, for the year ended December 31, 2015. The high level of operating expenses in both periods is due to recurring costs of operations, including professional fees, compensation and general and administrative expenses, including insurance and rental expense and certain other incremental items relating to the acquisitions in December 2015, primarily including payments to third party professionals for accounting and valuation services. During the year-ended December 31, 2016, the Company experienced impairment expense of its customer lists of $1,255,267. Compensation and related expense increased approximately $1,400,000, depreciation and amortization expense increased approximately $900,000 and bad debt expense increased approximately $500,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Operating expenses as a percentage of revenue has decreased approximately 59%, primarily due to the 135% increase in revenue. While operating expenses have increased, due to the synergies experienced with the acquisitions of Christian and Eagle Ridge, the Company has been able to increase operating expenses at a lesser pace.

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

The parties to the Credit Agreement have entered into certain amendments to the Credit Agreement, described in the Recent Developments section herein, which provided, among other things, limited waivers by the lenders of certain failures of the Company and its affiliates to deliver certain financial statements and related deliverables and to comply with certain financial covenants under the Credit Agreement, and which amended the terms of the Credit Agreement to address such failures. Failures included maintaining certain EBITDA amounts and leverage ratio and exceeding maximum corporate overhead. These covenant failures had no impact on the Company’s borrowing capacity under the Credit Agreement. The financial covenants consist of a fixed charge coverage ratio, a leverage ratio, adjusted EBITDA, Maximum Consolidated Growth Capital Expenditures, Maximum Consolidated Corporate Overhead and a Minimum Consolidated Liquidity.

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

Please also refer to the Company’s disclosures provided on page F-8.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2016, effective on May 17, 2016, the Board dismissed D’Arelli Pruzansky, P.A. (“D’Arelli Pruzansky”) as the Company’s independent registered public accounting firm. D’Arelli Pruzansky’s report on the financial statements for the fiscal years ended December 31, 2015 and 2014 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.  During the fiscal years ended December 31, 2015 and 2014, and in the subsequent interim periods through May 17, 2016, the date of dismissal of D’Arelli Pruzansky, there were no disagreements with D’Arelli Pruzansky on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D’Arelli Pruzansky, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended December 31, 2015 and 2014, and in the subsequent interim periods through May 17, 2016, the date of dismissal of D’Arelli Pruzansky, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. D’Arelli Pruzansky issued a letter, dated May 20, 2016 confirming its agreement with the foregoing disclosures.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2016, effective on May 17, 2016, the Board approved the engagement of Hein & Associates, LLP (“Hein”), as the Company’s new independent registered public accounting firm.

During the fiscal year ended December 31, 2015, and the subsequent interim period prior to the engagement of Hein, the Company had not consulted Hein regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

There are no other reportable events under this item for the year ended December 31, 2016.

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

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Total
Jeffrey Cosman (1)	2016	$525,000	$0	(2)	$525,000
Chief Executive Officer, Director	2015	$500,000	$7,216,180	(2)	$7,716,180
Walter H. Hall, Jr.	2016	0	3,100,000		3,100,000
President, Chief Operating Officer, Director (3)	2015	--	--		--
Joseph D'Arelli	2016	159,550	450,000		609,550
Chief Financial Officer (4)	2015	--	--		--

(1)	Effective October 31, 2014, Jeffrey S. Cosman was appointed Chief Executive Officer of the Company and Director. $187,500 of Mr. Cosman’s salary was accrued for 2015.
(2)	Mr. Cosman received 279,524 shares of Common Stock, having a grant date fair market value of $25.81 per share.
(3)	Mr. Hall was appointed President, Chief Operating Officer and Director on March 11, 2016. In March 2016, Mr. Hall received 100,000 shares of Common Stock having a grant date fair market value of $31.00 per share, subject to a vesting schedule.
(4)	Mr. D'Arelli was appointed Chief Financial Officer on November 29, 2016. In July 2016, Mr. D’Arelli received 15,000 shares of Common Stock, having a grant date fair market value of $30 per share, subject to a vesting schedule. Included in Mr. D’Arelli’s salary are amounts paid to Mr. D’Arelli by the Company for Mr. D’Arelli’s work as Corporate Controller during 2016, prior to Mr. D;Arelli’s appointment as Chief Financial Officer effective November 29, 2016.

Option Grants

We did not grant any options to any of our executive officers during the years ended December 31, 2016 and 2015.

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jeffrey Cosman	0	0	0	N/A	N/A	0	N/A	212,654	2,198,842
Walter H. Hall, Jr.	0	0	0	N/A	N/A	0	N/A	0	N/A
Joseph D’Arelli	0	0	0	N/A	N/A	0	N/A	0	N/A

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

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Joseph Ardagna	2,000	7,500	3,750	N/A	N/A	N/A	13,250
Thomas Cowee	2,000	7,500	3,750	N/A	N/A	N/A	13,250
Jackson Davis	2,000	7,500	3,750	N/A	N/A	N/A	13,250

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

Cash Bonuses and Equity Compensation

We provide to our employees, including our executive officers, the opportunity to earn discretionary performance bonuses based on individual performance. The amount of individual bonuses are determined in a subjective manner, without specific weightings or a formula.

Certain employees, including executive officers receive restricted common stock upon execution and delivery of an employment agreement, with such shares typically subject to a recoupment schedule. We also provide to our executive officers the opportunity to earn additional compensation in the form of restricted common stock awarded based on the Company achieving certain transaction milestones. In determining the form, size and material terms of such equity awards, our Board of Directors customarily considers, among other things, individual negotiations with the executive officers at their time of hire, the executive officer’s total potential compensation, the need to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, internal pay equity as among our executive officers, notable performance accomplishments, adjustments to duties and the retention implications of existing grants.

Our Board of Directors made the grants to our executive officers set forth below. In determining the size of the equity grants, our Board of Directors generally considered the Chief Executive Officer’s recommendations, the executive officer’s existing equity award holdings (including the unvested portion of such awards), internal pay equity, our retention and incentive goals, and, as applicable, negotiations with the executive at the time of his hiring.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 19, 2017, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

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

Shareholder	Common Stock Owned Beneficially		Percent of Class (1)	Series A Preferred Stock Owned Beneficially	Percent of Class (2)

Jeffrey Cosman, Chief Executive Officer, Chairman	1,338,560	(3)	17.51%	51	100%
12540 Broadwell Road, Suite 2104
Milton, GA 30004

Chris Diaz, Chief Financial Officer	0		0%		0%
12540 Broadwell Road, Suite 2104
Milton. GA 30004

Walter H. Hall	175,350		2.39%		0%
12540 Broadwell Road, Suite 2104
Milton, GA 30004

Joseph Ardagna	4,006		* %		0%
12540 Broadwell Road, Suite 2104
Milton, GA 30004

Jackson Davis	4,006		* %		0%
12540 Broadwell Road, Suite 2104
Milton, GA 30004

Thomas Cowee	4,006		* %		0%
12540 Broadwell Road, Suite 2104
Milton, GA 30004

All directors and officers as a group (5 persons)(3)	1,525,928		19.96%	51	100%

5% or greater shareholders

Clayton Struve	1,120,772	(4)	14.90%	0	0%
175 W. Jackson Blvd., Suite 440
Chicago, IL 60604

The Goldman Sachs Group, Inc.	421,326		5.74%	0	0%
200 West Street
New York, NY 10282

Total(3)(4)	3,068,026		39.20%	51	100%

* denoted less than 1%

(1)	Based on a total of 7,341,609 shares of common stock outstanding as of May 19, 2017, except as otherwise indicated.
(2)	Based on a total of 51 shares of Series A Preferred outstanding as of May 19, 2017.
(3)	Includes 1,560 shares of the common stock of the Company issued to Rush the Puck, LLC, a limited liability company in which Mr. Cosman and his wife are the sole members and 20,000 shares of the common stock of the Company issued, in the aggregate, to four limited liability companies in which Mr. Cosman is the manager. Includes 302,663 warrants to purchase common stock at an exercise price of $5.16 per share.
(4)	Includes 181,598 warrants to purchase common stock at an exercise price of $5.16 per share.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Changes in Control

We are not aware of any arrangements that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Description of Securities

General

Our authorized capital stock consists of 75,000,000 shares of common stock, par value of $0.025 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share. As of May 19, 2017 there were 7,341,609 shares of our common stock issued and outstanding held by 87 holders of record. We currently have 51 shares of Series A Preferred Stock authorized of which 51 shares of Series A Preferred Stock are issued and outstanding. There are currently no shares of Series B Preferred Stock and no shares of Series C Preferred Stock issued and outstanding.

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

MERIDIAN WASTE SOLUTIONS, INC.

Date: May 31, 2017	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Chris Diaz
	Name:	Chris Diaz
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Cosman	Chief Executive Officer, Chairman	May 31, 2017
Jeffrey Cosman	Principal Executive Officer

/s/ Chris Diaz	Chief Financial Officer	May 31, 2017
Chris Diaz	Principal Financial Officer and Principal Accounting Officer

/s/ Walter H. Hall, Jr.	President, Chief Operating Officer, Director	May 31, 2017
Walter H. Hall, Jr.

/s/ Thomas Cowee	Director	May 31, 2017
Thomas Cowee

/s/ Jackson Davis, Jr.	Director	May 31, 2017
Jackson Davis, Jr.

/s/ Joseph Ardagna	Director	May 31, 2017
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

