Form 10-Q
period 2017-06-30
Meridian Waste Solutions, Inc.
filed 2017-08-21
CIK 949721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

Commission File No. 001-13984

MERIDIAN WASTE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

New York	13-3832215
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

One Glenlake Parkway NE Suite 900

Atlanta, GA 30328

(Address of principal executive offices)

(Previous address of principal executive offices)

(770)-691-6350

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

As of August 14, 2017, there were 9,685,822 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2017	December 31, 2016
Current assets:	(Unaudited)	(Unaudited)

Cash	$2,296,411	$824,928
Short-term investments - Restricted	-	1,953,969
Accounts receivable, net	6,593,302	2,540,657
Prepaid expenses	1,232,130	746,776
Other current assets	530,902	39,895

Total current assets	10,652,745	6,106,225

Property, plant and equipment, at cost net of accumulated depreciation	35,765,862	16,797,015
Landfill assets, net of accumulated amortization	34,042,804	3,278,817
Assets held for sale	395,000	395,000

Other assets:

Deposits	229,779	144,793
Contract receivable	167,586	179,067
Goodwill	13,248,633	7,234,420
Capitalized software, net of accumulated amortization	131,271	356,167
Trademarks, net of accumulated amortization	194,250	-
Customer list, net of accumulated amortization	15,132,131	14,553,629
Non-compete, net of accumulated amortization	94,080	114,680
Website, net of accumulated amortization	36,403	38,819

Total other assets	29,234,133	22,621,575

Total assets	$110,090,544	$49,198,632

Liabilities and Equity
Current liabilities:
Accounts payable	$4,242,056	$3,327,618
Accrued expenses	3,045,795	2,005,357
Notes payable, related parties	356,891	609,891
Deferred compensation	-	769,709
Deferred revenue	5,744,144	3,431,869
Derivative liability	-	3,343,623
Current portion - capital leases payable	543,775	-
Current portion - long term debt	1,366,676	1,385,380

Total current liabilities	15,299,337	14,873,447

Long-term liabilities:
Asset retirement obligation	8,078,125	5,299
Deferred tax liability	418,000	193,482
Deferred rent	54,149
Capital leases, payable	6,372,297	-
Long-term debt, net of current	81,640,398	41,810,733

Total long term liabilities	96,562,969	42,009,514

Total liabilities	111,862,306	56,882,961

Preferred Series C stock redeemable, cumulative, stated value $100 per share, par value $.001, 67,361 shares authorized, 0 and 35,750 shares issued and outstanding, respectively	-	2,644,951

Equity:
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, 0 and 71,210 issued and outstanding	-	-
Common stock, par value $.025, 75,000,000 shares authorized, 9,368,196 and 1,712,471 shares issued and 9,356,696 and 1,700,971 shares outstanding, respectively	233,884	42,812
Common stock to be issued	16,979
Treasury stock, at cost, 11,500 shares	(224,250)	(224,250)
Additional paid in capital	54,517,377	35,752,738
Accumulated deficit	(56,530,500)	(45,900,580)
Total Meridian Waste Solutions, Inc. shareholders' deficit	(1,986,510)	(10,329,280)
Noncontrolling interest	214,748	-
Total equity	(1,771,762)	(10,329,280)

Total liabilities and equity	$110,090,544	$49,198,632

See the notes to the condensed consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)

Service Revenue	$14,220,423	$8,006,098

Cost and expenses:
Operating	11,370,740	5,200,644
Bad debt expense	158,886	10,969
Depreciation and amortization	4,392,825	1,800,737
Accretion expense	112,805	-
Impairment expense	221,146	1,255,269
Selling, general and administrative	3,167,699	3,904,634

Total cost and expenses	19,424,101	12,172,253

Other income (expenses):
Miscellaneous (expense) income	25,098	(4,436)
Gain on disposal of assets	-	4,504
Unrealized loss on change in fair value of derivative liability	-	(60,000)
Unrealized loss on investment	(2,324)	-
Gain on contingent liability	-	1,000,000
Interest income	454	4,287
Interest expense	(2,229,125)	(1,146,841)
Total other expenses	(2,205,897)	(202,486)

Loss before income taxes	(7,409,575)	(4,368,641)

Provision for income taxes	(122,905)	-

Net loss	$(7,532,480)	$(4,368,641)

Net loss attributable to noncontrolling interest	42,588	-

Net loss attributable to common stockholders of Meridian Waste Solutions, Inc.	$(7,575,068)	$(4,368,641)

Basic net loss per share	$(0.94)	$(3.48)

Weighted average number of shares outstanding	8,042,278	1,256,873

See the notes to the condensed consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)

Service Revenue	$25,125,490	$15,494,337

Cost and expenses:
Operating	18,358,126	10,122,554
Bad debt expense	337,374	55,558
Depreciation and amortization	7,391,591	3,505,840
Accretion Expense	169,206	-
Impairment expense	221,146	1,255,269
Selling, general and administrative	7,227,845	9,891,297

Total cost and expenses	33,705,288	24,830,518

Other income (expenses):
Miscellaneous income	70,243	159
Gain on disposal of assets	841	3,053
Unrealized gain (loss) on change in fair value of derivative liability	(554,112)	120,000
Gain on extinguishment of derivative instrument	2,654,821	-
Unrealized loss on investment	(8,179)	-
Gain on contingent liability	-	1,000,000
Interest income	10,136	6,426
Interest expense	(3,924,604)	(2,379,590)

Total other expenses	(1,750,854)	(1,249,952)

Loss before income taxes	(10,330,652)	(10,586,133)

Provision for income taxes	(224,518)	-

Net loss	$(10,555,170)	$(10,586,133)

Net loss attributable to noncontrolling interest	$74,748	$-

Net loss attributable to Meridian Waste Solutions, Inc	$(10,629,918)	$(10,586,133)

Deemed dividend related to beneficial conversion feature and accretion of a discount on Series C Preferred Stock	$(2,115,317)	$-

Net loss attributable to common stockholders	$(12,745,235)	$(10,586,133)

Basic net loss per share	$(1.78)	$(9.05)

Weighted average number of shares outstanding
(Basic and Diluted)	7,152,129	1,170,285

See the notes to the condensed consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(10,555,170)	$(10,586,133)
Adjustments to reconcile net loss to net cash (used in) provided from operating activities:
Depreciation and amortization	7,391,591	3,505,840
Interest accretion on landfill liabilities	169,206	91,589
Amortization of capitalized loan fees & debt discount	390,128	272,461
Unrealized (gain) loss on derivatives	554,112	(120,000)
Bad Debt Expense	337,374	-
Stock issued to vendors for services	-	778,985
Stock and Options issued to employees as incentive compensation	70,701	5,572,098
Gain on extinguishment of debt	(2,654,821)	-
Impairment expense	221,146	1,255,269
Gain on contingent liability	-	(1,000,000)
Loss on disposal of equipment	841	5,158
Changes in working capital items net of acquisitions:
Accounts receivable, net of allowance	(1,596,593)	(251,954)
Prepaid expenses and other current assets	(216,759)	(322,813)
Deposits	-	(131,999)
Accounts payable and accrued expenses	(888,954)	1,286,944
Deferred compensation	(769,709)	(237,047)
Deferred revenue	2,312,274	189,130
Deferred Rent	54,149	-
Deferred Tax Liability	224,518	-

Net cash (used in) provided from operating activities	(4,955,966)	307,528

Cash flows from investing activities:
Investment in CFS Group of Companies	(3,933,276)	-
Landfill additions	(1,089,807)	(297,482)
Acquisition of property, plant and equipment	(1,558,891)	(4,047,475)
Purchases of short-term investments	1,953,969	(1,951,414)
Cash proceeds received from post acquisition settlement	-	245,222
Proceeds from sale of property, plant and equipment	-	46,975

Net cash used in investing activities	(4,628,005)	(6,004,174)

Cash flows from financing activities:
(Repayments) on notes due related parties	(253,000)	-
Proceeds from loans	1,669,212	2,150,000
Cash paid for debt issuance costs	(866,951)	-
Proceeds from issuance of common stock, net of fees	13,763,127	2,187,502
Principal payments on capital lease	(233,421)	-
Principal payments on notes payable	(3,034,994)	(131,262)
Direct Financing lease	11,481	-
Net cash provided from financing activities	11,055,454	4,206,240

Net change in cash	1,471,483	(1,490,406)

Beginning cash	824,928	2,729,795

Ending cash	$2,296,411	$1,239,389

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$3,365,270	$2,015,540

Supplemental Non-Cash Investing and Financing Information:

Note payable incurred for acquisition	$34,100,000	$-
Common stock issued for consideration in an acquisition	$1,251,000	$-
Retirement of Preferred Stock C and related top off provision through the issuance of Common Stock (and related derivative liability)	$1,227,065	$-
Property, plant and equipment additions financed with notes payable and capital leases	$6,567,590	$-
Deemed dividend related to beneficial conversion feature of Series C Preferred Stock	$2,115,317	$-
Debt issuance costs for common stock to be issued	$191,000	$-
Warrant cancellation	$1,232,379	$-

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

In 2014, the Company purchased the assets of a solid waste disposal company in the St. Louis, MO market. This acquisition is considered the platform company for future acquisitions in the solid waste disposal industry.

Basis of Presentation

The accompanying condensed consolidated financial statements of Meridian Waste Solutions, Inc. and its subsidiaries (collectively called the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the Company as filed with the SEC. The condensed consolidated balance sheet at December 31, 2016 contained herein was derived from audited financial statements, but does not include all disclosures included in the Form 10-K for Meridian Waste Solutions, Inc., and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been omitted or condensed.

As noted in NOTE 3, the Company entered into a share exchange agreement with Mobile Science Technologies, Inc., a Georgia corporation (“MSTI”) which was deemed to be an entity under common control. Accordingly, the financial statements have been retrospectively adjusted to furnish comparative information for all periods presented in accordance with Accounting Standards Codification (ASC) 805-50-45-5. Specifically, the financial statements include the financial information of MSTI for all periods presented.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of the unaudited condensed consolidated financial statements as of June 30, 2017, and the results of operations and cash flows for the three and six months ended June 30, 2017 have been made. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for a full year.

Basis of Consolidation

The condensed consolidated financial statements for the three and six months ended June 30, 2017 include the operations of the Company and its wholly-owned subsidiaries, and a Variable Interest Entity (“VIE”) owned 20% by the Company.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

We have experienced recurring operating losses in recent years. Because of these losses, the Company had negative working capital of approximately $4,700,000 at June 30, 2017. As of June 30, 2017 the Company had approximately $2,300,000 in cash to cover its short term cash requirements. Further, the Company is still evaluating raising capital through the public markets as well as looking for capital partners to assist with operating activities and growth strategies.

Further, the Company has approximately $1,500,000 of borrowing capacity on its multi-draw term loans and revolving commitments available for working capital and general corporate purposes. See note 6, under the heading Goldman Sachs Credit Agreement.

In 2017, the Company raised additional capital with the January 30, and June 30, 2017 equity offerings that raised approximately $13.8 million dollars. See note 7, Shareholder’s equity. Also in 2017, the Company completed a significant $42 million acquisition of a waste management business in Virginia that is expected to be accretive to operating cash flows in the fourth quarter of 2017.

The Company has prepared its business plan for the ensuing twelve months, and believes it has sufficient resources to operate for the ensuing 12 month period. The Company’s objectives in preparing this plan include: (1) renegotiating contracts to increase revenue; (2) increasing fees on existing contracts and (3) reducing costs. The Company has already been successful in increasing rates on several recently negotiated contracts and acquiring additional contracts, both of which are accretive to net income and operating cash flow.

Further, the Company believes that net income will improve enough beginning in the third quarter of 2017 and that along with our available debt and cash on hand will provide enough resources for the Company to have the cash flow to fund operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term investments, accounts receivable, account payable, accrued expenses, derivative liabilities and notes payable. The carrying amount of these financial instruments approximates fair value due to length of maturity of these instruments.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The Company has deferred tax liabilities related to its intangible assets, which were approximately $418,000 as of June 30, 2017.

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

The Company analyzes its tax positions by utilizing ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2017, tax years ended December 31, 2015, 2014, and 2013 are still potentially subject to audit by the taxing authorities.

Use of Estimates

Management estimates and judgments are an integral part of financial statements prepared in accordance with GAAP. We believe that the critical accounting policies described in this section address the more significant estimates required of management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods.

Reclassification

Certain reclassifications have been made to previously reported amounts to conform to 2017 amounts. These reclassifications had no impact on previously reported results of operations or stockholders’ equity (deficit). The statement of operations has been reformatted in such a way that approximately $900,000 and $450,000 has been reclassified from Selling, general and administrative to Operating expenses for the six and three months ended June 30, 2016, respectively. Also, the statement of operations has been reformatted in such a way that there is no longer a caption showing gross profit.

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At June 30, 2017, and December 31, 2016 the Company had approximately $7,300,000 and $3,000,000 of gross trade receivables, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At June 30, 2017 and December 31, 2016 the Company had approximately $760,000 and $500,000 recorded for the allowance for doubtful accounts, respectively.

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the six months ended June 30, 2017 we inflated these costs in current dollars until the expected time of payment using an inflation rate of 1.78%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations at June 30, 2017 is approximately 9%.

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

The Company operations related to its landfill assets and liability are presented in the tables below:

Six Months Ended June 30, 2017

Landfill Assets

Beginning Balance	$3,278,817
Assets acquired	31,766,000
Capital additions	1,089,803
Amortization of landfill assets	(2,091,816)
$34,042,804

Landfill Asset Retirement Obligation

Beginning Balance	$5,299
Liabilities assumed in acquisition	7,903,620
Interest accretion	169,206
$8,078,125

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

At June 30, 2017 the Company had outstanding stock warrants and options for 3,687,871 and 12,250 common shares, respectively.

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

The Company recorded stock based compensation expense of approximately $70,000 and $5,500,000 during the six months ended June 30, 2017 and 2016, respectively, which is included in compensation and related expense on the statement of operations.

Allocation of Purchase Price of Business Combinations

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, we determine if the transaction is considered to be between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the merger date. All other business combinations are accounted for by applying the acquisition method of accounting. Under the acquisition method, we recognize the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity. In addition, we evaluate the existence of goodwill or a gain from a bargain purchase. We will immediately expense acquisition-related costs and fees associated with business combinations and asset acquisitions.

We allocate the purchase price of acquired properties and business combinations accounted for under the acquisition method of accounting to tangible and identifiable intangible assets acquired based on their respective fair values to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods.

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

ASU 2016-15 “Statement of Cash Flows” - In August 2016, the FASB issued amended authoritative guidance associated with the classification of certain cash receipts and cash payments on the statement of cash flows. The amended guidance addresses specific cash flow issues with the objective of reducing existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. While we are still evaluating the impact of the amended guidance, we currently do not expect it to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash ("ASU 2016-18"), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years, and will be applied using a retrospective transition method to each period presented. As such, the Company will adopt the standard beginning January 1, 2018. We currently do not expect it to have a material impact on our consolidated financial statements.

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

ASU 2016-02 “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

●	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

NOTE 3 – ACQUISITIONS

The CFS Group Acquisition

On February 15, 2017, the Company, in order to expand its geographical footprint to new markets outside of the state of Missouri, acquired 100% of the membership interests of The CFS Group, LLC, The CFS Group Disposal & Recycling Services, LLC and RWG5, LLC (“The CFS Group”) pursuant to a Membership Interest Purchase Agreement, dated February 15, 2017. This acquisition was consummated to further define the Company’s growth strategy of targeting and expanding within vertically integrated markets and serve as a platform for further growth.

The acquisition was accounted for by the Company using acquisition method under business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. Measurement period adjustments were recorded in the period in which the adjustments to the provisional amounts are determined. During the three months ended June 30, 2017, finalized valuations were performed on certain assets resulting measurement period adjustments:

Landfill assets increased	$4,200,000	to	$31,766,000
Customer relationships increased	$1,940,000	to	$2,500,000
Trade names and trademarks decreased	$(570,000)	to	$210,000
Non-controlling interest increased	$(69,000)	to	$140,000
Goodwill decreased	$(5,640,000)	to	$6,014,000
Purchase price – restricted stock decreased	$139,000	to	$39,284,000

Additionally the changes in these provisional amounts resulted in an increase in depreciation and amortization expense of $248,000, of which $93,000 relates to the previous quarter.

All fair value measurements of acquired assets and liabilities assumed are non-recurring in nature and classified as level 3 on the fair value hierarchy.

The calculation of purchase price, including measurement period adjustments, is as follows:

Cash consideration	$3,933,000
Debt assumed - as consideration	34,100,000
Restricted stock consideration	1,251,000
Total	$39,284,000

As noted in the table above, the Company issued 500,000 restricted shares of common stock as consideration which was valued at market at the date of the closing, fair value of approximately $1,251,000. A 10% discount to the trading price of the stock was taken to account for the restricted nature of the shares.

The following table summarizes the estimated fair value of The CFS Group assets acquired and liabilities assumed at the date of acquisition, including measurement period adjustments:

Accounts receivable	2,793,000
Prepaid expenses and other current assets	845,000
Property, plant and equipment	14,179,000
Trade names and trademarks	210,000
Landfill permits	31,766,000
Customer relationships	2,500,000
Accounts payable and accrued liabilities	(2,654,000)
Capital leases payable	(6,896,000)
Mortgage payable	(1,429,000)
Asset retirement obligations	(7,904,000)
Non-controlling interest	(140,000)
Goodwill	6,014,000
Total	$39,284,000

Revenue and net loss included in the six months ended June 30, 2017 financial statements attributable to the CFS Group is approximately $8,200,000 and $2,800,000, respectively.

The following unaudited pro forma information below presents the consolidated results operations data as if the acquisition of the CFS Group took place on January 1, 2016:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2017

Total Revenue	$25,888,000	$27,850,000
Net Loss	$(14,770,000)	$(11,338,000)
Basic Net Loss Per Share	$(12.62)	$(1.89)

Mobile Science Technologies, Inc.

On April 21, 2017, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with MSTI and its shareholders. MSTI is a technology service provider and builder of mobile applications that enable efficient two-way communications between organizations and entities such as municipalities and their respective customers or citizens. The Company seeks to utilize the technology underlying MSTI’s current applications to develop an enhanced communication system between the Company and its customers.

Pursuant to the Share Exchange Agreement, the Company purchased 100% of the outstanding stock (28,333,333 common shares) of MSTI in exchange for 1,083,017 shares of the Company’s common stock (the “Purchase Shares”). In accordance with the payment schedule contained in the Share Exchange Agreement, 403,864 of the Purchase Shares were issued as of the closing date, with the remaining 679,153 Purchase Shares to be issued upon certain milestones; however, if the milestones are not attained, such Purchase Shares will be issued on April 21, 2018. Such ‘to be issued’ shares are shown within equity in the Consolidated Balance Sheets. The Selling Shareholders were mainly comprised Walter H. Hall, Jr., the Company’s President, Chief Operating Officer and a director, and four limited liability companies managed by Jeffrey Cosman, the Company’s Chief Executive Officer and Chairman. Such selling shareholders also have controlling financial interest of the Company. Accordingly, the acquisition of MSTI was deemed to be a transaction between entities under common control and thus the assets and liabilities of MSTI were transferred at their historical cost with prior periods retrospectively adjusted to include the historical financial results of MSTI. The equity accounts of the entities are combined and the par value of the shares issued by the Company is recognized.

Upon closing of the Share Exchange Agreement, the Company assumed all financial and contractual obligations of MSTI incurred both prior to and after the closing. Prior to its entering into the Share Exchange Agreement, the Company owned 5,000,000 shares of MSTI, or 15% of the issued and outstanding stock of MSTI, which was accounted for as an equity method investment. Originally, the Company transferred the assets of MSTI for its initial 15% investment, and then repurchased those assets with additional shares of stock of the Company. As a result of the closing of the Share Exchange Agreement the Company became the owner of 100% of the shares of MSTI.

In June of 2017, the Company recorded $221,146 of impairment expense on the MSTI capitalized software.

Prior to the approval of the Share Exchange Agreement by the Company’s Board of Directors and prior to the Company’s entry into the Share Exchange Agreement, the Company obtained a fairness opinion from a third party investment bank opining that the consideration to be paid by the Company in the Share Exchange Agreement is fair from a financial point of view.

The following table includes the financial information originally reported and the net effect of the acquisition for the six months ended June 30, 2016:

	Prior to Acquisition	Net Effect of Acquisition	Post-Acquisition
Total Sales	$15,494,337	$0	$15,494,337
Net Loss	$10,572,100	$14,033	$10,586,133

The following table includes the financial information originally reported and the net effect of the acquisition as of December 31, 2016:

	Prior to Acquisition	Net Effect of Acquisition	Post-Acquisition
Total Assets	$49,201,572	$(2,940)	$49,198,632

Total Equity	(10,319,514)	$(9,766)	$(10,329,280)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	June 30, 2017	December 31, 2016
Land	$3,434,000	$1,550,000
Buildings & Building Improvements	1,748,009	777,822
Furniture & office equipment	659,122	406,419
Containers	11,179,213	5,969,677
Trucks, Machinery, & Equipment	28,574,895	14,190,871

Total cost	45,595,239	22,894,789

Less accumulated depreciation	(9,434,377)	(6,097,774)

Net property and Equipment	$36,160,862	$16,797,015

As of June 30, 2017, the Company has $395,000 of land and building which are held for sale and included in amounts noted above. These amounts are included in our Midwest segment. These held for sale assets were not depreciated during the six months ended June 30, 2017. Depreciation expense for the six months ended June 30, 2017 and 2016 was approximately $3,369,000 and $1,615,000, respectively.

NOTE 5 – INTANGIBLE ASSETS

At June 30, 2017, customer lists include the intangible assets related to customer relationships acquired through the acquisition of Christian Disposal, Eagle Ridge and the CFS Group. The customer list intangible assets are amortized over their useful life which range from 5 to 20 years. Amortization expense, excluding amortization of landfill assets of approximately $2,059,000 and $136,000, amounted to approximately $1,970,000 and $1,757,000 for the six months ended June 30, 2017 and 2016, respectively.

The following tables set forth the intangible assets, both acquired and developed, including accumulated amortization as of June 30, 2017:

	June 30, 2017
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Customer lists	9.30 years	$25,387,452	$10,255,320	$15,132,132
Non-compete agreement	2.70 years	206,000	111,920	94,080
Trademarks	4.62 years	210,000	15,750	194,250
Capitalized software	2.92 years	135,020	3,750	131,270
Website	3.50 years	44,619	8,216	36,403
		$25,983,091	$10,394,956	$15,588,135

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

The Company had the following long-term debt:

	June 30, 2017	December 31, 2016
Goldman Sachs - Tranche A Term Loan - LIBOR Interest on loan date plus 8%, 9.045% at June 30, 2017	$65,500,000	$40,000,000
Goldman Sachs – Revolver- LIBOR Interest on loan date plus 8%, 9.045% at June 30, 2017	3,405,018	3,195,000
Goldman Sachs – Tranche B Term Loan - Interest 11% annually	8,600,000	-
Convertible Notes Payable	-	1,250,000
Mortgage note payable to a bank, secured by real estate and guarantee of Company, bearing interest at 4.6%, due in monthly installments of $9,934, maturing May 2020	1,295,427	-
Notes payable, secured by equipment, bearing interest at rates from 9.25% to 9.49%, due in monthly installments of approximately $150,000 through April 2022	6,406,131	282,791
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000
Less: debt issuance cost/fees	(2,023,910)	(1,195,797)
Less: debt discount	(1,650,592)	(1,810,881)
Total debt	83,007,074	43,196,113
Less: current portion	(1,366,676)	(1,385,380)
Long term debt less current portion	$81,640,398	$41,810,733

Goldman Sachs Credit Agreement

On February 15, 2017, the Company closed an Amended and Restated Credit and Guaranty Agreement (as amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated April 28, 2017, the “Credit Agreement”). The Credit Agreement amended and restated the Credit and Guaranty Agreement entered into as of December 22, 2015 “Prior Credit Agreement”).

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

In December of 2015 the Company incurred $1,446,515 of issuance cost related to obtaining the notes. In February 2017, the Company incurred an additional $1,057,950 of issuance costs related to the amendment and restatement of these notes. These costs are being amortized over the life of the notes using the effective interest rate method. At June 30, 2017 and December 31, 2016, the unamortized balance of the costs was $2,023,910 and $1,195,797, respectively.

As of March 31, 2017 and June 30, 2017 and at certain times thereafter, the Company was in violation of covenants within its credit agreement with Goldman, Sachs & Co. The lenders and agents and the Company and its affiliates entered into a waiver and amendment letter on August 18, 2017 whereby the covenant violations were waived. Such covenant failures included, maintaining certain leverage ratios and exceeding maximum corporate overhead. Should the Company have violations in the future that are not waived, it could materially effect the Company's operations and ability to fund future operations.

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

The liability was revalued at each reporting period and changes in fair value were recognized in the consolidated statement of operations. Upon the initial recording of the derivative warrant at fair value the instrument was bifurcated and the Company recorded a debt discount of $2,160,000. This debt discount is being amortized as interest expense using the effective interest rate method over the life of the note, which is 5 years. At June 30, 2017 and December 31, 2016 the balance of the debt discount is $1,650,592 and $1,810,881, respectively.

The key inputs used in the March 31, 2016, December 31, 2016 and January 30, 2017 fair value calculations were as follows:

	January 30, 2017	December 31, 2016	March 31, 2016
Purchase Price	$450,000	$450,000	$450,000
Time to expiration	12/22/2023	12/22/2023	12/23/2023
Risk-free interest rate	1.41%	1.42%	1.60%
Estimated volatility	60%	60%	45%
Dividend	0%	0%	0%
Stock price	$2.95	$10.34	$36.00
Expected forfeiture rate	0%	0%	0%

The change in the market value for the period ending March 31, 2017 is as follows:

Fair value of warrants @ December 31, 2016	$1,250,000

Unrealized gain on derivative liability	(290,000)

Extinguishment of warrant liability	(960,000)

Fair value of warrants @ June 30, 2017	$-

The change in the market value for the period ending June 30, 2016 was as follows:

Fair value of warrants @ December 31, 2015	$2,820,000

Unrealized gain on derivative liability	(120,000)

Fair value of warrants @ June 30, 2016	$2,700,000

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

Total interest expense for the three and six months ended June 30, 2017 was approximately $2,230,000 and $3,925,000, respectively. Amortization of debt discount was approximately $95,000 and $185,000, respectively. Amortization of capitalized loan fees was approximately $145,000 and $205,000, respectively. Interest expense on debt was approximately $1,990,000 and $3,535,000, respectively.

Total interest expense for the three and six months ended June 30, 2016 was $1,146,841 and $2,379,590, respectively. Amortization of debt discount was $84,089 and $165,838, respectively. Amortization of capitalized loan fees was $54,367 and $107,221, respectively. Interest expense on debt was $1,008,385 and $2,106,531, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, for which three classes have been designated to date. Series A has 51 and 51 shares issued and outstanding, Series B has 0 and 0 shares issued and outstanding and series C has 0 and 35,750 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively.

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

	Inception	1/30/2017

Stock Price	$0.00 - $60.00	$0.00 - $6.20
Exercise Price	$22.40	$22.40
Term	.5 years	0.72 to 0.83 years
Risk Free Interest Rate	.39% - .47%	0.81%
Volatility	60%	60%
Dividend Rate	0%	0%

The roll forward of the Shortfall Provision derivative liability is as follows

Balance – December 31, 2016	$2,093,623
Fair Value Adjustment	844,112
Extinguishment of Liability	(2,937,735)
Balance – June 30, 2017	$-

Common Stock Transactions

During the six months ended June 30, 2017, the Company issued 7,644,225 shares of common stock. The fair values of the shares of common stock were based on the quoted trading price on the date of issuance. Of the 7,644,775 shares issued during the six months ended June 30, 2017, the Company:

1.	Issued 421,326 of these shares to Goldman Sachs as a result of their warrant agreement see note 6 Notes Payable and Convertible Notes;

2.	Issued 212,654 of these shares to an officer, see note 13 Equity and Incentive Plans;

3.	Issued 3,000,000 of these shares as part of the January 2017 offering, see below “Underwriting Agreements;”
4	Issued 1,081,472 of these shares due to the conversion of Series C preferred stock, see above “Preferred Series C conversion;”

5.	Issued 500,000 of restricted shares to Waste Services Industries, LLC, as a result of the CFS Group Acquisition, see note 3;

6.	Issued 19,908 of these shares to the outside members of our Board of Directors for services for a total expense of $45,000;

7.	Issued 2,000,000 of these shares as part of the June 2017 offering, see below “Underwriting Agreements;”

8.	Issued 5,000 of these shares to a vendor for services performed;

9.	Issued 403,865 of these shares for the purchase of the remaining 85% of MSTI. See Note 3

Underwriting Agreements

On January 24, 2017, the Company entered into an underwriting agreement (the “January 2017 Underwriting Agreement”) with Joseph Gunnar & Co., LLC, as representative of the several underwriters listed therein, with respect to the issuance and sale in an underwritten public offering (the “January 2017 Offering”) by the Company of an aggregate 3,000,000 shares of the Company’s common stock, par value $0.025 per share (“Shares”) and warrants to purchase up to an aggregate of 3,000,000 shares of common stock (the “Warrants”), at a combined public offering price of $4.13 per unit comprised of one Share and one Warrant. The January 2017 Offering closed on January 30, 2017, upon satisfaction of customary closing conditions. The Company received approximately $11,000,000 in net proceeds from the Offering after deducting the underwriting discount and other estimated offering expenses payable by the Company.

On June 28, 2017, the Company entered into an underwriting agreement (the “June 2017 Underwriting Agreement”) with Roth Capital Partners, LLC and Joseph Gunnar & Co., LLC, with respect to the issuance and sale in an underwritten public offering (the “June 2017 Offering”) by the Company of an aggregate of 2,000,000 shares of the Company’s common stock, $0.025 par value per share and five year warrants to purchase up to 575,000 shares of Common Stock, including 75,000 warrants sold pursuant to the partial exercise of the underwriters' over-allotment option with an exercise price of $1.90 per share (the “June 2017 Warrants”), at a combined public offering price of $1.75 per share of Common Stock and quarter-warrant. Pursuant to the Underwriting Agreement, the Company agreed to issue and sell to the Underwriters for an aggregate purchase price of $100 a warrant (the "Representatives' Warrant") to purchase up to 100,000 shares of Common Stock.

The gross proceeds to the Company from the sale of the shares and the June 2017 Warrants in the June 2017 Offering are approximately $3,500,000, before deducting the underwriting discount and other estimated offering expenses payable by the Company.

The June 2017 Offering closed on June 30, 2017, upon satisfaction of customary closing conditions.

Warrants

The 3,000,000 warrants issued in the January 2017 Offering are exercisable for five years from issuance and have an exercise price equal to $5.16. The Warrants are listed on The NASDAQ Capital Market under the symbol “MRDNW.”

In addition, pursuant to the underwriting agreement, the Company granted the underwriters a 45-day option to purchase up to an additional 450,000 shares and/or 450,000 warrants. The underwriters elected to purchase 112,871 warrants under this option for net proceeds of approximately $1,200.

The 575,000 warrants issued in the June 2017 Offering are exercisable for five years from issuance and have an exercise price equal to $1.90. The Warrants are listed on The NASDAQ Capital Market under the symbol “MRDNW.”

The 100,000 warrants issued in the June 2017 Offering are exercisable from December 25, 2017 through December 25, 2022 and have an exercise price equal to $2.19.

A summary of the status of the Company’s outstanding stock warrants for the period ended June 30, 2017 is as follows:

	Number of Shares	Average Exercise Price	If exercised	Expiration Date
Outstanding - December 31, 2016	148,777	$3.02
Granted – January 30, 2017	3,112,871	5.16		January 31, 2022
Granted – June 30, 2017	575,000	1.90
Granted – June 30, 2017	100,000	2.19
Exercised	148,777
Outstanding, March 31, 2017	3,787,871	$4.59
Warrants exercisable at March 31, 2017	3,787,871

Stock Options

A summary of the Company’s stock options as of and for the six months ended June 30, 2017 are as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2016	12,250	$19.35	$4.78	4.84	-

For the six months ended June 30, 2017
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding at June 30, 2017	12,250	$19.35	$4.78	4.35	-

Outstanding and Exercisable at June 30, 2017	2,722	$19.35	$4.78	4.35	-

(1)	The aggregate intrinsic value is based on the $1.65 closing price as of June 30, 2017 for the Company’s Common Stock.

The following information applies to options outstanding at June 30, 2017:

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Number Exercisable	Exercise Price
$12.00	1,000	4.35	222	$12.00
$20.00	11,250	4.35	2,500	$20.00
	12,250	4.35	2,722

At June 30, 2017 there was $445,500 of unrecognized compensation cost related to stock options, with expense expected to be recognized ratably over the next 3 years.

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

The Company had no instruments recorded on the June 30, 2017 balance sheet that are measured at fair value on a recurring basis.

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

NOTE 9 – LEASES

The Company is obligated under capital leases for buildings and vehicles that expire at various dates through 2043. Property and equipment and related accumulated amortization recorded under capital leases consists of the following:

June 30,	2017

Gross asset value	$5,028,147
Less accumulated amortization	(172,504)

Net book value	$4,855,643

Amortization expense of approximately $170,000 for assets held under capital lease obligations is included in depreciation and amortization for the six months ended June 30, 2017.

Future minimum capital lease payments were as follows at June 30, 2017:

June 30, 2018	$888,649
June 30, 2019	844,717
June 30, 2020	840,930
June 30, 2021	866,199
June 30, 2022	687,861
Thereafter	6,690,229

Total payments	10,818,585
Less interest	(3,902,513)

6,916,072
Less current	(543,775)

$6,372,297

NOTE 10 – DEFINED CONTRIBUTION 401(k) PLANS

The Company implemented a 401(k) plan in October of 2016. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 21 and after 3 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective October 2016 the Company implemented a discretionary employer match to the plan (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $0 for the six months ended June 30, 2017 and 2016.

One of the Company’s wholly owned subsidiary also sponsors a 401(k) employee savings plan. The plan allows eligible employees to contribute a portion of their compensation on a pretax basis through plan contributions. CFS matches 4% of eligible compensation. Total contributions to this plan were approximately $48,000 for the six months ended June 30, 2017.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The entire 212,654 shares fully cliff vested on January 1, 2017. The expense related to this award totaled $2,764,502 which was recognized ratably over the service period through December 31, 2016. Accordingly the stock based compensation related to this award for the six months ended June 30, 2017 was nil.

The restricted stock roll forward is as follows:

	Shares	Fair Value

Unvested Restricted Stock balance, December 31, 2016	212,654	$13.00

Vested	(212,654)	$13.00

Unvested, June 30, 2017	-	$-

Unrecognized compensation cost at June 30, 2017 was nil.

NOTE 13 – VARIABLE INTEREST ENTITY

The CFS Group owns 20% of the Tri-City Recycling Center, (“TCR”), which has been treated as a variable interest entity in these condensed consolidated financial statements. TCR leases a facility to the Company used in the operation of the Tri-City Regional Landfill in Petersburg. The sole source of TCR’s revenues is lease payments from the Company. While the creditors of TCR do not have general recourse to the assets of the Company, there is an obligation to perform by the Company under the leases which collateralize mortgage obligations. The terms of the lease are for a period of 20 years with a 10 year renewal option. The lease includes an annual escalation in rent payments of 1.5%. The equity, income and any contributions or distributions of equity are reported under non-controlling interest in the consolidated financial statements of the Company. Total assets, liabilities, income and expenses of TCR in the condensed consolidated financial statements at June 30, 2017 are $418,000, $1,315,000, $143,000 and $78,000, respectively.

At June 30, 2017, total liabilities include the mortgage obligations of TCR in the aggregate of approximately $1,315,000, collateralized by the net book value of the facilities under lease by the Company of approximately $418,000.

NOTE 14 – SEGMENT AND RELATED INFORMATION

Historically, the Company had one operating segment. However, with the acquisition of The Mid-Atlantic segment during the six months ended June 30, 2017, the Company’s operations are now managed through two operating segments: Mid-Atlantic and Midwest regions. These two operating segments and corporate are presented below as its reportable segments. The historical results, discussion and presentation of the Company’s reportable segments are the result of its integrated waste management services consisting of collection, transfer, recycling and disposal of non-hazardous solid waste. Summarized financial information concerning our reportable segments for the six months ended June 30, 2017 is shown in the following table:

	Service Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Mid-Atlantic	$8,160,000	$(2,841,000)	$3,072,000	$2,626,000	$6,014,000	$58,800,000
Midwest	16,965,000	(1,996,000)	4,296,000	6,500,000	7,234,000	50,205,000
Corporate	-	(5,718,000)	23,000	100,000	-	1,085,000
Total	$25,125,000	$(10,555,000)	$7,391,000	$9,226,000	$13,248,000	$110,090,000

NOTE 15 – SUBSEQUENT EVENTS

On July 11, 2017, pursuant to the June 2017 Offering, see note 7, the Company completed the closing of the sale of 300,000 shares of the Company’s common stock, sold pursuant to the exercise by the Underwriters (defined below) of their remaining over-allotment option, pursuant to the Underwriting Agreement. On June 28, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC and Joseph Gunnar & Co., LLC (the “Underwriters”), with respect to the issuance and sale in an underwritten public offering (the “June 2017 Offering”) by the Company of an aggregate of 2,000,000 shares (the “Shares”) of the Company’s common stock, $0.025 par value per share and five year warrants to purchase up to 500,000 shares of Common Stock with an exercise price of $1.90 per Share (the “June 2017 Warrants”), at a combined public offering price of $1.75 per share of Common Stock and quarter-Warrant. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 300,000 shares of Common Stock and/or 75,000 Warrants to purchase shares of Common Stock with an exercise price of $1.90 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We intend for this discussion to provide information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2017, included elsewhere in this report.

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

Executive Overview

General Overview of Our Business

The following table reflects the total revenue of the Company for the six months ended June 30, 2017, 2016 and 2015 (dollars in thousands):

	June 30, 2017		2016		2015
		%		%
	$	Increase	$	increase	$
Revenue	25,125	62%	15,494	144%	6,351

Our revenue for the six months ended June 30, 2017 has grown significantly over the comparable 2016 period primarily due to the acquisition of the CFS group, LLC. As our revenues continue to grow in our existing markets, we plan to increase the rate of this growth by increasing our presence in the commercial and “roll-off” business. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 40 cubic yards) that are loaded on to and off of the collection vehicle. Management also expects continued growth through additional mergers and acquisitions. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

Results of Operations

Summary of Statements of Operations for the Six Months Ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017	June 30, 2016
Revenue	$25,125,490	$15,494,337
Operating expenses	$18,358,125	$10,122,554
Selling, general and administrative	$7,227,845	$9,891,297
Depreciation and amortization	$7,391,591	$3,505,840
Other income (expenses), net	$(1,750,854)	$(1,249,952)
Net loss attributable to common stockholders	$12,530,233	$10,586,133
Basic net loss per share	$2.06	$9.05

Historically, the Company had one operating segment. However, with the acquisition of The CFS Group during the six months ended June 30, 2017, the Company’s operations are now managed through two operating segments: Mid-Atlantic and Midwest regions. These two operating segments and corporate are presented below as its reportable segments.

	Service Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Mid-Atlantic	$8,160,000	$(2,841,000)	$3,072,000	$2,626,000	$6,014,000	$58,800,000
Midwest	16,965,000	(1,996,000)	4,296,000	6,500,000	7,234,000	50,205,000
Corporate	-	(5,718,000)	23,000	100,000	-	1,085,000
Total	$25,125,000	$(10,555,000)	$7,391,000	$9,226,000	$13,248,000	$110,090,000

Revenue

The Company’s revenue for the six months ended June 30, 2017 was $25,125,490, a 62% increase over the six months ended June 30, 2016 of $15,494,337. This increase is primarily driven by the acquisition of the CFS Group on February 15, 2017. The CFS Group added approximately $8,160,000 in revenue for the six months ended June 30, 2017. The continued organic growth of the Midwest segment also contributed to the revenue increase.

Operating Expenses

Operating expenses were $18,358,125 or 73% of revenue, for the six months ended June 30, 2017 as compared to $10,122,554, or 65% of revenue, for the six months ended June 30, 2016. This is an increase of 8% from the six months ended June 30, 2016. The increase is primarily due to increased labor costs in 2017 in our Midwest segment. Operating labor expenses for the 2016 period were 19.5% of revenue, whereas 2017 expenses are 27.1% of revenue. The reason for this is twofold; first, the Company needed to increase driver wages to help stabilize the work force and avoid turnover, second, add-on revenue from the St. Louis contracts has not materialized as quickly as expected, but the Company has increased its labor force to service the expected increased revenue.

Selling, general and administrative

The high level of selling, general and administrative expenses for the 6 months ended June 30, 2017 and 2016 is due to recurring expenses, including professional fees, compensation, insurance and rental expense. Selling, general and administrative expenses were $7,227,845 or approximately 29% of revenue, for the six months ended June 30, 2017 as compared to $9,891,297 or approximately 64% of revenue, for the six months ended June 30, 2016. This is a decrease of 35% from the six months ended June 30, 2016. This decrease is the result of an approximate $6,000,000 decrease in stock based compensation which was partially offset by approximately $1,600,000 of additional selling, general and administrative expenses of CFS, and increased selling, general and administrative expenses at the Midwest segment and corporate level, including salaries, insurance and professional services.

Depreciation and amortization

Depreciation and amortization was $7,391,591, for the six months ended June 30, 2017, a 111% increase over the six months ended June 30, 2016 of $3,505,840. This increase is primarily driven by two factors; the acquisition of CFS on February 15, 2017 and the approximate $6,500,000 increase in depreciable assets at June 30, 2017.

Other income (expenses), net

Other income (expense), net for the six months ended June 30, 2017, was $(1,750,854), as compared to ($1,249,952) for the six months ended June 30, 2016. The change is attributable to an approximate increase in interest expense of $1,500,000 and an increase in unrealized loss on change in fair value of derivative liability of approximately $675,000. Offset by an increase in gain on extinguishment of liability of approximately $2,600,000.

Net loss attributable to common stockholders

Net loss attributable to common stockholders for six months ended June 30, 2017, was $12,745,235 or loss per share of $1.78, as compared to $10,586,133 or loss per share of $9.05, for the six months ended June 30, 2016. Included in net loss attributable to common stockholders for the six months ended June 30, 2017 is a deemed dividend related to beneficial conversion feature and accretion of a discount on Series C Preferred Stock of $2,115,317.

Summary of Statements of Operations for the Three Months Ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017	June 30, 2016
Revenue	$14,220,423	$8,006,098
Operating expenses	$11,370,739	$5,200,644
Selling, general and administrative	$3,167,699	$3,904,634
Depreciation and amortization	$4,392,825	$1,800,737
Other income (expenses), net	$(2,205,897)	$(202,486)
Net loss attributable to common stockholders	$7,360,066	$4,368,641
Basic net loss per share	$1.06	$3.48

Revenue

The Company’s revenue for the three months ended June 30, 2017 was $14,220,423, a 78% increase over the three months ended June 30, 2016 of $8,006,098. This increase is primarily driven by the acquisition of the CFS Group on February 15, 2017. The CFS Group added approximately $5,400,000 in revenue for the three months ended June 30, 2017. The continued organic growth of the Midwest segment also contributed to the revenue increase.

Operating Expenses

Operating expenses were $11,370,739 or 80% of revenue, for the three months ended June 30, 2017 as compared to $5,200,644, or 65% of revenue, for the three months ended June 30, 2016. This is an increase of 15% from the three months ended June 30, 2016. The increase is due to increased labor costs in 2017 in our Midwest segment. Operating labor expenses for the 2016 period were 19% of revenues, whereas 2017 expenses are 28.5% of revenue. The reason for this is twofold; first, the Company needed to increase driver wages to help stabilize the work force and avoid turnover, second, add-on revenue from the St. Louis contracts has not materialized as quickly as expected, but the Company has increased its labor force to service the expected increased revenue.

Selling, general and administrative

The high level of selling, general and administrative expenses for the 3 months ended June 30, 2017 and 2016 is due to recurring expenses, including professional fees, compensation, insurance and rental expense. Selling, general and administrative expenses were $3,167,699 or approximately 22% of revenue, for the three months ended June 30, 2017 as compared to $3,904,634 or approximately 49% of revenue, for the three months ended June 30, 2016. This is a decrease of 27% from the three months ended June 30, 2016. This decrease is the result of a $2,000,000 decrease in stock based compensation which was partially offset by approximately $900,000 of additional selling, general and administrative expenses of CFS, and increased selling, general and administrative expenses at the Midwest segment and corporate level, including salaries, insurance and professional services.

Depreciation and amortization

Depreciation and amortization was $4,392,825, for the three months ended June 30, 2017, a 144% increase over the three months ended June 30, 2016 of $1,800,737. This increase is primarily driven by two factors; the acquisition of CFS on February 15, 2017 and the approximate $6,500,000 increase in depreciable assets at June 30, 2017.

Other income (expenses), net

Other income (expense), net for the three months ended June 30, 2017, was ($2,205,897), as compared to ($202,486) for the three months ended June 30, 2016. The change is attributable to an approximate increase in interest expense of $1,000,000 and a decrease in gain on contingent liability of $1,000,000.

Net loss attributable to common stockholders

Net loss attributable to common stockholders for three months ended June 30, 2017, was $7,575,068 or loss per share of $0.94, as compared to $4,368,641 or loss per share of $3.48, for the three months ended June 30, 2016.

Segment Information

Historically, the Company had one operating segment. However with the acquisition of the CFS Group in this quarter, the Company’s operations are now managed through two operating segments: Mid-Atlantic and Midwest regions.

Liquidity and Capital Resources

The following table summarizes total current assets, current liabilities and working capital at June 30, 2017, compared to December 31, 2016:

	June 30, 2017	December 31, 2016	Increase/ Decrease
Current Assets	$10,652,745	$6,106,225	$4,546,520
Current Liabilities	$15,299,337	$14,873,447	$425,890
Working capital (Deficit)	$(4,646,592)	$(8,767,222)	$(4,120,630)

The change in working capital (deficit) is due primarily to the following changes to current assets and current liabilities. The increase in cash of approximately $1,470,000, offset by a decrease in short-term investments-Restricted of approximately $1,950,000. Accounts Receivable, prepaid expenses and other current assets increased by approximately $5,000,000. Which was predominately driven by the CFS acquisition, which contributed approximately $4,000,000 of accounts receivable and prepaid expenses as of June 30, 2017. The derivative liability decreased by approximately $3,300,000 and deferred compensation decreased by approximately $770,000. Accounts payable and accrued expenses increased by approximately $1,700,000. Deferred revenue increased by approximately $2,300,000.

At June 30, 2017, we had a working capital deficit of $4,646,592, as compared to a working capital deficit of $8,767,222 at December 31, 2016, a decrease of $4,120,630. For the six months ended June 30, 2017, cash used in operating activities, was approximately $5,000,000. In addition, as of June 30, 2017, the Company had approximately $2,300,000 in cash to cover its short term cash requirements. Further, the Company has approximately $10,000,000 of borrowing capacity on its multi-draw term loans and revolving commitments with Goldman Sachs as discussed below. For the six months ended June 30, 2017, cash used in investing activities, was approximately $4,600,000. Approximately $4,000,000 was used for the acquisition of CFS and approximately $1,600,000 for the purchase of equipment. For the six months ended June 30, 2017, cash provided from financing activities, was approximately $11,000,000. Approximately $13,800,000 was net proceeds from the issuance of common stock offset by repayments of debt.

The Company purchased the CFS Group for total value of approximately $39,000,000 and purchased approximately $1,600,000 of equipment while increasing long term debt by approximately $39,000,000 during the six months ended June 30, 2017. The increase in debt was due to the Company borrowing on its revolving commitments with Goldman Sachs as discussed below. Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

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

In order to fund future expansion through acquisitions and capital expenditures, the Company may be required to raise capital through the sale of its securities on the public market. The Company may be unable to raise capital, which could have adverse consequences to the company.

We have experienced recurring operating losses in recent years. Because of these losses, the Company had negative working capital of approximately $4,700,000 at June 30, 2017. As of June 30, 2017 the Company had approximately $2,300,000 in cash to cover its short term cash requirements. Further, the Company is still evaluating raising capital through the public markets as well as looking for capital partners to assist with operating activities and growth strategies.

Further, the Company has approximately $1,500,000 of borrowing capacity on its multi-draw term loans and revolving commitments available for working capital and general corporate purposes. See note 6, under the heading Goldman Sachs Credit Agreement.

In 2017, the Company raised additional capital with the January 30, and June 30, 2017 equity offerings that raised approximately $13.8 million dollars. See note 7, Shareholder’s equity. Also in 2017, the Company completed a significant $42 million acquisition of a waste management business in Virginia that is expected to be accretive to operating cash flows in the fourth quarter of 2017.

The Company has prepared its business plan for the ensuing twelve months, and believes it has sufficient resources to operate for the ensuing 12 month period. The Company’s objectives in preparing this plan include: (1) renegotiating contracts to increase revenue; (2) increasing fees on existing contracts and (3) reducing costs. The Company has already been successful in increasing rates on several recently negotiated contracts and acquiring additional contracts, both of which are accretive to net income and operating cash flow.

Further, the Company believes that net income will improve enough beginning in the third quarter of 2017 and that along with our available debt and cash on hand will provide enough resources for the Company to have the cash flow to fund operations.

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

The parties to the Credit Agreement have entered into certain amendments to the Credit Agreement, described in the Recent Developments section herein, which provided, among other things, limited waivers by the lenders of certain failures of the Company and its affiliates to deliver certain financial statements and related deliverables and to comply with certain financial covenants under the Credit Agreement, and which amended the terms of the Credit Agreement to address such failures. Failures included maintaining certain leverage ratios and exceeding maximum corporate overhead. These covenant failures had no impact on the Company’s borrowing capacity under the Credit Agreement. The financial covenants consist of a fixed charge coverage ratio, a leverage ratio, adjusted EBITDA, Maximum Consolidated Growth Capital Expenditures, Maximum Consolidated Corporate Overhead and a Minimum Consolidated Liquidity.

Amended and Restated Credit and Guaranty Agreement

On February 15, 2017, the Company closed an Amended and Restated Credit and Guaranty Agreement (as amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated April 28, 2017, the “Credit Agreement”). The Credit Agreement amended and restated the Credit and Guaranty Agreement entered into as of December 22, 2015 “Prior Credit Agreement”).

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

The amounts borrowed pursuant to the Loans are secured by a first position security interest in substantially all of the Company’s and the Companies’ assets. As of June 30, 2017 the balance of the Tranche A Term Loan was $65,500,000, the balance of the revolver was $3,405,018 and the balance of the Tranche B term Loan was $8,600,000.

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

Critical Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements for the three and six months ended June 30, 2017 include the operations of the Company and its wholly-owned subsidiaries, and a VIE owned 20% by the Company

All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassification

Certain reclassifications have been made to previously reported amounts to conform to 2017 amounts. These reclassifications had no impact on previously reported results of operations or stockholders’ equity (deficit). The statement of operations has been reformatted in such a way that approximately $900,000 and $450,000 has been reclassified from Selling, general and administrative to Operating expenses for the six and three months ended June 30, 2017, respectively. Also, the statement of operations has been reformatted in such a way that there is no longer a caption showing gross profit.

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

The Company recorded stock based compensation expense of approximately $70,000 and $5,500,000 during the six months ended June 30, 2017 and 2016, respectively, which is included in compensation and related expense on the statement of operations.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended June 30, 2017and 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2017, 13,776 restricted shares of Common Stock were issued to each of Joseph Ardagna, Thomas Cowee and Jackson Davis, pursuant to their respective Director Agreements.

On May 5, 2017, 5,000 restricted shares of Common Stock were issued pursuant to a consulting agreement.

Except as set forth above, during the quarter ended June 30, 2017, the Company has not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Annual Report on Form 10-K and 10-K/A or Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Except as set forth below, there is no other information required to be disclosed under this item which was not previously disclosed.

On August 15, 2017, the Company entered into an amended and restated executive employment agreement with Mr. Walter H. Hall, Jr. (the “Hall Employment Agreement”), amending and restating the executive employment agreement between the Company and Mr. Hall entered into on March 11, 2016 and amended on December 5, 2016 (the “Original Hall Agreement”). Pursuant to the Original Hall Agreement, Mr, Hall became employed as President and Chief Operating Officer of the Company, Mr. Hall will continue in such capacities pursuant to the Hall Employment Agreement. Mr. Hall is also currently a member of the Company’s Board of Directors, and has served in such capacity since March 11, 2016. The Hall Employment Agreement has an initial term of thirty-six (36) months from March 11, 2016 (the “Effective Date”) and the term will automatically renew for one (1) year periods, unless otherwise terminated pursuant to the terms contained therein. Mr. Hall will receive a base salary of $400,000 effective as of the date of the Hall Employment Agreement. Mr. Hall may also receive an annual bonus of up to $175,000, or such larger amount approved by the Board, as well as an annual equity bonus in the form of (i) options, in accordance with the Company’s 2016 Equity and Incentive Plan (the “Plan”) and subject to the restrictions contained therein, in an amount equivalent to 2% of the value of all acquisitions by the Company or its subsidiaries of substantially all the assets of existing businesses or of controlling interests in existing business entities, with the exercise price for such options shall be the closing price of the Company’s common stock on the date of grant, or such higher price as may be required pursuant to the Plan, and (ii) restricted common stock of the Company, issued in accordance with the Plan, based on revenues attributed to Mobile Science Technologies, Inc. a wholly owned subsidiary of the Company, reaching certain milestones, determined in accordance with the terms of Section 3(b)(ii)(B) of the Hall Employment Agreement, but not to exceed 225,000 shares in the aggregate. Additionally, Mr. Hall received 100,000 restricted shares of the Company’s common stock upon the execution of the Original Hall Agreement (giving effect to the Company’s 1-for-20 reverse split effective November 3, 2016); pursuant to the Hall Employment Agreement and in accordance with terms and conditions thereof, up to 66% of such shares are subject to recoupment until February 28, 2018 and up to 33% of such shares are subject to recoupment until February 28, 2019.

The above description of the Hall Employment Agreement does not purport to be complete and is qualified in its entirety by the full text of the Hall Employment Agreement, which is attached hereto as Exhibit 10.4 and incorporated herein by reference.

Effective August 18, 2017, the Company, together with all other parties to the Credit Agreement, entered into a Second Amendment to Amended and Restated Credit Agreement , among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Meridian Waste Operations, Inc., Meridian Land Company, LLC, Christian Disposal, LLC, FWCD, LLC, The CFS Group, LLC, The CFS Group Disposal and Recycling Services, LLC, RWG5, LLC, Meridian Waste Missouri, LLC, and Meridian Innovations, LLC, as Companies, Meridian Waste Solutions, Inc., as Holdings, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (the “Second Amendment”), modifying certain terms and conditions of the Credit Agreement. Pursuant to the Second Amendment and subject to the terms and conditions thereof, among other changes, (i) the leverage ratios in Section 6.8(b) of the Credit Agreement were revised; (ii) the maximum Consolidated Corporate Overhead (as defined in the Credit Agreement) was set at $3,750,000 in any period of twelve consecutive fiscal months; (iii) restrictions were placed on transfers to Mobile Science Technologies, Inc. (“MSTI”); and (iv) waivers were granted for events of default due to failure to meet (a) requirements in connection with the acquisition of MSTI as a wholly owned subsidiary (b) requirements related to delivery of financial statements; (c) the requirements of paragraph 1 of Section C of that certain First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of April 28, 2017, (d) the requirement to maintain Consolidated Liquidity of at least $1,000,000 as of May 31, 2017 and other dates prior to the date hereof, (e) the requirement, as of March 31, 2017 and June 30, 2017, to have a Leverage Ratio below the maximum levels permitted under Section 6.8(b) as of such dates, and (f) the requirement, with respect to the period of twelve consecutive fiscal months ending on June 30, 2017, to have Consolidated Corporate Overhead below the maximum level permitted under Section 6.8(e). Pursuant to the Second Amendment, an amendment fee in the amount of $100,000 is due on August 31, 2017.

The above description of the Second Amendment does not purport to be complete, and is qualified in its entirety by reference to the full text of the Second Amendment, which is attached hereto as Exhibit 4.6 and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement dated June 28, 2017, by and among Meridian Waste Solutions, Inc., Roth Capital Partners, LLC and Joseph Gunnar & Co., LLC (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 29, 2017)

4.1	First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of April 28, 2017, among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Meridian Waste Operations, Inc., Meridian Land Company, LLC, Christian Disposal, LLC, FWCD, LLC, The CFS Group, LLC, The CFS Group Disposal and Recycling Services, LLC, RWG5, LLC, Meridian Waste Missouri, LLC, and Meridian Innovations, LLC, as Companies, Meridian Waste Solutions, Inc., as Holdings, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 6, 2017)

4.2	Extension Letter dated May 31, 2017 (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 6, 2017)

4.3	Extension Letter dated June 19, 2017 (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 23, 2017)

4.4	Form of Warrant (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 29, 2017)

4.5	Form of Representatives’ Warrant (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 29, 2017)

4.6	Second Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of August 18, 2017, among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Meridian Waste Operations, Inc., Meridian Land Company, LLC, Christian Disposal, LLC, FWCD, LLC, The CFS Group, LLC, The CFS Group Disposal and Recycling Services, LLC, RWG5, LLC, Meridian Waste Missouri, LLC, and Meridian Innovations, LLC, as Companies, Meridian Waste Solutions, Inc., as Holdings, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger*

10.1	Employment Agreement, dated April 18, 2017, by and between Meridian Waste Solutions, Inc. and Chris Diaz (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on April 24, 2017)

10.2	Employment Agreement, dated April 18, 2017, by and between Meridian Waste Solutions, Inc. and Joseph D’Arelli (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on April 24, 2017)

10.3	Form of Share Exchange Agreement, dated April 21, 2017 by and among Meridian Waste Solutions, Inc., Mobile Science Technologies, Inc. and its shareholders (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on April 27, 2017)

10.4	Amended and Restated Executive Employment Agreement.*

Exhibit No.	Description

17.1	Letter of resignation from Joseph D’Arelli (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on April 24, 2017)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN WASTE SOLUTIONS, INC.

Date: August 21, 2017	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Chris Diaz
	Name:	Chris Diaz
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)