Form 10-Q
period 2017-09-30
Meridian Waste Solutions, Inc.
filed 2017-11-14
CIK 949721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 13, 2017, there were 10,630,274 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash	$664,064	$824,928
Short-term investments - Restricted	-	1,953,969
Accounts receivable, net of allowance	6,593,137	2,540,657
Prepaid expenses	1,106,762	746,776
Other current assets	666,501	39,895

Total current assets	9,030,464	6,106,225

Property, plant and equipment, at cost net of accumulated depreciation	35,476,707	16,797,015
Landfill assets, net of accumulated amortization	32,400,256	3,278,817
Assets held for sale	395,000	395,000

Other assets:

Deposits	218,666	144,793
Contract receivable	167,586	179,067
Goodwill	13,248,633	7,234,420
Capitalized software, net of accumulated amortization	120,019	356,167
Trademarks, net of accumulated amortization	183,750	-
Customer list, net of accumulated amortization	14,080,675	14,553,629
Non-compete, net of accumulated amortization	83,780	114,680
Website, net of accumulated amortization	34,684	38,819

Total other assets	28,137,793	22,621,575

Total assets	$105,440,220	$49,198,632

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$4,185,908	$3,327,618
Accrued expenses	2,920,009	2,005,357
Notes payable, related parties	6,891	609,891
Deferred compensation	-	769,709
Deferred revenue	5,568,334	3,431,869
Derivative liability	-	3,343,623
Current portion - capital leases payable	536,937	-
Current portion - long-term debt	1,358,484	1,385,380

Total current liabilities	14,576,563	14,873,447

Long-term liabilities:
Asset retirement obligation	8,212,012	5,299
Deferred Tax Liability	418,000	193,482
Deferred Rent	53,783
Capital leases, payable	6,246,887	-
Long-term debt, net of current	82,335,785	41,810,733

Total long-term liabilities	97,266,467	42,009,514

Total liabilities	111,843,030	56,882,961
Commitments and Contingencies (Note 11)
Preferred Series C stock redeemable, cumulative, stated value $100 per share, par value $.001, 67,361 shares authorized, 0 and 35,750 shares issued and outstanding, respectively	-	2,644,951

Shareholders' deficit:
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, 0 and 71,210 issued and outstanding	-	-
Preferred Series D stock, cumulative, stated value $10 per share, par value $.001, 141,000 shares authorized, 141,000 and 0 shares issued and outstanding, respectively	531,691	-
Common stock, par value $.025, 75,000,000 shares authorized,10,291,774 and 1,712,471 shares issued and 10,280,274 and 1,700,971 shares outstanding, respectively	256,976	42,812
Common stock to be issued	16,979	-
Treasury stock, at cost, 11,500 shares	(224,250)	(224,250)
Additional paid in capital	55,942,076	35,752,738
Accumulated deficit	(63,187,084)	(45,900,580)
Total Meridian Waste Solutions, Inc. shareholders' deficit	(6,663,612)	(10,329,280)
Noncontrolling Interest	260,802	-
Total equity (deficit)	(6,402,810)	(10,329,280)

Total liabilities and equity (deficit)	$105,440,220	$49,198,632

See notes to the condensed consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	September 30, 2017	September 30, 2016
Revenue	(Unaudited)	(Unaudited)
Services	$14,840,850	$8,389,326

Cost and expenses:
Operating	10,358,011	5,372,817
Bad debt expense	-	112,950
Depreciation and amortization	4,313,607	1,833,079
Accretion expense	133,887	-
Selling, general and administrative	3,978,771	4,160,280

Total cost and expenses	18,784,276	11,479,126

Other income (expenses):
Miscellaneous (expense) income	543	(11,354)
Unrealized gain on change in fair value of derivative liability	-	733,031
Unrealized gain on investment	-	547
Interest income	2,130	844
Interest expense	(2,669,778)	(1,224,217)

Total other expense	(2,667,105)	(501,149)

Loss before income taxes	(6,610,531)	(3,590,949)

Provision for income taxes	-	(145,000)

Net loss	$(6,610,531)	$(3,735,949)

Net income attributable to noncontrolling interest	46,054	-

Net loss attributable to Meridian Waste Solutions, Inc	$(6,656,585)	$(3,735,949)

Stock dividend related to Series C Preferred Stock	$(135,072)	$-

Deemed dividend related to issuance of Series D Preferred Stock	$(531,692)	$-

Stock dividend related to issuance of Series D Preferred Stock	$(106,874)

Net loss attributable to common shareholders	$(7,430,223)	$(3,735,949)

Basic net loss per share	$(0.71)	$(2.96)

Weighted average number of shares outstanding	10,503,986	1,261,085

See notes to the condensed consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended
	September 30, 2017	September 30, 2016
Revenue	(Unaudited)	(Unaudited)
Services	$39,953,055	$23,883,663

Cost and expenses:
Operating	28,716,137	15,171,532
Bad debt expense	324,089	168,508
Depreciation and amortization	11,705,198	5,338,919
Accretion Expense	303,093
Impairment expense	221,146	1,255,267
Selling, general and administrative	11,206,616	14,375,418

Total cost and expenses	52,476,279	36,309,644

Other income (expenses):
Miscellaneous income (expense)	70,786	(11,195)
Gain on disposal of assets	841	3,053
Unrealized gain (loss) on change in fair value of derivative liability	(554,112)	853,031
Gain on extinguishment of derivative instrument	2,654,821	-
Unrealized gain (loss) on investment	(8,179)	547
Gain on contingent liability	-	1,000,000
Interest income	12,266	7,270
Interest expense	(6,594,382)	(3,603,807)

Total other expenses	(4,417,959)	(1,751,101)

Loss before income taxes	(16,941,183)	(14,177,082)

Provision for income taxes	(224,518)	(145,000)

Net loss	$(17,165,701)	$(14,322,082)

Net income attributable to noncontrolling interest	$120,802	$-

Net loss attributable to Meridian Waste Solutions, Inc	$(17,286,503)	$(14,322,082)

Deemed dividend related to beneficial conversion feature and accretion of a discount on Series C Preferred Stock	$(2,115,317)	$-

Stock dividend related to Series C Preferred Stock	$(135,072)	$-

Deemed dividend related to issuance of Series D Preferred Stock	$(531,692)	$-

Stock dividend related to issuance of Series D Preferred Stock	$(106,874)

Net loss attributable to common shareholders	$(20,175,458)	$(14,322,082)

Basic net loss per share	$(2.44)	$(11.92)

Weighted average number of shares outstanding
(Basic and Diluted)	8,274,316	1,201,394

See notes to the consolidated consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(17,165,701)	$(14,322,082)
Adjustments to reconcile net loss to net cash (used in) provided from operating activities:
Depreciation and amortization	11,705,198	5,338,919
Interest accretion on landfill liabilities	303,093	125,809
Amortization of capitalized loan fees and debt discount	607,738	416,128
Payment in kind interest converted to debt	702,482
Unrealized (gain) loss on derivatives	554,112	(853,031)
Bad debt expense	324,089	-
Stock issued to vendors for services	-	778,985
Stock and options issued to employees as incentive compensation	97,732	8,071,045
Gain on extinguisment of derivative liability	(2,654,821)	-
Impairment expense	221,146	1,255,267
Gain on contigent liability	-	(1,000,000)
Equipment issued to employee as compensation	53,516	-
Gain on disposal of equipment	841	3,053
Changes in working capital items, net of acquisitions:
Accounts receivable, net of allowance	(1,583,143)	(489,884)
Prepaid expenses and other current assets	(215,877)	(60,122)
Deposits	-	(500)
Accounts payable and accrued expenses	(879,889)	932,570
Deferred compensation	(769,709)	(218,336)
Deferred revenue	2,136,465	481,940
Deferred Rent	53,783	-
Deferred Tax Liability	224,518	145,000

Net cash (used in) provided from operating activities	(6,284,427)	604,761

Cash flows from investing activities:
Investment in CFS Group of Companies	(3,933,276)	-
Landfill additions	(1,805,199)	(350,699)
Acquisition of property, plant and equipment	(1,998,090)	(5,397,521)
Proceeds (Purchases) of short-term investments	1,953,969	(1,952,805)
Proceeds from direct financing lease	11,481	-
Cash proceeds received from post acquisition settlement	-	245,222
Proceeds from sale of property, plant and equipment	-	46,975

Net cash (used in) investing activities	(5,771,115)	(7,408,828)

Cash flows from financing activities:
(Repayments) on notes due related parties	(603,000)	-
Proceeds from loans	1,669,212	2,150,000
Cash paid for debt issusance cost	(866,951)	-
Proceeds from issuance of common stock, net of fees	14,251,377	2,156,250
Proceeds from issuance of series D preferred stock, net of fees of $131,600	1,273,199
Proceeds from issuance of Series C Preferred Stock, net of placement fees of $79,688	-	1,195,312
Principal payments on capital lease	(365,668)	-
Principal payments on notes payable	(3,463,491)	(179,534)

Net cash provided from financing activities	11,894,678	5,322,028

Net change in cash	(160,864)	(1,482,039)

Beginning cash	824,928	2,729,795

Ending cash	$664,064	$1,247,756

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$5,683,551	$3,050,001

Supplemental Non-Cash Investing and Financing Information:

Note payable incurred for acquisition	$34,100,000	$-
Common stock issued for consideration in an acquisition	$1,251,000	$-
Retirement of common stock and related top off provision through the issuance of Preferred Stock C(and related derivative liability)	$-	$2,673,480
Retirement of Preferred Stock C and related top off provision through the issuance of Common Stock C(and related derivative liability)	$1,227,065
Property, plant and equipment additions financed with notes payable and capital leases	$6,763,190	$-
Stock for cancellation of warrants	$1,232,379	$-
Deemed dividend related to beneficial conversion feature of Series C Preferred Stock	$2,115,317	$-
Stock dividend related to Series C Preferred Stock	$135,072	$-
Deemed dividend related to issuance of Series D Preferred Stock	$531,692	$-
Stock dividend related to issuance of Series D Preferred Stock	$106,874	$-
Debt issuance costs for common stock to be issued	$191,000
Common Stock issued to placement agent	$-	$58,250

See notes to the consolidated consolidated financial statements.

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

On February 15, 2017, the Company, in order to expand its geographical footprint to new markets outside of the state of Missouri, acquired 100% of the membership interests of The CFS Group, LLC, The CFS Group Disposal & Recycling Services, LLC and RWG5, LLC (“The CFS Group”) pursuant to a Membership Interest Purchase Agreement, dated February 15, 2017. This acquisition was consummated to further define the Company’s growth strategy of targeting and expanding within vertically integrated markets and serve as a platform for further growth. See note 3.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of the unaudited condensed consolidated financial statements as of September 30, 2017, and the results of operations and cash flows for the three and nine months ended September 30, 2017 have been made. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for a full year.

Basis of Consolidation

The condensed consolidated financial statements for the three and nine months ended September 30, 2017 include the operations of the Company and its wholly-owned subsidiaries, and a Variable Interest Entity (“VIE”) owned 20% by the Company.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

We have experienced recurring operating losses in recent years. Because of these losses, the Company had negative working capital of approximately $5,500,000 at September 30, 2017. Included in that negative working capital is approximately $5,600,000 in deferred revenue. The Company believes that the working capital deficit can be satisfied with the preferred stock capital raise which occurred in October and November of 2017, see note 15, available borrowings on line of credit, see note 6 and cash on hand at September 30, 2017.

Net loss has already began to improve in this third quarter and the Company believes that net loss will continue to improve thereafter. This improvement in net loss is occurring through improved operations. The Company has prepared its business plan for the ensuing twelve months, and believes it has sufficient resources to operate for the ensuing 12 month period. The Company’s objectives in preparing this plan include: (1) renegotiating contracts to increase revenue; (2) increasing fees on existing contracts and (3) reducing costs. The Company has already been successful in increasing rates on several recently negotiated contracts and acquiring additional contracts, both of which have been accretive to net loss and operating cash flow.

As of September 30, 2017 the Company had approximately $660,000 in cash to cover its short term cash requirements. In addition to our cash on hand, subsequent to year-end and through November 7, 2017, the Company has raised approximately $2,000,000 net, through its Series E Offering. See note 15. Further, the Company has approximately $1,600,000 of borrowing capacity on its multi-draw term loans and revolving commitments available for working capital and general corporate purposes. See note 6, under the heading Goldman Sachs Credit Agreement. The Company is still evaluating raising capital through the public markets as well as looking for capital partners to assist with operating activities and growth strategies. Finally, the Company is in the process of evaluating strategic alternatives of our waste management group.

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

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The Company has deferred tax liabilities related to its intangible assets, which were approximately $418,000 as of September 30, 2017.

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

The Company analyzes its tax positions by utilizing ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2017, tax years ended December 31, 2016, 2015, 2014, and 2013 are still potentially subject to audit by the taxing authorities.

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

Reclassification

Certain reclassifications have been made to previously reported amounts to conform to 2017 amounts. These reclassifications had no impact on previously reported results of operations or stockholders’ equity (deficit). The statement of operations has been reformatted in such a way that approximately $880,000 and $300,000 has been reclassified from Selling, general and administrative to Operating expenses for the nine and three months ended September 30, 2016, respectively. Also, the statement of operations has been reformatted in such a way that there is no longer a caption showing gross profit.

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At September 30, 2017, and December 31, 2016 the Company had approximately $7,200,000 and $3,000,000 of gross trade receivables, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At September 30, 2017 and December 31, 2016 the Company had approximately $600,000 and $500,000 recorded for the allowance for doubtful accounts, respectively.

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

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, we assess our goodwill for impairment at least annually.

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

At September 30, 2017 the Company had outstanding stock warrants and options for 6,090,671 and 11,472 common shares, respectively. These are not presented in the consolidated statements of operations as the effect of these shares is anti- dilutive.

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

ASU 2014-09 “Revenue Recognition” (Topic 606) - In May 2014, the FASB issued amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The adoption of this guidance requires using either a full retrospective approach for all periods presented or a modified retrospective approach. We plan to adopt the guidance using the modified retrospective approach, recognizing a cumulative effect adjustment to retained earnings as of the date of adoption.

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

As noted in the table above, the Company issued 500,000 restricted shares of common stock as consideration, which was valued at market at the date of the closing, fair value of approximately $1,251,000. A 10% discount to the trading price of the stock was taken to account for the restricted nature of the shares.

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

Revenue and net loss included in the nine months ended September 30, 2017 financial statements attributable to the CFS Group is approximately $13,700,000 and $4,117,000, respectively.

The following unaudited pro forma information below presents the consolidated results operations data as if the acquisition of the CFS Group took place on January 1, 2016:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017

Total Revenue	$39,460,000	$42,675,000
Net Loss	$(20,682,000)	$(21,078,580)
Basic Net Loss Per Share	$(17.22)	$(2.55)

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

Pursuant to the Share Exchange Agreement, the Company purchased 100% of the outstanding stock (28,333,333 common shares) of MSTI in exchange for 1,083,017 shares of the Company’s common stock (the “Purchase Shares”). In accordance with the payment schedule contained in the Share Exchange Agreement, 403,864 of the Purchase Shares were issued as of the closing date, with the remaining 679,153 Purchase Shares to be issued upon certain milestones; however, if the milestones are not attained, such Purchase Shares will be issued on April 21, 2018. Such ‘to be issued’ shares are shown within equity in the Consolidated Balance Sheets. The Selling Shareholders were mainly comprised of Walter H. Hall, Jr., the Company’s President, Chief Operating Officer and a director, and four limited liability companies managed by Jeffrey Cosman, the Company’s Chief Executive Officer and Chairman. Such selling shareholders also have controlling financial interest of the Company. Accordingly, the acquisition of MSTI was deemed to be a transaction between entities under common control and thus the assets and liabilities of MSTI were transferred at their historical cost with prior periods retrospectively adjusted to include the historical financial results of MSTI. The equity accounts of the entities are combined and the par value of the shares issued by the Company is recognized.

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

The following table includes the financial information originally reported and the net effect of the acquisition for the nine months ended September 30, 2016:

	Prior to Acquisition	Net Effect of Acquisition	Post-Acquisition
Total Sales	$23,883,663	$-	$23,883,663
Net Loss	$14,308,049	$14,033	$14,322,082

The following table includes the financial information originally reported and the net effect of the acquisition as of December 31, 2016:

	Prior to Acquisition	Net Effect of Acquisition	Post-Acquisition
Total Assets	$49,201,572	$(2,940)	$49,198,632

Total Equity	(10,319,514)	$(9,766)	$(10,329,280)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	September 30, 2017	December 31, 2016
Land	$3,390,000	$1,550,000
Buildings & Building Improvements	2,909,655	777,822
Furniture & office equipment	688,229	406,419
Containers	11,477,638	5,969,677
Trucks, Machinery, & Equipment	28,867,176	14,190,871

Total cost	47,332,698	22,894,789

Less accumulated depreciation	(11,460,991)	(6,097,774)

Net property and Equipment	$35,871,707	$16,797,015

As of September 30, 2017, the Company has $395,000 of land and building which are held for sale and included in amounts noted above. These amounts are included in our Midwest segment. These held for sale assets were not depreciated during the nine months ended September 30, 2017. Depreciation expense for the nine months ended September 30, 2017 and 2016 was approximately $5,400,000 and $2,500,000, respectively.

NOTE 5 – LANDFILL

The Company operations related to its landfill assets and liability are presented in the tables below:

Nine Months Ended September 30, 2017

Landfill Assets

Beginning Balance	$3,278,817
Assets acquired	31,766,000
Capital additions of $1,800,000, net of transfers to property, plant and equipment	613,333
Amortization of landfill assets	(3,257,894)
$32,400,256

Landfill Asset Retirement Obligation

Beginning Balance	$5,299
Liabilities assumed in acquisition	7,903,620
Interest accretion	303,093
$8,212,012

Amortization of landfill assets was approximately $3,300,000 and $230,000 for the nine months ended September 30, 2017 and 2016.

NOTE 6 – INTANGIBLE ASSETS

At September 30, 2017, customer lists include the intangible assets related to customer relationships acquired through the acquisition of Christian Disposal, Eagle Ridge and the CFS Group. The customer list intangible assets are amortized over their useful life which range from 5 to 20 years. Amortization expense, amounted to approximately $6,300,000 and $3,000,000 for the nine months ended September 30, 2017 and 2016, respectively.

The following tables set forth the intangible assets, both acquired and developed, including accumulated amortization as of September 30, 2017:

	September 30, 2017
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Customer lists	9.05 years	$25,387,452	$11,306,777	$14,080,675
Non-compete agreement	2.45 years	206,000	122,220	83,780
Trademarks	4.37 years	210,000	26,250	183,750
Capitalized software	2.67 years	135,020	15,001	120,019
Website	3.25 years	44,619	9,935	34,684
		$25,983,091	$11,480,183	$14,502,908

NOTE 7 – NOTES PAYABLE AND CONVERTIBLE NOTES

The Company had the following long-term debt:

	September 30, 2017	December 31, 2016
Goldman Sachs - Tranche A Term Loan - LIBOR Interest on loan date plus 8%, 9.238% at September 30, 2017	$59,500,000	$40,000,000
Goldman Sachs – Revolver- LIBOR Interest on loan date plus 8%, 9.238% at September 30, 2017	3,405,018	3,195,000
Goldman Sachs – Tranche B Term Loan - Interest 11% annually	15,302,482	-
Convertible Notes Payable	-	1,250,000
Mortgage note payable to a bank, secured by real estate and guarantee of Company, bearing interest at 4.6%, due in monthly installments of $9,934, maturing May 2020	1,262,361	-
Notes payable, secured by equipment, bearing interest at rates from 9.25% to 9.49%, due in monthly installments of approximately $150,000 through April 2022	6,206,299	282,791
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000
Less: debt issuance cost/fees	(2,071,116)	(1,195,797)
Less: debt discount	(1,385,775)	(1,810,881)
Total debt	83,694,269	43,196,113
Less: current portion	(1,358,484)	(1,385,380)
Long term debt less current portion	$82,335,785	$41,810,733

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

Pursuant to the Credit Agreement, certain credit facilities to the Companies, in an aggregate amount not to exceed $89,100,000, consisting of $65,500,000 aggregate principal amount of Tranche A Term Loans (the “Tranche A Term Loans”), $8,600,000 aggregate principal amount of Tranche B Term Loans (the “Tranche B Term Loans”), $10,000,000 aggregate principal amount of MDTL Term Loans (the “MDTL Term Loans”), and up to $5,000,000 aggregate principal amount of Revolving Commitments (the “Revolving Commitments”). In August of 2017 $6,000,000 was transferred from Tranche A to Tranche B. The proceeds of the Tranche A Term Loans made on the Closing Date were used to pay a portion of the purchase price for the acquisitions made in connection with the closing of the Prior Credit Agreement, to refinance existing indebtedness, to fund consolidated capital expenditures, and for other purposes permitted. The proceeds of the Tranche A Term Loans and Tranche B Term Loans made on the Restatement Date shall be applied by Companies to (i) partially fund the Restatement Date Acquisition, (ii) refinance existing indebtedness of the Companies, (iii) pay fees and expenses in connection with the transactions contemplated by the Credit Agreement, and (iv) for working capital and other general corporate purposes.

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

At September 30, 2017, the Company had a total outstanding balance of $78,207,500 consisting of the Tranche A Term Loan, Tranche B and draw of the Revolving Commitments. The loans are secured by liens on substantially all of the assets of the Company and its subsidiaries. Tranche A Term Loan, Tranche B and all revolving commitments have a maturity date of December 22, 2020 with interest paid monthly at an annual rate of approximately 9% (subject to variation base on changes in LIBOR or another underlying reference rate), on the Tranche A Term Loan and revolving commitments. Interest is accrued at an annual rate of 11% on the Tranche B loan. In addition, there is a commitment fee paid monthly on the Multi-Draw Term Loans and Revolving Commitments at an annual rate of 0.5%. The Company has adopted ASU 2015-03 and is showing loan fees net of long-term debt on the condensed consolidated balance sheet.

The amounts borrowed pursuant to the Loans are secured by a first position security interest in substantially all of the Company’s and subsidiaries assets.

In December of 2015 the Company incurred $1,446,515 of issuance cost related to obtaining the notes. In February 2017, the Company incurred an additional $1,057,950 of issuance costs related to the amendment and restatement of these notes. These costs are being amortized over the life of the notes using the effective interest rate method. At September 30, 2017 and December 31, 2016, the unamortized balance of the costs was $2,071,116 and $1,195,797, respectively.

As of September 30, 2017 and at certain times thereafter, the Company was in violation of covenants within its credit agreement with Goldman, Sachs & Co. The lenders and agents and the Company and its affiliates entered into a waiver and amendment letter on November 13, 2017 whereby the covenant violations were waived. Such covenant failures included, maintaining certain leverage and EBITDA ratios, exceeding maximum corporate overhead and maintaining certain liquidity. Should the Company have violations in the future that are not waived, it could materially effect the Company's operations and ability to fund future operations.

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

The liability was revalued at each reporting period and changes in fair value were recognized in the consolidated statement of operations. Upon the initial recording of the derivative warrant at fair value the instrument was bifurcated and the Company recorded a debt discount of $2,160,000. This debt discount is being amortized as interest expense using the effective interest rate method over the life of the note, which is 5 years. At September 30, 2017 and December 31, 2016 the balance of the debt discount is $1,385,775 and $1,810,881, respectively.

The key inputs used in the September 30, 2016, December 31, 2016 and January 30, 2017 fair value calculations were as follows:

	January 30, 2017	December 31, 2016	September 30, 2016
Purchase Price	$450,000	$450,000	$450,000
Time to expiration	12/22/2023	12/22/2023	12/23/2023
Risk-free interest rate	1.41%	1.42%	1.43%
Estimated volatility	60%	60%	60%
Dividend	0%	0%	0%
Stock price	$2.95	$10.34	$17.60
Expected forfeiture rate	0%	0%	0%

The change in the market value for the period ending September 30, 2017 is as follows:

Fair value of warrants @ December 31, 2016	$1,250,000

Unrealized gain on derivative liability	(290,000)

Extinguishment of warrant liability	(960,000)

Fair value of warrants @ September 30, 2017	$-

The change in the market value for the period ending September 30, 2016 was as follows:

Fair value of warrants @ December 31, 2015	$2,820,000

Unrealized gain on derivative liability	(1,280,000)

Fair value of warrants @ September 30, 2016	$1,540,000

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

Notes Payable, related parties

At December 31, 2014 the Company had a short term, non-interest bearing note payable of $150,000 which was incurred in connection with the Membership Interest Purchase Agreement. The Company also had a loan from Here to Serve Holding Corp. due to expenses paid by Here to Serve on behalf of the Company prior to the recapitalization. This loan totaled $376,585 bringing total notes payable to $526,585. In 2015, the short term, non-interest bearing note was paid off, and at December 31, 2016, the Company’s loan from Here to Serve Holding Corp. was $359,891, and is included in current liabilities on the consolidated balance sheet. Also included in current liabilities on the consolidated balance sheet is a short-term loan received from an officer of the Company in December 2016 of $250,000. This loan was paid back, by the Company, in full, including interest of $20,000 on January 30, 2017. In February of 2017 the Company paid back $3,000 and in August of 2017 the Company paid back $350,000 to Here to Serve Holding Corp, which reduced the loan to $6,891, and is included in current liabilities on the condensed consolidated balance sheet.

Total interest expense for the three and nine months ended September 30, 2017 was approximately $2,670,000 and $6,594,000, respectively. Amortization of debt discount was approximately $97,000 and $282,000, respectively. Amortization of capitalized loan fees was approximately $133,000 and $338,000, respectively. Interest expense on debt was approximately $2,440,000 and $5,974,000, respectively.

Total interest expense for the three and nine months ended September 30, 2016 was $1,224,217 and $3,603,807, respectively. Amortization of debt discount was $86,913 and $252,751, respectively. Amortization of capitalized loan fees was $56,156 and $163,377, respectively. Interest expense on debt was $1,081,148 and $3,187,679, respectively.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, for which four classes have been designated to date. Series A has 51 and 51 shares issued and outstanding, Series B has 0 and 0 shares issued and outstanding, series C has 0 and 35,750 shares issued and outstanding and series D has 141,000 and 0 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively.

Series A

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

The automatic conversion resulted in the extinguishment of the shortfall derivative liability resulting in a gain on the extinguishment of liabilities of approximately $2,937,000. In addition, in accordance with ASC 470, the Company recognized a deemed dividend of approximately $2,100,000 upon conversion which represented the unamortized discount on the Series C that resulted from the beneficial conversion feature.

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

Private Placement of Series D Preferred Stock, Common Stock and Warrants

During the third quarter of 2017, the Company completed a private placement offering to accredited investors (the “Offering”) of $1,410,000 of units (the “Units”), with each Unit comprised of (i) one (1) share of Series D Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), (ii) fifteen (15) warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.025 per share (“Common Stock”), and (iii) three (3) shares of Common Stock, at a per unit purchase price of $10.00. In addition, shares of common stock were issued and identified in the agreement as the prepayment of the first year of dividends.

The Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the “1933 Act”), and applicable state securities laws. Pursuant to the Registration Right Agreement, the Company shall prepare and, as soon as practicable, but in no event later than 30 days from the date of the Closing, file with the Securities and Exchange Commission (the “SEC”) an initial Registration Statement on Form S-3 covering the resale of all shares of Common Stock comprising the Units, including shares of Common Stock underlying the Warrants, or the largest amount thereof permissible. The Company shall use its best efforts to have such initial Registration Statement, and each other Registration Statement required to be filed pursuant to the terms of the Registration Rights Agreement, declared effective by the SEC as soon as practicable.

The holders of shares of the Series D Preferred shall be entitled to receive quarterly dividends out of any assets legally available, to the extent permitted by New York law, at an annual rate equal to 8% of the stated value of the shares of Series D Preferred. Dividends for the first year will be payable in advance.

The dates of the offering can be summarized as follows:

August 31, 2017	$1,043,000
September 7, 2017	334,500
September 14, 2017	32,500
Total	$1,410,000

In total the Company issued an aggregate of 141,000 shares of Series D Preferred Stock, 2,115,000 Warrants and 423,000 shares of Common Stock, with an aggregate of 86,579 shares of Common Stock issuable to investors in the Offering as dividends for Series D Preferred Stock.

The Warrants are five-year warrants to purchase shares of Common Stock at an exercise price of $1.44 per share, exercisable beginning six months after the date of issuance thereof. The Warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock.

The Company utilized the services of Garden State Securities, Inc., a FINRA-registered placement agent, for the Offering. In connection with the Final Closing, the Company paid such placement agent an aggregate cash fee of $112,800 and issued to such placement agent or its designees 112,800 Warrants.

The net proceeds to the Company from the Final Closing, after deducting the foregoing fees and other Offering expenses, are approximately $1,200,000.

In accordance with ASC 470-20, if debt or stock is issued with detachable warrants and/or stock, the guidance in ASC 470-20-25-2 requires that the proceeds be allocated to the instruments based on their relative fair values. The Company applied this guidance and recorded a deemed dividend of $531,692 as a result of a beneficial conversion feature. As the Company does not have any retained earnings this deemed dividend was netting against additional paid-in capital and the net accounting effect was none.

Common Stock Transactions

During the nine months ended September 30, 2017, the Company issued 8,567,803 shares of common stock. The fair values of the shares of common stock were based on the quoted trading price on the date of issuance. Of the 8,567,803 shares issued during the nine months ended September 30, 2017, the Company:

1.	Issued 421,326 of these shares to Goldman Sachs as a result of their warrant agreement see note 6 Notes Payable and Convertible Notes;

2.	Issued 212,654 of these shares to an officer, see note 13 Equity and Incentive Plans;

3.	Issued 3,000,000 of these shares as part of the January 2017 offering, see below “Underwriting Agreements;”
4.	Issued 1,081,472 of these shares due to the conversion of Series C preferred stock, see above “Preferred Series C conversion,” then in July issued 29,126 shares to the Series C owners as a dividend;

5.	Issued 500,000 of restricted shares to Waste Services Industries, LLC, as a result of the CFS Group Acquisition, see note 3;

6.	Issued 38,091 of these shares to the outside members of our Board of Directors for services for a total expense of $67,500;

7.	Issued 2,000,000 of these shares as part of the June 2017 offering, then in July issued 300,000 of these shares as part of the over-allotment, see below “Underwriting Agreements;”

8.	Issued 5,000 of these shares to a vendor for services performed;

9.	Issued 66,500 of these shares previously accrued for loan fees payable in common stock at $191,000;

10.	Issued 86,769 and 423,000 of these shares as prepayment of first year dividends and shares as part of the investment unit in the August and September Series D Preferred Stock offering, respectively, see above “Series D;”

11.	Issued 403,865 of these shares for the purchase of the remaining 85% of MSTI. See Note 3

The Company recorded stock based compensation expense of approximately $98,000 and $8,850,000 during the nine months ended September 30, 2017 and 2016, respectively, which is included in compensation and related expense on the statement of operations.

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

On July 11, 2017, pursuant to the June 2017 Offering, the Company completed the closing of the sale of 300,000 shares of the Company’s common stock, sold pursuant to the exercise by the Underwriters (defined above) of their remaining over-allotment option, pursuant to the Underwriting Agreement. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 300,000 shares of Common Stock and/or 75,000 Warrants to purchase shares of Common Stock with an exercise price of $1.90 per share. The gross proceeds to the Company from the sale of the shares and the Warrants in the over-allotment are approximately $525,000, before deducting the underwriting discount payable by the Company.

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

The 75,000 warrants issued in the over-allotment are exercisable for five years from issuance and have an exercise price equal to $1.90. The Warrants are listed on The NASDAQ Capital Market under the symbol “MRDNW.”

The 2,227,800 warrants issued in July and August as part of the Series D preferred stock offering are exercisable for 5 years and have an exercise price equal to $1.44.

A summary of the status of the Company’s outstanding stock warrants for the period ended September 30, 2017 is as follows:

	Number of Shares	Average Exercise Price	Expiration Date
Outstanding - December 31, 2016	148,777	$3.02
Granted – January 30, 2017	3,112,871	5.16	January 31, 2022
Granted – June 30, 2017	575,000	1.90	June 30, 2022
Granted – June 30, 2017	100,000	2.19	June 30, 2022
Granted – July 11, 2017	75,000	1.90	July 11, 2022
Granted – July and August, 2017	2,227,800	1.44	July and August 2022
Exercised	148,777	3.02
Outstanding, September 30, 2017	6,090,671	$3.40
Warrants exercisable at September 30, 2017	6,090,671

Stock Options

A summary of the Company’s stock options as of and for the nine months ended September 30, 2017 are as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2016	12,250	$19.35	$4.78	4.84	-

For the nine months ended September 30, 2017
Forfeited	778	19.35	$4.78	-	-

Outstanding at September 30, 2017	11,472	$19.35	$4.78	4.10	-

Outstanding and Exercisable at September 30, 2017	3,660	$19.35	$4.78	4.10	-

(1)	The aggregate intrinsic value is based on the $1.25 closing price as of September 30, 2017 for the Company’s Common Stock.

The following information applies to options outstanding at September 30, 2017:

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Number Exercisable	Exercise Price
$12.00	222	4.10	222	$12.00
$20.00	11,250	4.10	3,438	$20.00
	11,472	4.10	3,660

At September 30, 2017 there was $42,515 of unrecognized compensation cost related to stock options, with expense expected to be recognized ratably over the next 3 years.

NOTE 9 – FAIR VALUE MEASUREMENT

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

The Company had no instruments recorded on the September 30, 2017 balance sheet that are measured at fair value on a recurring basis.

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are the result of impairment determinations. Fair value adjustments of approximately $221,000 were recorded on the Company’s capitalized software for the nine months ended September 30, 2017.

The initial fair value of the warrants associated with the series D offering was determined using the Black Scholes Model, which is a level 3 valuation model in the fair value hierarchy. The significant inputs used were as follows:

- current stock price	$1.20 - $1.34
- exercise price	$1.44
- time to maturity	5 years
- risk-free interest rate	1.63% - 1.79%
- estimated volatility	149%

NOTE 10 – LEASES

The Company is obligated under capital leases for buildings and vehicles that expire at various dates through 2043. Property and equipment and related accumulated amortization recorded under capital leases consists of the following:

September 30,	2017

Gross asset value	$5,028,147
Less accumulated amortization	(431,261)

Net book value	$4,596,886

Amortization expense of approximately $430,000 for assets held under capital lease obligations is included in depreciation and amortization for the nine months ended September 30, 2017.

Future minimum capital lease payments were as follows at September 30, 2017:

September 30, 2018	$877,652
September 30, 2019	860,709
September 30, 2020	819,604
September 30, 2021	831,125
September 30, 2022	626,155
Thereafter	6,581,830

Total payments	10,597,075
Less interest	(3,813,251)

6,783,824
Less current	(536,937)

$6,246,887

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

In addition, the Company is required to maintain a Performance Bond as approved by Lunenburg County which would be used to pay for mitigation and remediation as may be necessary as a result of the operation of the Lunenburg landfill. As an alternative to the Performance Bond, the County has permitted the Company to establish a cash Mitigation Fund. The Company is required to deposit $50,000 per year into the Mitigation Fund until the fund reaches $1,500,000. The Company has deposited $50,000 during the nine months ended September 30, 2017.

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

The restricted stock roll forward is as follows:

	Shares	Fair Value

Unvested Restricted Stock balance, December 31, 2016	212,654	$13.00

Vested	(212,654)	$13.00

Unvested, September 30, 2017	-	$-

Unrecognized compensation cost at June 30, 2017 was nil.

NOTE 13 – VARIABLE INTEREST ENTITY

The CFS Group owns 20% of the Tri-City Recycling Center, (“TCR”), which has been treated as a variable interest entity in these condensed consolidated financial statements. TCR leases a facility to the Company used in the operation of the Tri-City Regional Landfill in Petersburg. The sole source of TCR’s revenues is lease payments from the Company. While the creditors of TCR do not have general recourse to the assets of the Company, there is an obligation to perform by the Company under the leases which collateralize mortgage obligations. The terms of the lease are for a period of 20 years with a 10 year renewal option. The lease includes an annual escalation in rent payments of 1.5%. The equity, income and any contributions or distributions of equity are reported under non-controlling interest in the consolidated financial statements of the Company. Total assets, liabilities, income and expenses of TCR in the condensed consolidated financial statements at September 30, 2017 are approximately $408,000, $1,262,000, $215,000 and $65,000, respectively.

At September 30, 2017, total liabilities include the mortgage obligations of TCR in the aggregate of approximately $1,262,000, collateralized by the net book value of the facilities under lease by the Company of approximately $408,000.

NOTE 14 – SEGMENT AND RELATED INFORMATION

Historically, the Company had one operating segment. However, with the acquisition of The Mid-Atlantic segment during the nine months ended September 30, 2017, the Company’s operations are now managed through two operating segments: Mid-Atlantic and Midwest regions. These two operating segments and corporate are presented below as its reportable segments. The historical results, discussion and presentation of the Company’s reportable segments are the result of its integrated waste management services consisting of collection, transfer, recycling and disposal of non-hazardous solid waste. Summarized financial information concerning our reportable segments for the nine months ended September 30, 2017 is shown in the following table:

	Service Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Mid-Atlantic	$13,680,000	$(4,118,000)	$5,100,000	$3,726,000	$6,014,000	$57,400,000
Midwest	26,273,000	(2,796,000)	6,500,000	6,746,000	7,234,000	46,900,000
Corporate	-	(10,252,000)	100,000	100,000	-	1,100,000
Total	$39,953,000	$(17,166,000)	$11,700,000	$10,572,000	$13,248,000	$105,400,000

NOTE 15 – SUBSEQUENT EVENTS

Acquisition of DxT Medical, LLC

On October 16, 2017, Mobile Science Technologies, Inc., a wholly owned subsidiary of the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among, an individual residing in the State of South Carolina, and Corral Court Capital LLC, a Georgia limited liability company, as sellers (together, the “Seller”), the Company, as parent, and Mobile Science Technologies, Inc., as buyer (“Buyer”), pursuant to which Buyer acquired from Seller all of Seller’s right, title and interest in and to 100% of the membership interests (the “Membership Interests”) of DxT Medical, LLC, a South Carolina limited liability company that owns and operates a national healthcare distribution business. As consideration for the Membership Interests, the Company issued to the Seller an aggregate of 350,000 restricted shares of the Company’s common stock, par value $0.025 per share, allocated in accordance with the terms of the Purchase Agreement.

Closing of Securities Purchase Agreement; Amendment to Certificate of Incorporation and Issuance of Series E Preferred Stock

In October and November of 2017, the Company received $2,290,000 in funding (the “Funding”) in connection with a private placement offering to accredited investors (the “Offering”) of up to $3,000,000 of units (the “Units”), with each Unit comprised of (i) one (1) share of Series E Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”) and (ii) fifteen (15) warrants (the “Warrants”) to purchase shares of the Company’s common stock. In connection with the Funding, the Company entered into a definitive securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investor”), and an aggregate of 229,000 shares of Series E Preferred Stock and 3,435,000 Warrants was issued, for aggregate gross proceeds to the Company of $2,290,000. The Warrants are five year warrants to purchase shares of Common Stock at an exercise price of $1.20 per share, exercisable beginning six months after the date of issuance thereof. The Warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock.

The Company is utilizing the services of Garden State Securities, Inc., a FINRA-registered placement agent and Carter, Terry & Co., a FINRA-registered placement agent, for the Offering. In connection with this Offering, the Company will pay such placement agents an aggregate cash fee of $141,000 and will issue to such placement agent or its designees 167,500 Warrants. The net proceeds to the Company from the Closing, after deducting the foregoing fees and other Offering expenses, are expected to be approximately $2,000,000.

Effective October 17, 2017, in connection with the Offering, the Company and the Investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company shall prepare and, as soon as practicable, but in no event later than 10 days from the date of the effectiveness of the resale registration statement filed in connection with the offering of units that included shares of the Company’s Series D Preferred Stock, file with the SEC an initial Registration Statement on Form S-3 covering the resale of all shares of Common Stock comprising the Units, including shares of Common Stock underlying the Warrants, or the largest amount thereof permissible. The Company shall use its best efforts to have such initial Registration Statement, and each other Registration Statement required to be filed pursuant to the terms of the Registration Rights Agreement, declared effective by the SEC as soon as practicable.

On October 21, 2017, the Company amended its Certificate of Incorporation by filing the Certificate of Amendment of the Certificate of Incorporation of the Company with the Secretary of State of the State of New York (the “Amendment to Certificate”), which established 300,000 shares of the Series E Preferred Stock, having such designations, rights and preferences as set forth in the Series E Designations, as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Certificate of Incorporation and bylaws.

The shares of Series E Preferred Stock have a stated value of $10.00 per share and, subject to the approval of a majority of the Company’s shareholders (“Shareholder Approval”), are convertible into Common Stock at a price of $1.00 per share, and earn dividends at the rate of 20% per annum, with such dividends for the first year earned in advance, to be issued in the form of common stock following Shareholder Approval. The Company and certain key stockholders of the Company entered into a voting agreement with the Investor related to the obtaining of Shareholder Approval (the “Voting Agreement”).

Capital Leases

In October of 2017, the Company leased equipment to be installed at its Petersburg, Virginia and Lunenburg, Virginia landfill facilities. The total cost of the equipment is approximately $2,900,000, 20% paid up front and the remaining balance payable over the next 36 months at an annual interest rate of 5.95%.

American Science and Technology Corporation License Agreement and Lease

Effective November 9, 2017, Meridian Innovations, LLC (“Innovations”), a wholly owned subsidiary of the Company, as licensee, entered into an Exclusive Commercial Patent License Agreement (the “License Agreement”) with American Science and Technology Corporation (“AST”), as licensor, and a principal shareholder of AST. Pursuant to the License Agreement, effective January 1, 2018, AST will grant to Innovations an exclusive commercial license in, to and under certain licensed patents to make, have made, use, offer to sell, market, advertise, sell, dispose of, and import certain licensed products, for a term of 24 months, unless terminated earlier. Pursuant to the License Agreement, on January 1, 2018, Innovations will pay to AST $200,000 and the Company will issue to AST 200,000 shares of the Company’s restricted common stock, and, beginning effective January 1, 2019, Innovations will pay to AST a monthly license fee of $50,000.

Effective November 9, 2017, in connection with the License Agreement, Innovations, as tenant, entered into a Commercial Lease (the “Lease”) with AST, as landlord, and the Company, as guarantor. Pursuant to the Lease, effective January 1, 2018, AST will lease to Innovations the premises located at 6445 Packer Drive, Wausau, Wisconsin and all improvements located thereon and all equipment and fixtures located therein, for a term of 24 months, unless terminated earlier. Pursuant to the Lease, on January 1, 2018, Innovations will pay to AST $300,000 and the Company will issue to AST 300,000 shares of the Company’s restricted common stock, and, beginning effective January 1, 2019, Innovat6ions will pay to AST a monthly rent of $75,000. Pursuant to the Lease, Innovations and AST entered into an Option Agreement (the “Option”), granting Innovations the option to purchase the assets of AST for $2,500,000, in addition to certain royalty and other future payments.

On November 7, 2017, the Company entered into an Investment Agreement (the “Investment Agreement”) with YA II PN, LTD (“YA”). Pursuant to the terms of the Investment Agreement, for a period of twenty-four months commencing on the date of execution and delivery of the Investment Agreement, YA has committed to purchase up to $10,000,000 (the “Commitment Amount”) of the Company’s common stock, par value $0.025 per share (the “Advance Shares”). At its option, the Company may require YA to purchase the Advance Shares at the price of $1.00 per Advance Share, subject to and in accordance with the terms and conditions of the Investment Agreement, including, without limitation, the requirement that the Advance Shares be registered and that the Market Price (as defined in the Investment Agreement) is at least $1.20. The Company is not required to make any minimum sale of the Advance Shares and there is no applicable non-usage fee. The Company may terminate the Investment Agreement at any time, provided there are no Advance Shares required to be delivered and no other amounts are owed by the Company to YA, and, in the event that such termination occurs prior to May 8, 2018, the Company shall pay a termination fee of $100,000.

As further consideration for YA entering into the Investment Agreement, the Company shall pay to YA a commitment fee in the amount of $250,000, in the form of 242,718 shares of Common Stock to be registered pursuant to the Company’s Registration Statement on Form S-3 (File No. 216621).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We intend for this discussion to provide information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2017, included elsewhere in this report.

Plan of Operation

The platform operation of the Company is our subsidiary Meridian Waste Missouri, LLC formerly known as Here To Serve Missouri Waste Division, LLC (“HTS Waste”). HTS Waste is in the business of non-hazardous solid waste collection. Our revenue is generated primarily by collection services provided to residential customers, as well as commercial and temporary roll-off customers. The Company’s agreement with Goldman Sachs Specialty Lending Group, has allowed the Company to focus on pursuing waste solutions opportunities in the Midwest, in order to differentiate itself from its larger competitors. With respect to our platform operation in St. Louis, the Company is focused on building in and around this initial marketplace. We are continuing to evaluate our infrastructure needs, placing importance on revenue and cash-flow growth. The Company is specifically focused on bidding for municipal contracts in the St. Louis market, as well as acquisitions throughout the Midwest to drive this plan. The Company plans to remain vigilant in identifying the many solutions in the waste industry and adapting to the changing landscape in order to maximize the returns of its capital in the marketplace. The Company has executed its first step with its agreement with Goldman Sachs Specialty Lending Group to build the capital structure needed to execute its forward strategy.

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

Executive Overview

General Overview of Our Business

The following table reflects the total revenue of the Company for the nine months ended September 30, 2017, 2016 and 2015 (dollars in thousands):

	September 30, 2017		2016		2015
		%		%
	$	Increase	$	increase	$
Revenue	39,953	67%	23,884	145%	9,733

Our revenue for the nine months ended September 30, 2017 has grown significantly over the comparable 2016 period primarily due to the acquisition of the CFS group, LLC. As our revenues continue to grow in our existing markets, we plan to increase the rate of this growth by increasing our presence in the commercial and “roll-off” business. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 40 cubic yards) that are loaded on to and off of the collection vehicle. Management also expects continued growth through additional mergers and acquisitions. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

Results of Operations

Summary of Statements of Operations for the Nine Months Ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Revenue	$39,953,055	$23,883,663
Operating expenses	$28,716,137	$15,171,532
Selling, general and administrative	$11,206,616	$14,375,418
Depreciation and amortization	$11,705,198	$5,338,919
Other income (expenses), net	$(4,417,959)	$(1,751,101)
Net loss attributable to common stockholders	$(20,175,458)	$14,322,082
Basic net loss per share	$2.44	$11.92

Historically, the Company had one operating segment. However, with the acquisition of The CFS Group during the nine months ended September 30, 2017, the Company’s operations are now managed through two operating segments: Mid-Atlantic and Midwest regions. These two operating segments and corporate are presented below as its reportable segments.

	Service Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Mid-Atlantic	$13,680,000	$(4,118,000)	$5,100,000	$3,726,000	$6,014,000	$57,400,000
Midwest	26,273,000	(2,796,000)	6,500,000	6,746,000	7,234,000	46,900,000
Corporate	-	(10,252,000)	100,000	100,000	-	1,100,000
Total	$39,953,000	$(17,166,000)	$11,700,000	$10,572,000	$13,248,000	$105,400,000

Revenue

The Company’s revenue for the nine months ended September 30, 2017 was $39,953,055, a 67% increase over the nine months ended September 30, 2016 of $23,883,663. This increase is primarily driven by the acquisition of the CFS Group on February 15, 2017. The CFS Group added approximately $13,680,000 in revenue for the nine months ended September 30, 2017. The continued organic growth of the Midwest segment also contributed to the revenue increase. The Midwest segment revenue increased approximately $2,400,000 for the 9 months ended September 30, 2017 as compared to the 9 months ended September 30, 2016. This increase was the result of approximately $1,800,000 of organic growth and approximately $600,000 of increased prices.

Operating Expenses

Operating expenses were $28,716,137 or approximately 72% of revenue, for the nine months ended September 30, 2017 as compared to $15,171,532, or 64% of revenue, for the nine months ended September 30, 2016. This is an increase of 8% from the nine months ended September 30, 2016. The increase is primarily due to increased labor costs in 2017 in our Midwest segment. Operating labor expenses for the 2016 period were 19.5% of revenue, whereas 2017 expenses are 27.1% of revenue. The reason for this is twofold; first, the Company needed to increase driver wages to help stabilize the work force and avoid turnover, second, add-on revenue from the new St. Louis contracts has not materialized as quickly as expected, but the Company has increased its labor force to service the expected increased revenue.

Selling, general and administrative

The high level of selling, general and administrative expenses for the 9 months ended September 30, 2017 and 2016 is due to recurring expenses, including professional fees, compensation, insurance and rental expense. Selling, general and administrative expenses were $11,206,616 or approximately 28% of revenue, for the nine months ended September 30, 2017 as compared to $14,375,418 or approximately 60% of revenue, for the nine months ended September 30, 2016. This is a decrease of 32% from the nine months ended September 30, 2016. This decrease is the result of an approximate $6,000,000 decrease in stock based compensation which was partially offset by approximately $2,000,000 of incremental selling, general and administrative expenses of CFS, and increased selling, general and administrative expenses at the Midwest segment and corporate level, including salaries, insurance and professional services.

Depreciation and amortization

Depreciation and amortization was $11,705,198 for the nine months ended September 30, 2017, a 119% increase over the nine months ended September 30, 2016 of $5,338,919. This increase is primarily driven by two factors; the acquisition of CFS on February 15, 2017 and the approximate $7,500,000 increase in depreciable assets of our Midwest segment during the nine months ended September 30, 2017.

Other income (expenses), net

Other income (expense), net for the nine months ended September 30, 2017, was $(4,417,959), as compared to $(1,751,101) for the nine months ended September 30, 2016. The change is attributable to an approximate increase in interest expense of $3,000,000 and an increase in unrealized loss on change in fair value of derivative liability of approximately $1,400,000 and a decrease in gain on contingent liability of $1,000,000. Offset by an increase in gain on extinguishment of liability of approximately $2,650,000.

Net loss attributable to common stockholders

Net loss attributable to common stockholders for nine months ended September 30, 2017, was $20,175,458 or loss per share of $2.44, as compared to $14,322,082 or loss per share of $11.92, for the nine months ended September 30, 2016. Included in net loss attributable to common stockholders for the nine months ended September 30, 2017 are deemed dividends totaling $2,647,009 related to beneficial conversion features and preferred stock dividends of $241,946.

Summary of Statements of Operations for the Three Months Ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017	September 30, 2016
Revenue	$14,840,850	$8,389,326
Operating expenses	$10,358,011	$5,372,817
Selling, general and administrative	$3,978,771	$4,160,280
Depreciation and amortization	$4,313,607	$1,833,079
Other income (expenses), net	$(2,667,105)	$(501,149)
Net loss attributable to common stockholders	$(7,430,223)	$3,735,949
Basic net loss per share	$0.71	$2.96

Revenue

The Company’s revenue for the three months ended September 30, 2017 was $14,840,850, a 77% increase over the three months ended September 30, 2016 of $8,389,326. This increase is primarily driven by the acquisition of the CFS Group on February 15, 2017. The CFS Group added approximately $5,700,000 in revenue for the three months ended September 30, 2017. The continued organic growth of the Midwest segment also contributed to the revenue increase.

Operating Expenses

Operating expenses were $10,358,011 or 70% of revenue, for the three months ended September 30, 2017 as compared to $5,372,817 or 64% of revenue, for the three months ended September 30, 2016. This is an increase of 6% of revenue from the three months ended September 30, 2016. The increase is due to increased labor costs in 2017 in our Midwest segment. Operating labor expenses for the 2016 period were 19% of revenues, whereas 2017 expenses are 27% of revenue. The reason for this is twofold; first, the Company needed to increase driver wages to help stabilize the work force and avoid turnover, second, add-on revenue from the new St. Louis contracts has not materialized as quickly as expected, although it has improved starting in the third quarter, but the Company has increased its labor force to service the expected increased revenue. As revenue increases to expected levels from these new St. Louis contracts operating expenses as a percent of revenue will decrease.

Selling, general and administrative

The high level of selling, general and administrative expenses for the 3 months ended September 30, 2017 and 2016 is due to recurring expenses, including professional fees, compensation, insurance and rental expense. Selling, general and administrative expenses were $3,978,771 or approximately 27% of revenue, for the three months ended September 30, 2017 as compared to $4,160,280 or approximately 50% of revenue, for the three months ended September 30, 2016. This is a decrease of 23% from the three months ended September 30, 2016. This decrease is the result of a $2,500,000 decrease in stock based compensation which was partially offset by approximately $700,000 of additional selling, general and administrative expenses of CFS, and increased selling, general and administrative expenses at the Midwest segment and corporate level, including salaries, insurance and professional services.

Depreciation and amortization

Depreciation and amortization was $4,313,607 for the three months ended September 30, 2017, a 135% increase over the three months ended September 30, 2016 of $1,833,079. This increase is primarily driven by two factors; the acquisition of CFS on February 15, 2017 and the approximate $7,500,000 increase in depreciable assets at September 30, 2017.

Other income (expenses), net

Other income (expense), net for the three months ended September 30, 2017, was ($2,667,105), as compared to ($501,149) for the three months ended September 30, 2016. The change is attributable to an approximate increase in interest expense of $1,500,000 and a decrease in change in fair value of derivative liability of approximately $700,000.

Net loss attributable to common stockholders

Net loss attributable to common stockholders for three months ended September 30, 2017, was $(7,430,223) or loss per share of $0.71, as compared to $3,735,949 or loss per share of $2.96, for the three months ended June 30, 2016. Included in net loss attributable to common stockholders for the three months ended September 30, 2017 are deemed dividends totaling $531,692 related to beneficial conversion features and preferred stock dividends of $241,946.

Segment Information

Historically, the Company had one operating segment. However with the acquisition of the CFS Group in this quarter, the Company’s operations are now managed through two operating segments: Mid-Atlantic and Midwest regions.

Liquidity and Capital Resources

The following table summarizes total current assets, current liabilities and working capital at September 30, 2017, compared to December 31, 2016:

	September 30, 2017	December 31, 2016	Increase/ Decrease
Current Assets	$9,030,464	$6,106,225	$2,924,239
Current Liabilities	$14,576,563	$14,873,447	$(296,884)
Working capital (Deficit)	$(5,546,099)	$(8,767,222)	$(3,221,123)

The change in working capital (deficit) is due primarily to the following changes to current assets and current liabilities. The decrease in cash of approximately $160,000, and a decrease in short-term investments-Restricted of approximately $1,950,000. Accounts Receivable, prepaid expenses and other current assets increased by approximately $5,000,000. Which was predominately driven by the CFS acquisition, which contributed approximately $4,500,000 of accounts receivable and prepaid expenses as of September 30, 2017. The derivative liability decreased by approximately $3,300,000 and deferred compensation decreased by approximately $770,000. Accounts payable and accrued expenses increased by approximately $1,800,000. Deferred revenue increased by approximately $2,100,000. Notes payable, related parties decreased by approximately $600,000 and current portion of debt and capital leases increased by approximately $500,000.

At September 30, 2017, we had a working capital deficit of $5,546,099 as compared to a working capital deficit of $8,767,222 at December 31, 2016, a decrease of $3,221,123. For the nine months ended September 30, 2017, cash used in operating activities, was approximately $6,300,000. In addition, as of September 30, 2017, the Company had approximately $660,000 in cash to cover its short term cash requirements. Further, the Company has approximately $1,600,000 of borrowing capacity for working capital needs on its multi-draw term loans and revolving commitments with Goldman Sachs as discussed below. For the nine months ended September 30, 2017, cash used in investing activities, was approximately $5,700,000. Approximately $4,000,000 was used for the acquisition of CFS and approximately $2,000,000 for the purchase of equipment. For the nine months ended September 30, 2017, cash provided from financing activities, was approximately $11,900,000. Approximately $15,500,000 was net proceeds from the issuance of common and preferred stock offset by repayments of debt.

The Company purchased the CFS Group for total value of approximately $39,000,000 and purchased approximately $2,500,000 of equipment while increasing long term debt by approximately $39,000,000 during the nine months ended September 30, 2017. The increase in debt was due to the Company borrowing on its revolving commitments with Goldman Sachs as discussed below. Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

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

We have experienced recurring operating losses in recent years. Because of these losses, the Company had negative working capital of approximately $5,500,000 at September 30, 2017. Included in that negative working capital is approximately $5,600,000 in deferred revenue. The Company believes that the working capital deficit can be satisfied with the preferred stock capital raise which occurred in October and November of 2017, see note 15, available borrowings on line of credit, see note 6 and cash on hand at September 30, 2017.

Net loss has already began to improve in this third quarter and the Company believes that net loss will continue to improve thereafter. This improvement in net loss is occurring through improved operations. The Company has prepared its business plan for the ensuing twelve months, and believes it has sufficient resources to operate for the ensuing 12 month period. The Company’s objectives in preparing this plan include: (1) renegotiating contracts to increase revenue; (2) increasing fees on existing contracts and (3) reducing costs. The Company has already been successful in increasing rates on several recently negotiated contracts and acquiring additional contracts, both of which have been accretive to net loss and operating cash flow.

As of September 30, 2017 the Company had approximately $660,000 in cash to cover its short term cash requirements. In addition to our cash on hand, subsequent to year-end and through November 7, 2017, the Company has raised approximately $2,000,000 net, through its Series E Offering. See note 15. Further, the Company has approximately $1,600,000 of borrowing capacity on its multi-draw term loans and revolving commitments available for working capital and general corporate purposes. See note 6, under the heading Goldman Sachs Credit Agreement. The Company is still evaluating raising capital through the public markets as well as looking for capital partners to assist with operating activities and growth strategies. Finally, the Company is in the process of evaluating strategic alternatives of our waste management group.

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

In addition, in connection with the credit agreement, the Company issued warrants to Goldman, Sachs & Co. for the purchase of shares of the Company’s common stock equivalent to a 6.5% Percentage Interest (as defined therein) at a purchase price equal to $449,553, exercisable on or before December 22, 2023. The warrants grant the holder certain other rights, including registration rights, preemptive rights for certain capital raises, board observation rights and indemnification. In January of 2017, the Company entered into an Amended and Restated Warrant Cancellation and Stock Issuance Agreement (the “Warrant Cancellation Agreement”). Pursuant to the Warrant Cancellation Agreement, upon the closing of a “Qualified Offering” as defined in the Warrant Cancellation Agreement, the Amended and Restated Warrant was cancelled and the Company issued to GS restricted shares of common stock in the amount equal to a 6.5% ownership interest in the Company.

The parties to the Credit Agreement have entered into certain amendments to the Credit Agreement, which provided, among other things, limited waivers by the lenders of certain failures of the Company and its affiliates to deliver certain financial statements and related deliverables and to comply with certain financial covenants under the Credit Agreement, and which amended the terms of the Credit Agreement to address such failures. Such covenant failures included, maintaining certain leverage and EBITDA ratios, exceeding maximum corporate overhead and maintaining certain liquidity. These covenant failures had no impact on the Company’s borrowing capacity under the Credit Agreement. The financial covenants consist of a fixed charge coverage ratio, a leverage ratio, adjusted EBITDA, Maximum Consolidated Growth Capital Expenditures, Maximum Consolidated Corporate Overhead and a Minimum Consolidated Liquidity.

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

The amounts borrowed pursuant to the Loans are secured by a first position security interest in substantially all of the Company’s and the Companies’ assets. As of September 30, 2017 the balance of the Tranche A Term Loan was $59,500,000, the balance of the revolver was $3,405,018 and the balance of the Tranche B term Loan was $14,600,000.

The amended and restated credit and guaranty agreement which among other things provides for the Company to deliver certain financial statements and related deliverables and to comply with certain financial covenants under the amended and restated credit and guaranty agreement. The parties to the Credit Agreement have entered into certain amendments to the Credit Agreement, which provided, among other things, limited waivers by the lenders of certain failures of the Company and its affiliates to deliver certain financial statements and related deliverables and to comply with certain financial covenants under the Credit Agreement, and which amended the terms of the Credit Agreement to address such failures. Failures included maintaining certain EBITDA amounts and leverage ratio and exceeding maximum corporate overhead. These covenant failures had no impact on the Company’s borrowing capacity under the Credit Agreement. The financial covenants consist of a fixed charge coverage ratio, a leverage ratio, adjusted EBITDA, Maximum Consolidated Growth Capital Expenditures, Maximum Consolidated Corporate Overhead and a Minimum Consolidated Liquidity.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended September 30, 2017and 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

As noted in the Form 10-K for the year ended December 31, 2016, an audit committee has been established. The Company is also actively evaluating its internal control structure to identify the need for additional resources to ensure appropriate segregation of duties. We expect to make additional improvements and enhancements during the remainder of 2017. When fully implemented and operational, we believe the enhanced procedures will remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our goal is to remediate this material weakness during the fiscal year ending 2018, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017, other than disclosed below.

Our common stock is listed on The NASDAQ Capital Market and if we do not maintain compliance with NASDAQ Marketplace Rules our common stock may be delisted from the NASDAQ Capital Market.

To keep our listing on The NASDAQ Capital Market, we are required to maintain: (i) a minimum bid price of $1.00 per share, (ii) a certain public float, (iii) a certain number of round lot shareholders and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders’ equity of at least $2.5 million. On August 24, 2017, we were notified by the NASDAQ Listing Qualifications Department that were not in compliance because we do not currently have a stockholders’ equity of at least $2.5 million. We were granted a 180-calendar day period within which to regain compliance, which ends on February 20, 2018. To regain compliance, we are required to demonstrate a stockholders’ equity of at least $2.5 million. Although we plan on being able to meet the requisite continues listing requirements, we may fail to comply with such requirement.

In the event that in the future we are notified that we no longer comply with NASDAQ’s corporate governance requirements, and we fail to regain compliance within the applicable cure period, our common stock could be delisted from The NASDAQ Capital Market.

If our common stock is delisted, trading of the stock will most likely take place on the Over the Counter Market Place. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified executives and employees and to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2017, 6,061 restricted shares of Common Stock were issued to each of Joseph Ardagna, Thomas Cowee and Jackson Davis, pursuant to their respective Director Agreements.

From August 31, 2017 through September 14, 2017, an aggregate of 509,769 restricted shares of Common Stock, 2,227,800 warrants to purchase shares of Common Stock at $1.44 per share and 141,000 shares of Series D Preferred Stock were issued pursuant to a private placement. 112,800 of such warrants were issued to the placement agent in connection with such private placement.

Except as set forth above, during the quarter ended September 30, 2017, the Company has not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Current Reports on Form 8-K.

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

On November 7, 2017, the Company entered into an Investment Agreement (the “Investment Agreement”) with YA II PN, LTD (“YA”). Pursuant to the terms of the Investment Agreement, for a period of twenty-four months commencing on the date of execution and delivery of the Investment Agreement, YA has committed to purchase up to $10,000,000 (the “Commitment Amount”) of the Company’s common stock, par value $0.025 per share (the “Advance Shares”). At its option, the Company may require YA to purchase the Advance Shares at the price of $1.00 per Advance Share, subject to and in accordance with the terms and conditions of the Investment Agreement, including, without limitation, the requirement that the Advance Shares be registered and that the Market Price (as defined in the Investment Agreement) is at least $1.20. The Company is not required to make any minimum sale of the Advance Shares and there is no applicable non-usage fee. The Company may terminate the Investment Agreement at any time, provided there are no Advance Shares required to be delivered and no other amounts are owed by the Company to YA, and, in the event that such termination occurs prior to May 8, 2018, the Company shall have paid a termination fee of $100,000.

As further consideration for YA entering into the Investment Agreement, the Company shall pay to YA a commitment fee in the amount of $250,000, in the form of 242,718 shares of Common Stock registered pursuant to the Company’s Registration Statement on Form S-3 (File No. 216621).

The above description of the Investment Agreement does not purport to be complete and is qualified in its entirety by the full text of the form of such documents, which is attached as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June September 7 2017)

4.1	Form of Warrant (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June September 7 2017)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June September 7 2017)

10.2	Form of Registration Rights Agreement (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June September 7 2017)

10.3	Form of Investment Agreement *

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN WASTE SOLUTIONS, INC.

Date: November 14, 2017	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Chris Diaz
	Name:	Chris Diaz
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

