Form 10-K
period 2017-12-31
Meridian Waste Solutions, Inc.
filed 2018-04-16
CIK 949721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

(770)-691-6350

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2017, was $12,800,000. As of April 13, 2018, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 17,123,416.

Documents Incorporated By Reference: None.

MERIDIAN WASTE SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2017

i

PART I

FORWARD LOOKING STATEMENTS

Except for historical information, this document contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that “we expect,” “we anticipate,” “we intend,” “we believe,” and similar language. We caution that any forward-looking statement made by us in this Form 10-K or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-K beginning on page 26.

Item 1. Business

As used in this Annual Report, “we,” “us,” “our,” “Meridian,” “Company” or “our Company” refers to Meridian Waste Solutions, Inc.

Our Company

Historically, Meridian has generally operated three lines of business: (1) non-hazardous solid waste collection, transfer and disposal services (the “Waste Business”); (2) technologies, centering on creating community-based synergies through healthcare collaborations and software solutions, through its wholly-owned subsidiary, Mobile Science Technologies, Inc. (the “Technologies Business”); and (3) innovations, striving to create value from recovered resources, through advanced byproduct technologies and assets found in downstream production, through its wholly-owned subsidiary, Attis Innovations, LLC (the “Innovations Business”).

Late in the Summer of 2017, the Company began to explore the possibility of selling the Waste Business in order to reduce the Company’s leverage, dedicating resources to further growth in the Technologies Business and Innovations Business, where the Company saw robust pipelines for further opportunity. Such sale of the Waste Business was expected to clear the bottleneck caused by the debt encumbering the Waste Business, while, the Company believed, significantly increasing its enterprise value, and thereby paving the way to aggressively pursue acquisitions.

On February 20, 2018, the Company entered into an agreement for the sale of the Waste Business. Such sale of the Waste Business is expected to close on or about April 17, 2018.

We built the Company by providing everyday products and services that contribute to the lives of all people. We will continue to do so moving forward, but in new and, we believe, more profitable ways that capitalize on untapped opportunities and changing market conditions in healthcare and energy to build strategically compatible revenue lines in our Technologies Business and Innovations Business.

History

Meridian Waste Solutions, Inc. was incorporated in November 1993 in New York. Prior to October 17, 2014, the Company derived revenue by licensing its trademarks to a third party (the “Legacy Business”).

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

On February 20, 2018, the Company entered into an Equity Securities Purchase Agreement (the “Purchase Agreement”) with Meridian Waste Operations, Inc., a New York corporation (“Seller”) and a wholly-owned subsidiary of Meridian, Meridian Waste Acquisitions, LLC, a Delaware limited liability company (“Buyer”) and solely for purposes of Sections 6.4, 6.7 and 11.18 thereof, Jeffrey S. Cosman, the Chief Executive Officer and Chairman of Meridian, providing for, subject to the satisfaction or waiver (if permissible under applicable law) of specified conditions, the purchase of all of the membership interests of each of the direct wholly-owned subsidiaries of Seller (collectively, the “Acquired Parent Entities” and together with their direct and indirect subsidiaries, the “Acquired Entities”), comprising, with the Acquired Parent Entities’ subsidiaries, the Company’s Waste Business and constituting substantially all of the assets of the Company (such acquisition, the “Transaction”). Pursuant to the Purchase Agreement, at the time the Transaction closes (the “Closing”) in consideration of $100,000, the Company will issue to the Buyer a warrant (the “Warrant”) to purchase shares of common stock, par value $0.025 (“Common Stock”), of the Company, equal to two percent of the issued and outstanding shares of capital stock of the Company on a fully-diluted basis as of the time of issuance of the Warrant (subject to adjustment as set forth therein).

At the time of the Closing, Buyer will have satisfied $75.8 million of the Company’s outstanding indebtedness under the Amended and Restated Credit and Guaranty Agreement dated February 15, 2017 among certain of the Acquired Entities, Meridian, and Goldman Sachs Specialty Lending Group, L.P. (as amended, the “Credit Agreement”) and assume the Acquired Entities’ obligations under certain equipment leases and other operating indebtedness. Meridian estimates that it will retain approximately $6.6 million of indebtedness under the Credit Agreement or a successor agreement and certain promissory notes payable for an aggregate amount of $1.475 million (the “Legacy Notes”).

This will leave the Company to operate its two remaining lines of business, the Technologies Business and the Innovations Business, unencumbered by $75.8 million of debt that was previously outstanding.

Corporate Structure

Technologies Division

The Technologies Division of the Company, sometimes referred to herein as “Attis Healthcare”, is comprised of two divisions — (i) healthcare and (ii) Bright City, a mobile application. Our healthcare group focuses on improving patient care and providing cost-saving opportunities through innovative, compliant, and comprehensive diagnostic and therapeutic solutions for patients and healthcare providers. We understand the challenges that come with trying to improve patient outcomes while driving down the cost of care, which is why we offer a broad portfolio of what we believe to be best-in-class solutions, combined with insight and expertise, to give providers tools that lead to healthier patients and communities. Attis Healthcare offers products and services in a variety of areas, including hospital consulting services for both laboratory services and emergency department revenue enhancement, polymerase chain reaction (“PCR”) molecular testing, pharmacogenetics (“PGx”) testing, and medication therapy management.

Bright City is an all-in-one citizen engagement mobile application that allows cities and their residents to communicate more directly. This allows to make for safer communities, community leadership to be more proactive, and citizens to be more connected. Bright City provides direct and two-way communication, which means citizens can reply and communicate directly with local law enforcement and town, city or municipal staff. Bright City is specific and targeted, which prevents communications from becoming lost in the clutter of social media and allows for communications from citizens to be routed directly to the appropriate city staff for response and resolution. Bright City includes camera, video, and GPS locator functionality, which provides specific location data and a more accurate description of the reported activity, expediting the flow of information. Bright City acts as the eyes and ears of the city, allowing towns, cities and municipalities to expand security and increase connectivity.

Customers

Currently, within our Technologies Division, we have agreements with three (3) hospitals to manage their laboratory services. As part of those agreements, we provide consulting services in the areas of equipment procurement, materials management, staffing, training, billing and laboratory compliance. In addition to the three (3) hospitals we currently work with, we have a plan in place to bring on at least another four (4) hospital laboratories during the remainder of 2018, but cannot guarantee that we will be able to reach agreement with these laboratories. We are also working several large hospital groups regarding emergency services coding, where we provide expertise in connection with billing in the emergency department with an expectation of growing revenue for the hospital through improved billing and coding.

In connection with our PCR testing services, we focus on long term care facilities, home healthcare agencies and physician practices. We expect to continue expanding our footprint in this business, both by adding additional physician practices and long term care facilities in the Southeast, as well as expanding across the country to the Midwest, Northeast, and beyond.

Our PGx services are designed to assist large employers with reducing the amount of money they spend in pharmacy costs for their workforce. Specifically, Attis Healthcare has engaged multiple health benefits brokers who work with large employers to help drive this technology to these employers. Attis Healthcare is currently analyzing pharmacy data for multiple large employers.

Attis Healthcare is also currently working directly with both community pharmacies and large pharmacy corporations to offer PGx and medication therapy management to patient customers of the pharmacies. Attis Healthcare has an agreement with four (4) community pharmacies in the Southeast and is engaged in discussions with corporations about adding this technology to their pharmacy shelves.

Bright City is currently in the pilot phase, with delivery to the first municipality, located in the Southeast U.S., scheduled for the early second quarter of 2018. The Company expects to add two (2) additional pilot municipalities in either the second quarter or third quarter of 2018 and will then concentrate on a larger scale sales pipeline across the U.S.

Growth Strategy

Growth in Existing Markets

We currently provide laboratory testing services to a variety of physician offices and long term care facilities and we currently manage hospital laboratories in three (3) hospitals, all largely concentrated in the Southeast U.S. We are focused on increasing our sales in these markets by growing our customer base through increased market penetration and expanding existing customers through use of our other services. We have also begun engaging large employers on the PGx portion of our business and will continue to look to expand the number of employers who utilize our PGx and medication therapy management solution as a means of reducing their pharmacy costs.

Expanding into New Markets

In 2018 and beyond, we plan to expand into new markets, specifically targeting the Midwest United States and the Western part of the United States. We have and will continue to engage sales professionals that have strong relationships in all areas of the United States and will utilize those relationships to build our business into previously untapped markets.

Integration

Our growth strategy also includes the plan to become more integrated across our business lines by purchasing long term care facilities, nursing homes, and rural hospitals, which will allow us to further integrate our laboratory testing in the markets where the testing is most effective. We also plan to offer billing services and other consulting services, further integrating our various service offerings in the healthcare market.

Acquisition

Our revenue model is based on organic growth of operations, the acquisition of established operations in new markets, as well as being able to execute value-adding, tuck-in acquisitions. We hope to direct acquisition efforts towards those markets in which we would be able to provide vertically integrated services. Prior to acquisition, we analyze each prospective target for cost savings through the elimination of inefficiencies and excesses that are typically associated with private companies competing in fragmented industries. We aim to realize synergies from consolidating businesses into our existing operations, which we hope will allow us to reduce capital and expense requirements.

Competition

Competition in the lab services industry is dominated by two large national laboratories, Quest Diagnostics and Labcorp, with multiple regional laboratories providing laboratory services as well. However, because of their size, these laboratories struggle to provide high quality customer service. Our focus in building out hospital laboratories is to improve the customer service available to physician practices and other healthcare facilities, including turnaround time for test results, while bolstering the healthcare services offered in rural America and offering jobs in underserved communities.

Sales & Marketing

We focus our marketing efforts on increasing and extending business with existing customers, as well as increasing our new customer base. We target physician practices, hospitals, long term care facilities, and large employers. With respect to hospitals, we particularly focus on rural hospitals, which are historically underserved. We believe that by improving the healthcare in the rural community, we can help stimulate job growth and improve the quality of life in this historically underserved population. We have a seasoned sales force of both executives and direct line sales employees with a wealth of experience in the healthcare sector. We utilize relationships across the United States to build our sales force, relying on relationships with strong sales professionals.

Government Contracts

We currently have one (1) governmental contract with a municipality in connection with Bright City. Bright City is still in the pilot phase; we expect to grow the number of governmental contracts in the second and third quarters of 2018.

Regulation

Our business is subject to extensive and evolving federal, state and local environmental, health, safety and healthcare laws and regulations. Governmental agencies have the authority to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in cases of violations. We believe that regulation of the healthcare industry will continue to evolve, and we will adapt to future legal and regulatory requirements to ensure compliance. Attis Healthcare strives to operate under the regulations and laws put in place to protect our medical communities and to comply with all regulations and laws that are put in place. Because compliance is important to us, we constantly review and assess our policies, practices and procedures. This compliance is, and may in the future continue to be, costly. In particular, the governing laws regarding medical laboratories are strictly enforced and reviewed frequently. Clinical Laboratory Improvement Amendments (“CLIA”) inspections take place every two years, and the laboratories we manage or own must be in strict compliance. The section of the federal regulations titled "Standards and Certification: Laboratory Requirements" is issued by the Centers for Medicare & Medicaid Services (“CMS”) to enact the CLIA law passed by Congress. In general terms, the CLIA regulations establish quality standards for laboratory testing performed on specimens from humans, such as blood, body fluid and tissue, for the purpose of diagnosis, prevention, or treatment of disease, or assessment of health.

The federal Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively, “HIPAA”) impose extensive requirements on the way in which health plans, health care providers, health care clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”). Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), enacted as part of the American Recovery and Reinvestment Act of 2009, amended HIPAA to impose additional restrictions on third-party funded communications using PHI and the receipt of remuneration in exchange for PHI. It also extended HIPAA privacy and security requirements and penalties directly to business associates. In addition to HIPAA, state health privacy laws apply to the extent they are more protective of individual privacy than is HIPAA.

Finally, the Health Insurance Marketplaces (formerly known as the “exchanges”) are required to adhere to privacy and security standards with respect to PII, and to impose privacy and security standards that are at least as protective of PII as those the Health Insurance Marketplace has implemented for itself or non-Health Insurance Marketplace entities, which include insurers offering plans through the Health Insurance Marketplaces and their designated downstream entities, including PBMs and other business associates. These standards may differ from, and be more stringent than, HIPAA.

Attis Healthcare aims to strictly comply with HIPAA regulations. Annual certification for all employees with a reasonable expectation of coming into contact with protected health information is required.  Our customers and prospective customers are “Covered Entities” under HIPAA and its accompanying regulations.  As such, Customer is required to make reasonable efforts to limit as necessary the disclosure of PHI as defined by HIPAA.  To the extent that a Vendor or Customer has access to such PHI while supplying products or services or otherwise performing under the Order or complying with these Terms, Vendor or Customer will treat such PHI in accordance with the applicable Business Associate Addendum between the parties, including but not limited to the use of commercially reasonable safeguards to prevent the use or disclosure of PHI except as provided under the Order.

The Joint Commission on the Accreditation of Healthcare Organizations (JCAHO) applies, or may apply, to some of the laboratories that Attis Healthcare manages. When JCAHO does have an oversight role, the hospital laboratories that we manage are in compliance with their safety regulations. JCAHO’s focus is on healthcare systems.  Today, most hospitals are accredited by JCAHO.  Laboratories are part of these healthcare systems and are thereby required to comply with the JCAHO safety regulations. JCAHO regulations are extensive and numerous.  They have very specific requirements on many safety matters.  JCAHO also has a “deemed status” acknowledgement by the federal government.

Passed in 2010, the Affordable Care Act (“ACA”) affects virtually every aspect of health care in the country. In addition to establishing the framework for every individual to have health coverage, ACA enacted a number of significant health care reforms. Many of these reforms affect the coverage and plan designs that are provided by our health plan clients. As a result, these reforms impact a number of our services and business practices. Some significant ACA provisions are still being finalized (e.g., implementation of the excise tax on high-cost employer-sponsored health coverage has been delayed by Congress) and parts of ACA may still face potential Congressional changes, so the full impact of ACA on our Company is still uncertain.

Innovations Division

Attis Innovations, LLC

Attis Innovations (“Innovations”) focuses on producing sustainable materials and fuels from renewable sources at costs equal to or less than those otherwise produced from fossil fuels. By processing targeted feedstocks, we believe Innovations will be able to produce materials used in the following markets: bioplastics, consumer goods, adhesives, carbon fiber, renewable fuels, and green chemicals, among others.

We intend to leverage our expertise in waste streams and our technology development experience to harvest value from biomass. To this end, we have assembled a growing portfolio of technologies that are being designed and developed to refine biomass in a series of process steps that are analogous to petroleum refining, in which crude oil is sequentially processed into a wide range of products. Our patented and patent-pending lignin conversion and refining processes, which fractionate and convert cellulosic biomass into ethanol or butanol and a renewable alternative for petroleum-derived resins, were recently awarded a $3 million grant from the USDA.

Our ultimate plan for this business is to finance, build, own and operate facilities based on our technologies to generate shareholder value by producing and selling renewable fuels, plastics, resins and other carbon-neutral offsets from low-value lignin and other cellulosic feedstocks; including pulp and paper by-products, first generation biofuel by-products, and other overlooked carbon-containing residuals. The Company is continuing to evaluate acquisitions and other transactions, some of which include existing production assets that are ideal for co-location of facilities based on our technologies. First generation biofuel plants can be particularly favorable targets inasmuch as our technologies have been proven to have the potential to generate more income by converting and refining existing by-products as compared to the income of current plants using traditional methods.

Innovations is comprised of three divisions:

●	Attis R&D Services

●	Attis Biomaterials

●	Attis Biofuels

Attis R&D Services

Beginning in January 2018, Attis R&D Services, through American Science and Technology Corporation (AST), holds a ‘for hire’ 15,000 sq. ft. R&D facility (the “AST Facility”) capable of processing almost any form of biomass and converting it into targeted materials for testing and evaluation purposes. This facility is a full-service pilot test facility, available to this industry and dedicated to developing innovative biobased products using its patented AST-Organosolv process to convert lignocellulosic biomass into high-value, bio-based chemicals and products.  The AST Facility, located in Wausau, Wisconsin, operates at various scales from a laboratory level to multi-ton batches and is equipped with a wide range of biomass processing equipment to provide a unique opportunity to accelerate the advancement of the bio-based economy. The AST Facility was built through a series of grants and private funding to generate slightly positive cash flow on annual testing revenues between $0.9 to $1.3 million over the past three years. Innovations is in the process of executing its plan to upgrade the AST Facility to generate improved revenues.

Attis Biomaterials

Attis Biomaterials is intended to provide for the recovery and conversion of practically any form of biomass into targeted bio-based materials. Attis Biomaterials plans to produce and supply high-performance plant-derived materials, chemicals, and molecularly consistent feedstocks to manufacturing industries at costs competitive with those for materials otherwise derived from fossil fuels. Plastic, adhesives, and transportation fuels are typically produced from non-renewable materials such as crude oil and natural gas. Innovations is focusing on providing the same materials directly from biomass, which can be sustainably harvested and replanted. We believe Attis Biomaterials can cost-effectively recover greater amounts of high-quality sources of carbon-based feedstocks from biomass than those previously available, thereby substantially increasing the revenues and profits generated per unit of biomass harvested.

In addition to processing virgin biomass feedstocks, we believe Attis Biomaterials will also be able to recover lignin from byproduct streams from the pulp and paper industry, as well as from the cellulosic ethanol industry. Presently, these pulp and paper producers and biorefineries typically burn their lignin byproduct generating only about $50 per ton for its energy content, whereas Attis Biomaterials is expected to be able to result in the recovery of about 50% of the byproduct stream as a valuable lignin polymer that can instead be sold for $500 to $800 per ton.

The United States produces about 73 million metric tons of paper from about 219 million metric tons of trees. This paper industry does not target the recovery of lignin from its byproduct leaving more than 35 million metric tons of lignin available from this industry alone. Innovations’ technology is capable of recovering up to 30% of this lignin for use in higher valued markets. While the global demand for biomaterials cannot currently consume this volume of material, Innovations is collaborating with various entities to integrate our bio-based materials into traditional product offerings.

As an example, the team working with Innovations on a $3 million USDA grant to develop lignin into residential siding products is comprised of Oak Ridge National Laboratory, the University of Tennessee’s Center for Renewable Carbon, University of Wisconsin-Stevens Point, the Natural Resource Research Institute, Long Trail Sustainability, and Innovations’ research and development unit, American Science and Technology Corporation.

Innovations is engaging partners for services agreements for Attis Biomaterials, with revenue-generating operations expected to begin in the fourth quarter of 2018, following the Company’s acquisition of certain property. Additionally, Innovations has hired Emerging Fuels Technology to develop a method to convert the Innovations lignin into transportation fuels such as diesel and gasoline.

In order to meet the EPA’s biofuel production goals, more than 500 new traditional cellulosic ethanol facilities would need to be built by 2022. Because these traditional facilities do not currently recover a valuable form of lignin, they are unable to compete against fossil fuels due to the low revenues generated per unit of biomass consumed. Like pulp and paper producers, these cellulosic biorefineries burn the lignin they produce for an energy value of only about $50 per ton. Attis Biomaterials can allow these facilities to increase revenue and value by adding technology that would enable such facilities to recover the lignin.  Further, the availability of this technology could result in the EPA requiring more strict compliance with existing regulations and granting fewer waivers for non-compliance, which in turn would cause a greater demand of Attis Biomaterials’ technology.

Attis Biofuels

Attis Biofuels is intended to produce biofuels from low-cost feedstocks. These feedstocks include cellulose, hemicellulose lignin, sugars, fats and vegetable oils.

Attis Biofuels plans to purchase sugars from Attis Biomaterials and to convert this sugar into ethanol. This form of ethanol is referred to as cellulosic ethanol and sold at a premium to corn derived ethanol due the additional renewable energy credits it receives.

In addition, Attis Biofuels plans to use its capital and energy efficient biodiesel and renewable diesel process technology to convert fats and oils into fuels. Attis Biofuels has designed a hybrid process technology that allows for the production of either biodiesel or renewable diesel depending on the market demand for each.

When producing biodiesel, Attis Biofuels’ process does not require the use of a catalyst; as a result, the system is able to produce biodiesel at an advantage of about a 10 to 30 cents per gallon over companies that use such other catalysts.

When producing renewable diesel, Attis Biofuels’ process consumes about 30-50% less hydrogen than those processes currently in production. This is accomplished by stripping glycerin from the triglycerides prior to hydroprocessing. Hydrogen accounts for between 25 and 60 cents of the processing cost associated with producing a single gallon of renewable diesel and the Attis Biofuels technology provides a cost advantage by reducing the amount of hydrogen consumed. Furthermore, the use of less hydrogen, reduces the energy conversion requirement and can increase incentive payments from places like California where Low Carbon Fuel Standards (“LCFS”) are in place to incentives more efficient fuel conversion.

Innovations is engaging partners for services agreements for Attis Biofuels, with revenue-generating operations expected to begin in the fourth quarter of 2018, following the Company’s acquisition of certain property. Attis Biofuels would use the same property and same facility as Attis Biomaterials.

Attis IP Holdings

In addition to the three divisions of Innovations, Attis IP Holdings is a company designated to hold and manage Innovations’ patent portfolio. This business unit will charge each of Innovations’ process subsidiaries a royalty fee to be used to account for the cost associated with managing and prosecuting the patents. The objective of this business unit is to be cash flow neutral.

Customers

Presently, Innovations does not have a fully commercialized system in operation; therefore, it currently has a limited customer base that is solely associated with its contract R&D service work out of its Wausau, WI biomass processing facility. Our plan is to target customers that will be feedstock providers for its fully commercialized process technologies once we have a fully commercialized system in operation.

Our Operating Strengths

Experienced Leadership

Innovations has an experienced management team that has a successful track record in multiple industries including waste and byproduct recovery, renewable fuel production, intellectual property development, plastics, federal and state policy initiatives and process and chemical engineering. Innovations division president is David Winsness who has over 25 years of experience in process engineering and technology development. Over the last 15 years, Mr. Winsness has worked in the corn-based ethanol industry in the US where he and his team developed and commercialized a patented process to extract corn oil from the backend of dry mill ethanol facilities for use as a feedstock in renewable fuel production and animal feed. Today, that technology is deployed at an estimated 92% in the US ethanol industry and is responsible for an estimated $750 million in annual revenue.

Innovations draws on the deep experience of its team and relies heavily on years of industry experience across multiple competencies to drive the development of its patented and patent-pending technologies to full commercialization as well as various biobased end product offerings.

Vertically Integrated Operations

Innovations vertically integrated operations enable us to control the entire biobased supply chain from feedstock to end product, allowing us to maximize revenues by tightly controlling input costs and increasing the gross margin on finished products. This starts with identifying and forming strategic partnerships with biomass suppliers who possess high-quality materials that are not currently being processed due to location or scale.

With a steady stream of inexpensive, high-quality biomass feedstock, Innovations is able to capitalize on its AST process technology that cost-effectively and efficiently processes and converts biomass into refined forms of commodities such as sugar and lignin polymers. Providing further flexibility is our technologies’ ability to process at varying scales economically, opening opportunities to process biomass feedstocks previously thought too difficult due to quantity available or location.

Innovations can market these materials independently or utilize them in downstream conversion systems that enable end-use product manufacturing of siding and other types of durable, thermoplastic products. This provides tremendous flexibility to sell intermediate biomaterials for further processing or end products, allowing us to maximize revenue throughout the supply chain and gain significant competitive advantages.

Technology Assets

Through a combination of intellectual property and proprietary know-how, we are well positioned to maintain and grow our competitive advantage in processing and end product offerings.

Through recent acquisitions and internal development, Innovations has a strong intellectual property base that comprises both issued patents and pending patent applications that cover a range of process and product applications. Below is a list of our current portfolio of issued patents:

●	US Patent #9,365,525 – System and Method for Extraction of Chemicals from Lignocellulosic Materials

●	US Patent #9,382,283 – Oxygen Assisted Organosolv Process, System, and Method for Delignification of Lignocellulosic Materials and Lignin Recovery

●	US Patent #9,815,985 – High-Performance Lignin-Acrylonitrile Polymer Blend Materials

In addition to such patents, Innovations has a deep collection of pending patents, all of which are geared towards strengthening our existing issued patents, expanding our capabilities, and protections into other new and emerging applications. Like our issued patents, if granted, these will cover both process and products for various applications that Innovations currently engages in or will evaluate in the future.

Acquisition Integration

Innovations growth strategy includes the acquisition of assets and technologies that create synergies and diversify risk for its core business. We specifically target acquisitions that are either significantly enhanced by our existing technology or enable accelerated market opportunities and increased revenues for our business. These acquisitions include processing technology from American Science and Technology, advanced resin formulations with Advanced Lignin Biocomposites and a portfolio of biobased fillers from Genarex.

Our Growth Strategy

Growth of Existing Markets

We believe as oil prices rise, reserves dwindle, and as consumers become increasingly environmentally conscious, demand for fuels and consumer products generated by sustainable feedstocks will increase. Current federal and state initiatives mandate a gradual increase in low carbon fuels that will drive the market in the short-term. We believe our technology platform provides the most cost-competitive options for biobased fuels and products today, which will result in securing market share as demand increases.

Expand into New Markets

Innovations is currently marketing our products to customers as a simple way to make traditional products cheaper and ecofriendly. Our low CAPEX, low-value feedstocks, and unique conversion technology allow us to manufacture products with high-value properties at a lower cost. These durable, biobased materials will be able to offer solutions in applications that were previously limited due to cost and performance restrictions. In many cases, Innovations’ materials will be less expensive than even petroleum-based products, allowing for more sustainable, durable plastics to reach even more product spaces.

Innovations will continue to expand its renewable diesel technology to include a wider range of feedstocks and further refine its biomass separation byproducts to include various specialty green chemicals.

Industry Overview

During the 21st century, developed nations have prioritized research and commercialization of sustainable biofuels and biomaterials produced from renewable feedstocks. In the United States, the Energy Independence and Security Act of 2007 set statutory volumes of renewable fuels to be mixed into the domestic fuel supply with volumes increasing each year. The Congressional goal set for 2017 was 24 billion gallons of renewable fuel, however the EPA had to reduce the volume to 19.28 billion gallons mainly due to a lack of advanced biofuel production.

A large majority of the existing biofuels and biomaterials market is comprised of materials produced with technology and know-how that has been in use for hundreds of years. Innovation and commercialization efforts have proven to be expensive and insufficient to fuel industrial growth that was predicted at the turn of the 21st century. However, government incentives and increased consumer demand for sustainable materials remain, creating enormous opportunity for those that can develop cost-effective solutions.

Competition

Competition in advanced biofuels and biomaterials is expanding due to the growth of the industry, government incentives and the evolution of new technologies. However, in both its biorefinery and renewable biofuels divisions, Innovations technology platform holds an advantage over its competitors due to its low capital requirements.

Many of our competitors in the biorefining space generate revenue from only one product stream - cellulose. Innovations’ proprietary technology can create high-value products from all constituents of the feedstock - cellulose, lignin and hemicellulose. Innovations is not aware of a commercialized biorefinery that is capable of producing a melt-flowable lignin; most competitors burn their low-quality lignin for energy purposes that yield only about $50 to $100 per ton consumed, whereas Innovations’ melt-flowing lignin is valued at more than $500 per ton in multiple applications. Innovations’ melt-flowable lignin not only has a quality advantage over its competitors, but it is also safer to store and compound, as existing lignin recovery operations are subject to explosion under pneumatic transfer due to the small particle, dust-like properties of the dried lignin.

Sales and Marketing

Innovations is interested in markets that look to increase profits either by extracting the full potential of their byproduct streams or by reducing the costs of their inputs, and we believe Innovations’ technology platform is the solution. Out of our facility in Wausau, WI, contract R&D services are marketed to large agricultural and biomass processors that have underutilized biomass streams in their operations. These customers use our biomass separation and classification services to determine potential high-value applications for their residual byproducts. In many cases, these services are also used to find and evaluate feedstocks for new Innovations biorefineries.

Innovations’ biomaterial business markets plant-based products to companies looking to reduce cost while using sustainable materials. Target industries include large scale producers of durable plastics such as compounders and converters. Our customers are able to replace the more expensive petroleum resins with our plant-based resins and biofillers while retaining physical properties.

Government Controls

The Company is a party to a $3 million USDA grant to further develop the Innovations biorefinery process and end applications for our unique lignin product. The USDA is active in its monetary and political support for the biorefining industry, and the awarded grant demonstrates the agency’s support of Innovations’ technology platform and its ability to offer cost-effective solutions to the bioeconomy.

Regulation

Our business is subject to federal, state and local laws and regulations relating to the production of renewable fuels and materials, the protection of the environment, and the safety of our employees. The Clean Air Act and analogous state laws and regulations impose obligations related to emissions of air pollutants, including greenhouse gases. The Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws and regulations govern discharges into waters. The Occupational Safety and Health Act and analogous state laws and regulations govern the protection of the health and safety of employees.

In addition, some state and federal laws and regulations support the industries in which we operate. The Energy Independence and Security Act of 2007 mandates the increased use of renewable fuels in the US fuel supply which is expected to reach 36 billion gallons in 2022. Compliance with the law is overseen by the EPA and executed through a program called the Renewable Fuel Standard (RFS) where Renewable Identification Numbers (RINs) are used to show compliance. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded on the open market. The market price of detached RINs props up the price of eligible renewable fuels.

In California, the state’s Air Resources Board oversees the Low Carbon Fuel Standard Program which was first enacted by executive order in 2007 and since amended by the state legislature. The program requires a 7.5% reduction in average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020. Eligible fuels, such as renewable diesel, receive a premium when sold into the California market based on their carbon reductions and the daily price of tradable carbon credits.

Seasonality

A potential risk in processing biomass is the degree to which the feedstock varies seasonally and is often harvested over a short period of time. Crops that are harvested once annually pose an additional complication of storage and proper maintenance creating a need for additional infrastructure and handling. We plan to hedge this risk by targeting feedstock streams that are less seasonal and that are consistently available over the course of the year to minimize storage infrastructure and potential feedstock degradation.

WASTE DIVISION

Upon the closing of the Purchase Agreement, which is expected to occur on or about April 17, 2018, the Company will have completely divested the Waste Business and the business described under this section “WASTE DIVISION” will cease to be a part of the Company.

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

Our Strategy

Sale of Waste Assets

Following the approvals of the Special Committee of the Board of Directors of the Company and the Meridian Board, on February 20, 2018, Seller Parties (as defined in the Purchase Agreement), Meridian Waste Acquisitions, LLC (“Buyer”), a Delaware limited liability company formed by Warren Equity Partners Fund II and Jeffrey S. Cosman, an officer, director and majority shareholder of Meridian (“Cosman”), entered into an Equity Securities Purchase Agreement (the “Purchase Agreement”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, Buyer will purchase from Seller (as defined in the Purchase Agreement) all of the membership interests in each of the direct wholly-owned subsidiaries of Seller (the “Acquired Parent Entities” and together with each direct and indirect subsidiary of the Acquired Parent Entities, the “Acquired Entities”), which constitute the Waste Business, and each such Acquired Parent Entity will continue as wholly-owned subsidiary of Buyer (the “Transaction”).

Pursuant to the Purchase Agreement, upon the closing of the Transaction (the “Closing”), Buyer will pay Seller Parties $3.0 million in cash; satisfy $75.8 million of outstanding indebtedness under the Credit Agreement; and assume the Acquired Entities’ obligations under certain equipment leases and other operating indebtedness. Following the Closing, the Seller Parties expect they would retain approximately $6.6 million of outstanding indebtedness under the Credit Agreement and all other assets and obligations of Meridian, the Technologies Business and the Innovations Business. At the Closing, Meridian will issue to Buyer a warrant to purchase shares of common stock, par value $0.025, of Meridian, equal to two percent of the issued and outstanding shares of capital stock of Meridian on a fully-diluted basis as of Closing (subject to adjustment as set forth therein and as more fully described in the Purchase Agreement) on such terms to be determined by Meridian and Buyer. The Purchase Agreement also provides for Meridian shareholders who properly exercise dissenters’ rights under New York law to seek appraisal in accordance with the New York Business Corporation Law, as amended.

The consummation of the Transaction is subject to customary and other closing conditions, including (i) receiving the approval of holders of at least two-thirds majority of the voting power of the outstanding Company common stock pursuant to the New York Business Corporation Law (the “Meridian Shareholder Approval”), (ii) the Buyer receiving the proceeds of its debt financing, and (iii) the absence of legal restraints preventing the consummation of the Transaction.

The Purchase Agreement contains certain customary covenants, including covenants providing (i) for each of the parties to use reasonable best efforts to cause the transaction to be consummated and (ii) for the Seller Parties to cause the Acquired Entities to conduct their business in the ordinary course consistent with past practice during the interim period between the execution of the Purchase Agreement and completion of the Transaction. The Purchase Agreement also provides that during the period before the Meridian Shareholder Approval is obtained, the Board of Directors of Meridian can consider an unsolicited alternative proposal that it concludes in good faith is more favorable from a financial point of view to the shareholders of Meridian than the Transaction.

The Purchase Agreement contains certain customary termination rights of Seller Parties and Buyer.

In addition, Buyer may terminate the Purchase Agreement if (A) the shareholders representing the requisite majority for the Meridian Shareholder Approval and the written consent of Seller’s sole shareholder shall not have been delivered to the Buyer and the Seller Parties by 12:00 p.m. Eastern Time on the third business day immediately following the date of the Purchase Agreement and (B) at any time prior to the 21st day from the date of the Purchase Agreement, if the Buyer shall have discovered any matter, condition, or circumstance with respect to the Acquired Entities or the business of the Acquired Entities during its due diligence investigation that has a material effect, in the Buyer’s sole discretion, on the Buyer’s willingness to proceed with the transactions contemplated herein and in the other transaction documents under the terms and conditions set forth therein. The Purchase Agreement contains specified termination rights for the parties and provides that, in connection with the termination of the Purchase Agreement under specified circumstances, Seller Parties will be required to pay to Buyer a “termination fee” up to $3.5 million plus certain fees and expenses of Buyer.

On February 23, 2018, certain shareholders of the Company holding in aggregate approximately 66.78% of the outstanding voting shares of the Company as of the record date, February 19, 2018, executed an irrevocable written consent approving the following actions: (the “Written Consent”):

1.	the sale of the membership interests of each of the direct wholly-owned subsidiaries of Seller (collectively, the “Acquired Parent Entities”), comprising, with the Acquired Parent Entities’ subsidiaries (collectively, with the Acquired Parent Entities, the “Acquired Entities”), the Company’s Solid Waste Business and constituting substantially all of the assets of the Company, pursuant to the terms and conditions set forth in the Purchase Agreement and the consummation of the transactions described therein; and

2.	the amendment of the Company’s Certificate of Incorporation, as amended, upon the closing of the Transaction to change the Company’s corporate name from Meridian Waste Solutions, Inc. to Attis Industries Inc.

In the event that the sale of the Waste Business is not consummated, the Company intends to continue operation of the Waste Business as it evaluates further strategic alternatives, including pursuing the sale of the Waste Business to other purchasers.

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

Recent Developments in our Technologies and Innovations Divisions

WelNess Benefits and IntegrityLab Solutions Purchase Agreement

On November 17, 2017, (the “Closing Date”), Mobile Science Technologies, Inc., a wholly owned subsidiary of the Company entered into that certain Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among four individuals, as sellers (together, the “Sellers”), the Company, and Mobile Science Technologies, Inc., as buyer (“Buyer”), pursuant to which Buyer acquired from Sellers all of Sellers’ right, title and interest in and to 100% of the membership interests (the “Membership Interests”) of WelNess Benefits, LLC, an Oklahoma limited liability company, and Integrity Lab Solutions, LLC, an Oklahoma limited liability company, that together own and operate laboratory marketing, management, and testing businesses.

As consideration for the Membership Interests, the Buyer paid $60,165.41 (the “Cash Payment”) to the Sellers, and, pursuant to an election made by the Sellers in connection with the closing of the Purchase Agreement, the Company issued 1,000,000 shares of its restricted common shares.

The Purchase Agreement provides for an earn-out opportunity, payable in cash to the Sellers on the sixtieth (60th) day after the first anniversary of the Closing Date, and again on the sixtieth (60th) day after second anniversary of Closing Date, each equal to twenty five percent (25%) of the combined earnings before interest, taxes and depreciation, excluding Accounts Receivables and capital expenditures, of the Operating Companies (as defined in the Purchase Agreement) (the “CA EBITDA”) for the immediately preceding 12-month period ending on October 31 of such year. On the sixtieth (60th) day after the third full anniversary of the Closing, the Buyer shall pay a cash bonus (the “Third Year Cash Bonus”) to Sellers equal twenty five percent (25%) of the combined earnings before interest, taxes and depreciation, excluding Accounts Receivables which are more than 120 days old and capital expenditures, of the Operating Companies (the “Last Year CA EBITDA”) for immediately preceding 12-month period ending on October 31 of such year.

As an additional earn-out opportunity, the Company shall issue to Sellers shares of the Company’s restricted common stock (the “Tranche III Shares”) as follows:  (i) on the ninetieth (90th) day after first anniversary of the Closing (“First Anniversary Earnout Payment Date”), Tranche III Shares in the amount equal to 500% of the CA EBITDA for the immediately preceding 12-month period ending on October 31 of such year, less the amount of the cash bonus paid on the First Bonus Payment Date, if any; and (ii) on the ninetieth (90th) day after the second, third, fourth, and fifth anniversaries of the Closing (each an “Anniversary Earnout Payment Date”), Tranche III Shares in the amount equal to the product of the Applicable Year Multiplier (as hereinafter defined) multiplied by the difference between the CA EBITDA for the immediately preceding 12-month period ending on October 31 of such year, less the amount of the applicable cash bonus, if any, paid on the immediately preceding Bonus Payment Date, (the “Adjusted CA EBITDA”) and less (x) the previous year’s Adjusted CA EBITDA on the second and third Anniversary Earnout Payment Date, or (y) the previous year’s CA EBITDA on the fourth and fifth Anniversary Earnout Payment Date.  The “Applicable Year Multiplier” to be used in calculating the Tranche III Share Values shall be 4 for the second Anniversary Earnout Payment Date, 3 for the third Anniversary Earnout Payment Date, 2 for the fourth Anniversary Earnout Payment Date, and 1 for the fifth Anniversary Earnout Payment Date.   The number of Tranche III Shares to be issued on any Anniversary Earnout Payment Date shall be calculated by dividing the Tranche III Share Value for the applicable Anniversary Earnout Payment Date by (a) the VWAP of the Company’s restricted common stock as of the last Trading Day prior to the applicable Anniversary Earnout Payment Date, or (b) $1.09, whichever is greater.

As additional consideration, the Company issued to Sellers, on the Closing Date, an aggregate of 1,000,000 five year warrants to purchase shares of Common Stock at an exercise price of $1.00 per share, exercisable beginning six months after the date of issuance thereof (the “Seller Warrants”). The Seller Warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock.

Advanced Lignin Biocomposites Purchase Agreement

On November 30, 2017, Attis Innovations, LLC, formerly known as Meridian Innovations, LLC (the “Buyer”, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (this “Purchase Agreement”) with four individuals (collectively, the “Sellers”) and the Company, pursuant to which the Buyer acquired all of the issued and outstanding membership interests of Advanced Lignin Biocomposites, LLC, a Minnesota limited liability company that owns and operates a business focused on providing low cost, high performing materials from lignin (“ALB”). As consideration for the membership interests of ALB, pursuant to an election made by the Sellers in connection with the closing of the Purchase Agreement, the Company issued an aggregate of 800,000 shares of its restricted common shares to certain of the Sellers. Pursuant to the Purchase Agreement, a reconciliation is available for the Sellers in the event that, beginning on the first anniversary of the closing of the Purchase Agreement, the Sellers have sold such shares in good faith and received gross proceeds of less than $4.00 per share, pursuant to which the Company could become obligated to issue additional shares to the Sellers.

As further consideration for the membership interests of ALB, Buyer entered into employment agreements and consulting agreements with Sellers.

RedX Medical Purchase

Effective January 17, 2018, (the “Effective Date”), Mobile Science Technologies, Inc., a wholly owned subsidiary of Meridian Waste Solutions, Inc. (the “Company”) entered into that certain Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among two individuals, as sellers (together, the “Sellers”), the Company and Mobile Science Technologies, Inc., as buyer (“Buyer”), pursuant to which Buyer acquired from Sellers all of Sellers’ right, title and interest in and to 100% of the membership interests (the “Membership Interests”) of Red X Medical LLC (“RedX”), a Georgia limited liability company that owns and operates a medical waste disposal business. All terms not defined herein shall have the meaning set forth in the Purchase Agreement.

As a condition to the closing of the transactions contemplated by the Purchase Agreement (the “Closing”), Walter H. Hall, Jr., the Company’s President, Chief Operating Officer and a member of the Company’s Board of Directors (the “Board”), is required to deliver to the Buyer a written letter effecting his resignation from all director, manager, officer or similar positions with the Seller Parties. This condition in the Purchase Agreement served as a notice to the Board of Mr. Hall’s conditional intention to resign from all positions with the Company effective upon the Closing. Such resignation remains subject to Mr. Hall’s entry into an employment agreement with the Buyer on such terms as such parties will agree, as well as the Closing and the satisfaction of all conditions therefor. The Nominating Committee of the Board is currently identifying candidates to replace Mr. Hall in the event that Mr. Hall’s contemplated resignation becomes effective.

Amendments to Certificate of Incorporation

Series D Preferred Stock

On September 7, 2017, the Company amended its Certificate of Incorporation by filing the Certificate of Amendment of the Certificate of Incorporation of the Company with the Secretary of State of the State of New York (the “Amendment to Certificate”), which established 141,000 shares of the Series D Preferred Stock, having such designations, rights and preferences as set forth in the Series D Designations, as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Certificate of Incorporation and bylaws.

The shares of Series D Preferred Stock have a stated value of $10.00 per share and are convertible into Common Stock at a price of $1.00 per share, subject to adjustment (the “Conversion Price”).

The shares of Series D Preferred Stock rank senior to the Common Stock and have the right to vote together with the holders of Common Stock as one class, with each share of Series D Preferred Stock voting on an “as converted” basis, with each share of Series D having 6.94 votes.

The Series D Preferred Stock shall also have the following class voting rights: so long as more than ten percent (10%) of the Series D Preferred Stock remain outstanding, the Company shall not, and shall not permit any subsidiary to, without the affirmative vote or consent of the holders of at least 75% of the shares of the Series D Preferred Stock outstanding at the time, given in person or by proxy, either in writing or at a meeting, in which the holders of the Series D Preferred Stock vote separately as a class: (i) amend, alter or repeal the provisions of the Series D Preferred Stock, whether by merger, consolidation or otherwise, so as to adversely affect any right, preference, privilege or voting power of the Series D Preferred Stock, including but not limited to the authorization or issuance of additional shares of Series D Preferred Stock; (ii) repurchase, redeem or pay dividends on (whether in cash, in kind, or otherwise), shares of the Company's Junior Stock; (iii) amend the Articles of Incorporation or By-Laws of the Company so as to materially and adversely and disproportionately affect any right, preference, privilege or voting power of the Series D Preferred Stock; (iv) effect any distribution with respect to Junior Stock; (v) reclassify the Company's outstanding securities; (vi) issue any Common Stock or any Common Stock equivalents below the Conversion Price, as in effect from time to time, excluding equity-based awards issued at the market price for the Company’s Common Stock on the date of grant pursuant to the Company’s current stock option plan and the issuance of stock upon exercise or conversion of currently outstanding securities; or (vii) amend any outstanding securities or instruments convertible or exchangeable into shares of Common Stock such that the conversion or exchange price or ratio would result in shares of Common Stock having an effective price per share below the Conversion Price.

On March 13, 2018, the Company amended its Certificate of Incorporation by filing the Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of New York (the “Amendment to Certificate”), which amended the designations of the Series D Preferred and the Series E Preferred to reflect the inclusion of additional provisions to provide for adjustment to the Conversion Price for issuances at prices below the Conversion Price.

Series E Preferred Stock

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

The shares of Series E Preferred Stock have a stated value of $10.00 per share and, subject to the approval of a majority of the Company’s shareholders (“Shareholder Approval”), are convertible into Common Stock at a price of $1.00 per share, subject to adjustment (the “Conversion Price”) and earn dividends at the rate of 20% per annum, with such dividends for the first year earned in advance, to be issued in the form of common stock following Shareholder Approval. The Company and certain key stockholders of the Company entered into a voting agreement with the Investor related to the obtaining of Shareholder Approval (the “Voting Agreement”).

The shares of Series E Preferred Stock rank senior to the Common Stock and have the right to vote together with the holders of Common Stock as one class, with each share of Series E Preferred Stock voting on an “as converted” basis, with each share of Series E having 10 votes.

The Series E Preferred Stock shall also have the following class voting rights: so long as more than ten percent (10%) of the Series E Preferred Stock remain outstanding, the Company shall not, and shall not permit any subsidiary to, without the affirmative vote or consent of the holders of at least 75% of the shares of the Series E Preferred Stock outstanding at the time, given in person or by proxy, either in writing or at a meeting, in which the holders of the Series E Preferred Stock vote separately as a class: (i) amend, alter or repeal the provisions of the Series E Preferred Stock, whether by merger, consolidation or otherwise, so as to adversely affect any right, preference, privilege or voting power of the Series E Preferred Stock, including but not limited to the authorization or issuance of additional shares of Series E Preferred Stock; (ii) repurchase, redeem or pay dividends on (whether in cash, in kind, or otherwise), shares of the Company's Junior Stock; (iii) amend the Articles of Incorporation or By-Laws of the Company so as to materially and adversely and disproportionately affect any right, preference, privilege or voting power of the Series E Preferred Stock; (iv) effect any distribution with respect to Junior Stock; (v) reclassify the Company's outstanding securities; (vi) issue any Common Stock or any Common Stock equivalents below the Conversion Price, as in effect from time to time, excluding equity-based awards issued at the market price for the Company’s Common Stock on the date of grant pursuant to the Company’s current stock option plan and the issuance of stock upon exercise or conversion of currently outstanding securities; or (vii) amend any outstanding securities or instruments convertible or exchangeable into shares of Common Stock such that the conversion or exchange price or ratio would result in shares of Common Stock having an effective price per share below the Conversion Price.

On March 13, 2018, the Company amended its Certificate of Incorporation by filing the Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of New York (the “Amendment to Certificate”), which amended the designations of the Series D Preferred and the Series E Preferred to reflect the inclusion of additional provisions to provide for adjustment to the Conversion Price for issuances at prices below the Conversion Price.

Series F Preferred Stock

On February 22, 2018, the Company submitted for filing with the Secretary of State of the State of New York the Certificate of Amendment of the Certificate of Incorporation of the Company, in the form attached as Exhibit 3.1 hereof, (the “Amendment to Certificate”), which amended the designations, rights and preferences of the Series F Preferred Stock, as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Certificate of Incorporation and bylaws.

The shares of Series F Preferred Stock have a stated value of $1,000.00 per share are convertible into Common Stock at a price of $0.94 per share, subject to adjustment (the “Conversion Price”) and earn dividends at the rate of 8% per annum. In addition, on each Trigger Date, the Conversion Price shall be reduced, and only reduced, to the lesser of (x) the then Conversion Price, as adjusted and taking into consideration any prior resets, or (y) the greater of (A) the Floor Price and (B) 90% of the quotient of (I) the sum of the VWAP of the Common Stock for each of the five (5) Trading Days with the lowest VWAP of the Common Stock during the twenty (20) consecutive Trading Day period ending and including the Trading Day immediately preceding such Trigger Date, divided by (II) five (5) (the “Reset Conversion Price”, which shall thereafter be the new Conversion Price, subject to further adjustment hereunder, and such 20 Trading Day period shall be referred to herein as a “Measurement Period”). Any adjustment to the Conversion Price pursuant to the occurrence of a Trigger Date shall be effective retroactively to the date of original issuance of the Series F Preferred. “Floor Price” means $0.20 or such lower price as mutually agreed to by the Company and the purchasers of a majority in interest of the securities issued pursuant to the Offering and then outstanding (subject to the prior consent of the Nasdaq Stock Market before the effective date of any such voluntary reduction). “Trigger Date” shall mean each of the following dates: (i) the later of (x) the thirtieth day immediately following the date of the effectiveness of the initial Registration Statement covering any portion of the Registrable Securities (as defined in the Amendment to Certificate) and (y) the thirtieth day immediately following the date that Shareholder Approval is obtained and deemed effective, (ii) the thirtieth day following the date of the effectiveness of any other Registration Statement covering any portion of the Registrable Securities, (iii) the thirtieth day following the six month anniversary of the Closing Date, in the event that all of the Registrable Securities are not then registered on an effective Registration Statement, (iv) the tenth (10th) Trading Day immediately following the public announcement of the Asset Sale (or, if earlier, the date of the initial filing with the Commission disclosing the occurrence of the consummation of the Asset Sale) and (v) thirtieth day immediately following the twelve (12) month anniversary of the Closing Date, in the event that the Company fails for any reason to satisfy the current public information requirement under Rule 144(c) at any time during the period commencing on the six month anniversary of the Closing Date through the 12 month anniversary of the Closing Date and all of the Registrable Securities are not then registered on an effective Registration Statement. “Asset Sale” means a sale by the Company of all or substantially all of the assets related to the Company’s waste business occurring prior to April 30, 2018.

Provided that no events requiring adjustment pursuant to the designations for the Series F Preferred or the Warrants occur, the Offering would result in a maximum of 2,659,571 shares of Common Stock issuable upon conversion of the Series F Preferred Stock and 5,319,143 shares of Common Stock issuable upon exercise of the Warrants, resulting in a maximum of 7,978,715 shares, assuming compliance with the respective limitations on conversion or exercise contained within the designations for the Series F Preferred and Warrants. In the event that adjustments are required due to the Company’s stock price falling, or otherwise, based on the floor price of $0.20 for the Series F Preferred, and assuming such price applies for the Warrants as well, then the Offering would result in a maximum of 12,499,987 shares of Common Stock issuable upon conversion of the Series F Preferred Stock and 25,265,932 shares of Common Stock issuable upon exercise of the Warrants, resulting in a maximum of 37,765,919 shares, assuming compliance with the respective limitations on conversion or exercise contained within the designations for the Series F Preferred and Warrants. In the event that an adjustment to the Conversion Price of Series F Preferred occurs, to the extent that shares of Series F Preferred have been converted to shares of Common Stock, such shareholders will receive additional shares of Common Stock such that they will have received the total number of shares of Common Stock into which the total numbers of shares of Series F Preferred are convertible, regardless of whether such shares of Series F Preferred have actually been converted.

Beginning on February 23, 2019, the holders of the Series F Preferred shall be entitled to receive dividends at the rate of 8% per annum, payable in cash or, at the option of the Company, in shares of Common Stock, subject to certain equity conditions.

The shares of Series F Preferred Stock rank senior to the Common Stock and do not have voting rights.

Certificate of Correction to Certificate of Incorporation

On March 13, 2018, the Company amended its Certificate of Incorporation by filing the Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of New York (the “Amendment to Certificate”), which amended the designations of the Series D Preferred and the Series E Preferred to reflect the inclusion of additional provisions to provide for adjustment to the Conversion Price for issuances at prices below the Conversion Price.

Employees

We have approximately 370 full-time employees, of which approximately 30 exclusively serve the Technologies Business, 340 exclusively serve the Innovations Business and 10 exclusively serve the Waste Business. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that our relations with our employees are good.

Available Information

Our website address is www.mwsinc.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. We electronically file certain documents with the Securities and Exchange Commission (the SEC). We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. From time-to-time, we may also file registration statements and related documents in connection with equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC.

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

RISKS RELATED TO OUR COMPANY AND TECHNOLOGIES BUSINESS

THE MOBILE APPLICATION INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND OUR SUCCESS DEPENDS UPON THE FREQUENT ENHANCEMENT OF EXISTING PRODUCTS AND TIMELY INTRODUCTION OF NEW PRODUCTS THAT MEET OUR CUSTOMERS’ NEEDS.

Customer requirements for mobile application products are rapidly evolving and technological changes in our industry occur rapidly. To keep up with new customer requirements and distinguish us from our competitors, we must frequently introduce new products and enhancements of existing products. Enhancing existing products and developing new products is a complex and uncertain process. It often requires significant investments in research and development (R&D). Furthermore, we may not be able to launch new or improved products before our competition launches comparable products. Any of these factors could cause our business or financial results to suffer.

WE ARE INCREASINGLY DEPENDENT ON WIRELESS SERVICE AND INFRASTRUCTURE AND INFORMATION TECHNOLOGY SYSTEMS (CYBER SECURITY).

As a provider of a mobile application, we rely upon technology systems and infrastructure. In particular, we are heavily dependent and reliant on availability of technology from Apple (iOS phones) and Google (Android phones and geo locating services). Our operations are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition of the Company. In addition, significant implementation issues may arise if we consolidate and outsource certain computer operations and application support activities.

Our systems are an integral part of our customers’ business operations. It is critical for our customers, that our systems provide a continued and uninterrupted performance. Customers may be dissatisfied by any system failure that interrupts our ability to provide services to them. Sustained or repeated system failures would reduce the attractiveness of our services significantly and could result in decreased demand for our services.

THE U.S. HEALTHCARE SYSTEM IS EVOLVING, AND OUR BUSINESS COULD BE ADVERSELY IMPACTED IF WE FAIL TO ADAPT.

The U.S. healthcare system is evolving, in part in response to the passage of the ACA in 2010. The ACA established the Center for Medicare and Medicaid Innovation to examine alternative payment methodologies and conduct demonstration programs. The ACA provided for extensive health insurance reforms, including the elimination of pre-existing condition exclusions and other limitations on coverage, fixed percentages on medical loss ratios, expansion in Medicaid and other programs, employer mandates, individual mandates, creation of state and regional health insurance exchanges, and tax subsidies for individuals to help cover the cost of individual insurance coverage. The ACA also permits the establishment of ACOs.

President Donald Trump has announced that he favors repealing the ACA. In 2017, the federal legislature undertook efforts to repeal, revise or replace the ACA, and the individual mandate adopted as part of the ACA was repealed. In more recent legislation, some additional aspects of the ACA were modified: another two-year moratorium was implemented on the device tax imposed on the sellers of certain medical devices in the U.S., including those purchased and used by laboratories; the tax on health insurers was delayed for a year; and the "Cadillac tax" on certain employee benefit plans was also delayed for two years. As part of legislation enacted in early 2018, the Independent Payment Advisory Board, which under the ACA was to be responsible annually to submit proposals aimed at reducing Medicare cost growth while preserving quality, was repealed. The scope and timing of any further legislation to repeal, amend, replace, or reform the rest of the ACA is uncertain, but if such legislation were to become law, it could have a significant impact on the U.S. healthcare system. In addition, uncertainty regarding the ACA prior to any such repeal, amendment, replacement or reform could create uncertainty generally in the healthcare market.

Significant change is taking place in the healthcare system. For example, ACOs, IDNs and patient-centered medical homes have grown as a means to deliver patient care. Value-based reimbursement is increasing; CMS has set goals for value-based reimbursement to be achieved. Patients are encouraged to take increased interest in and responsibility for, and often are bearing increased responsibility for payment for, their healthcare. Healthcare industry participants are consolidating. Healthcare services increasingly are being provided by non-traditional providers (e.g., physician assistants), in non-traditional venues (e.g., retail medical clinics, urgent care centers) and using new technologies (e.g., telemedicine). Utilization of the healthcare system is being influenced by several factors, and may result in a decline in the demand for diagnostic information services. We expect that the evolution of the healthcare industry will continue, and such change could be extensive.

WE ARE SUBJECT TO NUMEROUS LEGAL AND REGULATORY REQUIREMENTS GOVERNING OUR ACTIVITIES, AND WE MAY FACE SUBSTANTIAL FINES AND PENALTIES, AND OUR BUSINESS ACTIVITIES MAY BE IMPACTED, IF WE FAIL TO COMPLY.

Our business is subject to or impacted by extensive and frequently changing laws and regulations in the United States (including at both the federal and state levels) and the other jurisdictions in which we engage in business. While we seek to conduct our business in compliance with all applicable laws, many of the laws and regulations applicable to us are vague or indefinite and have not been interpreted by the courts, including many of those relating to:

●	billing and reimbursement of clinical testing;

●	certification or licensure of clinical laboratories;

●	the anti-self-referral and anti-kickback laws and regulations;

●	the laws and regulations administered by the FDA;

●	the corporate practice of medicine;

●	operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable and timely;

●	physician fee splitting;

●	relationships with physicians and hospitals;

●	safety and health of laboratory employees; and

●	handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials.

These laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. We may not be able to maintain, renew or secure required permits, licenses or any other regulatory approvals needed to operate our business or commercialize our services. If we fail to comply with applicable laws and regulations, or if we fail to maintain, renew or obtain necessary permits, licenses and approvals, we could suffer civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims. If any of the foregoing were to occur, our reputation could be damaged and important business relationships with third parties could be adversely affected.

The federal and state governments continue aggressive enforcement efforts against perceived healthcare fraud. Legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel substantial funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse. In addition, the government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed for our services, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. Regardless of merit or eventual outcome, these types of investigations and related litigation can result in:

●	diversion of management time and attention;

●	expenditure of large amounts of cash on legal fees, costs and payment of damages;

●	limitations on our ability to continue some of our operations;

●	enforcement actions, fines and penalties or the assertion of private litigation claims and damages;

●	decreased demand for our services; and/or

●	injury to our reputation.

Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion. Moreover, even when an investigation is resolved favorably, the process may be time-consuming and the legal costs and diversion of management focus may be extensive.

Changes in applicable laws and regulations may result in existing practices becoming more restricted, or subject our existing or proposed services to additional costs, delay, modification, withdrawal or reconsideration. Such changes also could require us to modify our business objectives.

OUR BUSINESS COULD BE ADVERSELY IMPACTED BY THE FDA'S APPROACH TO REGULATION.

The FDA has regulatory responsibility over, among other areas, instruments, software, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the U.S. A number of tests we develop internally are offered as laboratory developed tests (LDTs). The FDA has claimed regulatory authority over all LDTs, but has stated that it exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories.

Pursuant to the 21st Century Cures Act, the FDA has issued guidance regarding the regulation of clinical decision support software, which may be used in, or in connection with, LDTs. The guidance has created uncertainty regarding whether FDA approval of certain tests is required.

In 2017, the FDA published a "Discussion Document" providing its views on legislative alternatives to regulate LDTs. New legislation could significantly impact the clinical laboratory testing business, including by increasing or modifying the regulation of LDTs, hindering our ability to develop and market new services, causing an increase in the cost of our services, delaying our ability to introduce new tests or hindering our ability to perform testing.

THE CLINICAL TESTING BUSINESS IS HIGHLY COMPETITIVE, AND IF WE FAIL TO PROVIDE AN APPROPRIATELY PRICED LEVEL OF SERVICE OR OTHERWISE FAIL TO COMPETE EFFECTIVELY IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND PROFITABILITY.

The clinical testing business remains a fragmented and highly competitive industry. We primarily compete with three types of clinical testing providers: (i) other commercial clinical laboratories, (ii) hospital-affiliated laboratories and (iii) physician-office laboratories. We also compete with other providers, including anatomic pathology practices and large physician group practices. Hospitals generally maintain on-site laboratories to perform testing on their patients (inpatient or outpatient). In addition, many hospitals compete with commercial clinical laboratories for outreach (non-hospital patients) testing. Hospitals may seek to leverage their relationships with community clinicians and encourage the clinicians to send their outreach testing to the hospital's laboratory. As a result of this affiliation between hospitals and community clinicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service as well as pricing. In addition, hospitals that own physician practices may require the practices to refer testing to the hospital's laboratory. In recent years, there has been a trend of hospitals acquiring physician practices, increasing the percentage of physician practices owned by hospitals. Increased hospital ownership of physician practices may enhance clinician ties to hospital-affiliated laboratories and thus strengthen their competitive position. The formation of ACOs and IDNs, and their approach to contracts with healthcare providers, in addition to the impact of informatics, also may increase competition to provide diagnostic information services.

The diagnostic information services industry also is faced with changing technology and new product introductions. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by physicians in their offices; (2) advanced testing that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of outside providers.

GOVERNMENT PAYERS, SUCH AS MEDICARE AND MEDICAID, HAVE TAKEN STEPS TO REDUCE THE UTILIZATION AND REIMBURSEMENT OF HEALTHCARE SERVICES, INCLUDING CLINICAL TESTING SERVICES.

We face efforts by government payers to reduce utilization of and reimbursement for diagnostic information services. We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue.

From time to time, Congress has legislated reductions in, or frozen updates to, the Medicare Clinical Laboratory Fee Schedule. In addition, CMS has adopted policies limiting or excluding coverage for clinical tests that we perform. We also provide physician services that are reimbursed by Medicare under a physician fee schedule, which is subject to adjustment on an annual basis. In recent years, reductions in the Medicare Physician Fee Schedule for anatomic pathology services adversely impacted our business relative to the business of some of our competitors whose anatomic pathology business was not as sizable as ours. Medicaid reimbursement varies by state and is subject to administrative and billing requirements and budget pressures. The ACA includes further provisions that are designed to control utilization and payment levels.

In addition, over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries, called “Medicare Advantage” programs, and has encouraged such beneficiaries to switch from the traditional programs to the private programs. There has been continued growth of health insurance plans offering Medicare Advantage programs, and of beneficiary enrollment in these programs. Also, states have mandated that Medicaid beneficiaries enroll in private managed care arrangements. Recently, state budget pressures have encouraged states to consider several courses of action that may impact our business, such as delaying payments, reducing reimbursement, restricting coverage eligibility, denying claims and service coverage restrictions.

From time to time, the federal government has considered whether competitive bidding could be used to provide clinical testing services for Medicare beneficiaries at attractive rates while maintaining quality and access to care. Congress periodically considers cost-saving initiatives. These initiatives have included coinsurance for clinical testing services, co-payments for clinical testing and further laboratory fee schedule reductions.

PAMA is impacting the diagnostic information services industry. Pursuant to this legislation, CMS has revised the Medicare Clinical Laboratory Fee Schedule for 2018, 2019 and 2020. Under the revised Medicare Clinical Laboratory Fee Schedule, reimbursement for clinical laboratory testing is scheduled to be reduced in 2018, 2019 and 2020. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates; further reduction in reimbursement may result from such revisions.

HEALTH PLANS AND OTHER THIRD PARTIES HAVE TAKEN STEPS TO REDUCE THE UTILIZATION AND REIMBURSEMENT OF HEALTH SERVICES, INCLUDING CLINICAL TESTING SERVICES.

We face efforts by non-governmental third-party payers, including health plans, to reduce utilization of and reimbursement for clinical testing services. For example, since the passage of ACA, there is increased market activity regarding alternative payment models, including bundled payment models. We expect continuing efforts by third-party payers, including in their rules, practices and policies, to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical testing services. ACOs and IDNs also may undertake efforts to reduce utilization of, or reimbursement for, diagnostic information services.

The healthcare industry has experienced a trend of consolidation among health insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These health plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. In addition, some health plans have been willing to limit the PPO or POS laboratory network to only a single national laboratory to obtain improved fee-for-service pricing; we may cease to be a contracted provider to a health plan. Some health plans also are reviewing test coding, evaluating coverage decisions and requiring preauthorization of certain testing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

The increased consolidation among health plans also has increased pricing transparency and bargaining power and the potential adverse impact of ceasing to be a contracted provider with any such insurer. The ACA included provisions, including regarding the creation of healthcare exchanges, that may encourage health insurance plans to increase exclusive contracting.

GOVERNMENT PAYERS AND THIRD PARTIES, INCLUDING HEALTH PLANS, MAY NOT RECOGNIZE THE VALUE OF, OR COMPENSATE OR REIMBURSE US FOR, NEW AND INNOVATIVE SOLUTIONS.

Government payers and third parties, including health plans, are taking steps to reduce utilization of, and reimbursement for, some new and innovative healthcare solutions, including new tests and other solutions that we may offer.

In 2017, CMS issued a draft national coverage policy for next-generation sequencing cancer panels. The draft policy, were it finalized without change, would effect a de facto requirement that each laboratory test using next generation sequencing technology that would need to be approved or cleared by the FDA before being covered by Medicare. Third parties, including health plans, have not announced any change in approach to coverage for next-generation sequencing cancer panels.

The American Medical Association CPT® Editorial Panel is continuing its process of establishing new billing codes to replace codes that describe procedures used in performing molecular testing and toxicology testing. The adoption of these codes on certain occasions has led, and could continue to lead, to limited coverage decisions, payment denials or new procedures or conditions for payment. Payment levels for many new codes remain largely unresolved and healthcare providers continue to address implementation of the new codes.

These steps may discourage innovation and access to innovative solutions that we may offer.

FAILURE TO ADEQUATELY PROTECT RECEIPT AND USE OF CONFIDENTIAL HEALTH INFORMATION CONCERNING INDIVIDUALS COULD SUBJECT US TO SIGNIFICANT DAMAGES, FINES OR PENALTIES AND POTENTIAL REPUTATIONAL HARM.

Many aspects of our business involve the collection, transmission and use of an individual’s protected health information or other sensitive personal information. In some cases, we also use aggregated and de-identified data as defined by HIPAA for analytical and research purposes, particularly data related to improving the quality of the care we provide.  In other cases, we may provide de-identified data to pharmaceutical manufacturers and to third-party data aggregators where permitted by our contracts. These activities are subject to federal and state privacy and security laws and regulations and, in the future, may be subject to international regulatory requirements such as the General Data Protection Regulation, a new European Union privacy regulation that takes effect on May 25, 2018. At the federal level, HIPAA imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by all participants in the health care industry, whether directly as a covered entity or as a business associate. Our business encompasses both situations and includes our pharmacists, nurse practitioners and PBM operations. In addition, industry requirements, such as Generally Accepted Privacy Principles may be imposed on us by our contracts with our PBM clients or other customers. Many of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a security standard mandated by the credit card industry for the purpose of protecting credit card account data. These increasingly complex laws, regulations and industry requirements are subject to change and compliance with them may result in significant expenses associated with increased operational and compliance costs, particularly as we continue to collect and retain large amounts of information. To the extent that either we or our vendors with whom we share information are found to be out of compliance with applicable laws and regulations or experience a data security breach, we could be subject to additional litigation, regulatory risks and reputational harm. For example, the privacy and security of the information we maintain may be compromised by the actions of outside parties, by employee errors or by malfeasance. Such risks may result in an unauthorized party obtaining access to our data systems thereby threatening the privacy of protected health information or other sensitive personal information we use and maintain. Failure to comply with federal or state statutes or regulations may result in criminal penalties and civil sanctions. In addition, failure to comply with our own privacy or security policies may result in sanctions by the FTC or other federal oversight agencies. Future regulations and legislation that severely restrict or prohibit our use of patient, member or customer identifiable or other information could limit our ability to use information critical to the operation of our business. Furthermore, if we violate a patient’s privacy or are found to have violated any federal or state statute or regulation with regard to confidentiality or dissemination or use of PHI, we could be liable for significant damages, fines or penalties and suffer reputational harm, any one of which could have a material adverse effect on our business and results of operations.

OUR BUSINESS COULD BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO CONTINUE TO IMPROVE OUR EFFICIENCY.

It is important that we continue to improve our efficiency to enable us to mitigate the impact on our profitability of steps taken by government payers and health insurers to reduce the utilization and reimbursement of healthcare services, including diagnostic information services.

BUSINESS DEVELOPMENT ACTIVITIES ARE INHERENTLY RISKY, AND INTEGRATING OUR OPERATIONS WITH BUSINESSES WE ACQUIRE MAY BE DIFFICULT.

We may plan selectively to enhance our business from time to time through business development activities, such as acquisitions, licensing, investments and alliances. However, these plans are subject to the availability of appropriate opportunities and competition from other companies seeking similar opportunities. Moreover, the success of any such effort may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity, and to integrate it into our business. The success of our strategic alliances depends not only on our contributions and capabilities, but also on the property, resources, efforts and skills contributed by our strategic partners. Further, disputes may arise with strategic partners, due to conflicting priorities or conflicts of interests.

Each potential acquisition involves the integration of a separate company that has different systems, processes, policies and cultures. Integration of acquisitions involves a number of risks including the diversion of management's attention to the assimilation of the operations of businesses we have acquired, difficulties in the integration of operations and systems and the realization of potential operating synergies, the assimilation and retention of the personnel of the acquired companies, challenges in retaining the customers of the combined businesses, and potential adverse effects on operating results. The process of combining companies may be disruptive to our businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:

●	loss of key customers or employees;

●	difficulty in standardizing information and other systems;

●	difficulty in consolidating facilities and infrastructure;

●	failure to maintain the quality or timeliness of services that our Company has historically provided;

●	diversion of management's attention from the day-to-day business of our Company as a result of the need to deal with the foregoing disruptions and difficulties; and

●	the added costs of dealing with such disruptions.

If we are unable successfully to integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected. Even if we are able to successfully complete the integration of the operations of other companies or businesses we may acquire in the future, we may not be able to realize all or any of the benefits that we expect to result from such integration, either in monetary terms or in a timely manner.

FAILURE TO ACCURATELY BILL FOR OUR SERVICES, OR TO COMPLY WITH APPLICABLE LAWS RELATING TO GOVERNMENT HEALTHCARE PROGRAMS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Billing for diagnostic information services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, clinicians, hospitals and employer groups. The majority of billing and related operations for our Company are being provided by a third party under the Company's oversight. Failure to accurately bill for our services could have a material adverse effect on our business. In addition, failure to comply with applicable laws relating to billing government healthcare programs may result in various consequences, including: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business.

FAILURE IN OUR INFORMATION TECHNOLOGY SYSTEMS, INCLUDING FAILURES RESULTING FROM OUR SYSTEMS CONVERSIONS, COULD DISRUPT OUR OPERATIONS AND CAUSE THE LOSS OF CONFIDENTIAL INFORMATION, CUSTOMERS AND BUSINESS OPPORTUNITIES OR OTHERWISE ADVERSELY IMPACT OUR BUSINESS.

IT systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including telecommunications or network failures, system conversion or standardization initiatives, human acts and natural disasters.

OUR IT SYSTEMS MAY BE SUBJECT TO UNAUTHORIZED TAMPERING, CYBER ATTACK OR OTHER SECURITY BREACH.

Unauthorized persons may seek to obtain intellectual property and other confidential information that we house on our IT systems. We have taken, and continue to take, precautionary measures to reduce the risk of, better detect and respond to future cyber threats, and prevent or minimize vulnerabilities in our IT systems, including the loss or theft of intellectual property and other confidential information that we house on our systems. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers, compromise intellectual property or confidential information or otherwise adversely impact our business. There can be no assurances that our precautionary measures will prevent or successfully defend against cyber threats that could have a significant impact on our business.

FAILURE TO DEVELOP, OR ACQUIRE LICENSES FOR, NEW TESTS, TECHNOLOGY AND SERVICES COULD NEGATIVELY IMPACT OUR TESTING VOLUME AND REVENUES.

The diagnostic information services industry is faced with changing technology and new product introductions. Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our solutions or operate our business or increase our costs. In addition, they could introduce new tests, technologies or services that may result in a decrease in the demand for our services or cause us to reduce the prices of our services. Our success in continuing to introduce new solutions, technology and services will depend, in part, on our ability to license new and improved technologies on favorable terms. We may be unable to develop or introduce new solutions or services. We also may be unable to negotiate acceptable licensing arrangements, and arrangements that we do conclude may not yield commercially successful clinical tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to develop and introduce, or license, new solutions, technology and services to expand our advanced testing capabilities, our services may become outdated when compared with our competition.

Any of these events could have a significant impact on our business.

THE DEVELOPMENT OF NEW, MORE COST-EFFECTIVE SOLUTIONS THAT CAN BE PERFORMED BY OUR CUSTOMERS OR BY PATIENTS, AND THE CONTINUED INTERNALIZATION OF TESTING BY HOSPITALS OR PHYSICIANS, COULD NEGATIVELY IMPACT OUR TESTING VOLUME AND REVENUES.

The diagnostic information services industry is faced with changing technology and new product introductions, including technology that enables more convenient or cost-effective testing. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by clinicians in their offices; (2) complex testing that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of outside providers. Advances in technology also may lead to the need for less frequent testing. Further, diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed by patients in their homes; test kit manufacturers could seek to increase sales to patients of such test kits.

Some traditional customers for anatomic pathology services, including specialty physicians that generate biopsies through surgical procedures, such as dermatologists, gastroenterologists, urologists and oncologists, have added in-office histology labs or have retained pathologists to read cases on site. Hospitals also are internalizing clinical laboratory testing, including some non-routine and advanced testing. Internalization of testing may reduce demand for services previously referred to outside service providers, such as the Company.

OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES IS CRITICAL TO THE SUCCESS OF OUR BUSINESS AND THE FAILURE TO DO SO MAY MATERIALLY ADVERSELY AFFECT OUR PERFORMANCE.

Our people are a critical resource. The supply of qualified personnel may be limited and competition for qualified employees is strong. We may lose, or fail to attract and retain, key management personnel, or qualified skilled technical or professional employees.

FAILURE TO ESTABLISH, AND PERFORM TO, APPROPRIATE QUALITY STANDARDS TO ASSURE THAT THE APPROPRIATE STANDARD OF QUALITY IS OBSERVED IN THE PERFORMANCE OF OUR DIAGNOSTIC INFORMATION SERVICES COULD ADVERSELY AFFECT THE RESULTS OF OUR OPERATIONS AND ADVERSELY IMPACT OUR REPUTATION.

The provision of diagnostic information services involves certain inherent risks. The services that we provide are intended to provide information for healthcare providers in providing patient care. Therefore, users of our services may have a greater sensitivity to errors than the users of services or products that are intended for other purposes.

Negligence in performing our services can lead to injury or other adverse events. We may be sued under physician liability or other liability law for acts or omissions by our pathologists, laboratory personnel and hospital employees who are under the supervision of our hospital-based pathologists. We are subject to the attendant risk of substantial damages awards and risk to our reputation.

OUR OPERATIONS AND REPUTATION MAY BE IMPAIRED IF WE DO NOT COMPLY WITH PRIVACY LAWS OR INFORMATION SECURITY POLICIES.

In our business, we generate or maintain sensitive information, such as patient data and other personal information. If we do not adequately safeguard that information and it were to become available to persons or entities that should not have access to it, our business could be impaired, our reputation could suffer and we could be subject to fines, penalties and litigation. We may be subject to litigation and governmental investigation, and may suffer reputational damage, as a result of a data breach, which could have an adverse impact on our business.

OUR REVENUES WILL BE DEPENDENT UPON ACCEPTANCE OF OUR SERVICES BY THE MARKET. THE FAILURE OF SUCH ACCEPTANCE WILL CAUSE US TO CURTAIL OR CEASE OPERATIONS.

Our revenues are expected to come from our services. As a result, we will continue to incur operating losses until such time as revenues reach a mature level and we are able to generate sufficient revenues from our services to meet our operating expenses. There can be no assurance that patients will adopt our services. In the event that we are not able to market and significantly increase the number of patients that utilize our services, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

WE MIGHT INCUR SUBSTANTIAL EXPENSE TO FURTHER DEVELOP OUR SERVICES WHICH MAY NEVER BECOME SUFFICIENTLY SUCCESSFUL.

Our growth strategy requires the successful launch of our services. Although management will take every precaution to ensure that our services will, with a high degree of likelihood, achieve commercial success, there can be no assurance that this will be the case. The causes for failure of our services once commercialized can be numerous, including:

●	market demand for our services proves to be smaller than we expect;

●	Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

LIABILITY ISSUES ARE INHERENT IN THE HEALTHCARE INDUSTRY AND INSURANCE IS EXPENSIVE AND DIFFICULT TO OBTAIN; WE MAY BE EXPOSED TO LARGE LAWSUITS.

Our business exposes us to potential liability risks, which are inherent in the healthcare industry. While we will take precautions we deem to be appropriate to avoid liability suits against us, there can be no assurance that we will be able to avoid significant liability exposure. Liability insurance for the healthcare industry is generally expensive. There can be no assurance that we will be able to obtain, and then maintain, such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful liability claim brought against us may exceed any insurance coverage secured by us and could have a material adverse effect on our results or ability to continue our platform.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

We may encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages in the larger physical therapy space. Intense competition may adversely affect our business, financial condition or results of operations. These competitors may be larger and more highly capitalized, with greater name recognition. We will compete with such companies on brand name, quality of services, level of expertise, advertising, product and service innovation and differentiation of product and services. As a result, our ability to secure significant market share may be impeded. Although we believe our services will enable us to service more patients than traditional providers, if these more established offices or providers start offering similar services to ours, their name recognition or experience may enable them to capture a greater market share.

WE MAY BE SUBJECT TO FALSE OR FRAUDULENT CLAIM LAWS

There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Any failure of our services to comply with these laws and regulations could result in substantial liability including, but not limited to, criminal liability, which could adversely affect demand for our services and could force us to expend significant capital, research and development and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving clients doing business with government payers, any of which could have an adverse effect on our business.

IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS

We may be subject to additional federal and state statutes and regulations in connection with offering services and products via the Internet. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet commerce and communications. Areas being affected by these regulations include user privacy, pricing, content, taxation, copyright protection, distribution, and quality of products and services. To the extent that our products and services are subject to these laws and regulations, and fail to comply, the sale of our products and services could be harmed.

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE COMPANIES ACQUIRED BY US.

Upon the closing of any acquisition we complete, we will need to successfully integrate the products, services and related assets, as well as internal controls into our business operations. If an acquisition is consummated, the integration of the acquired business, its products, services and related assets into our company may also be complex and time-consuming and, if the integration is not fully successful, we may not achieve the anticipated benefits, operating and cost synergies or growth opportunities of an acquisition. Potential difficulties that may be encountered in the integration process include the following:

●	Integrating personnel, operations and systems, while maintaining focus on producing and delivering consistent, high quality products and services;

●	Coordinating geographically dispersed organizations;

●	Disruption of management’s attention from our ongoing business operations;

●	Retaining existing customers and attracting new customers; and

●	Managing inefficiencies associated with integrating our operations.

An inability to realize the full extent of the anticipated benefits, operating and cost synergies, innovations and operations efficiencies or growth opportunities of an acquisition, as well as any delays encountered in the integration process, could have a material adverse effect on our business and results of operation. Furthermore, these acquisitions, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products, services or geographic markets, and expose us to additional liabilities associated with an acquired business including risks and liabilities associated with litigation involving the acquired business. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions after we have expended resources on them.

Our operations may be adversely impacted by the effect of trends in the U.S. healthcare system.

Our operations may be adversely impacted by the effects in the utilization of the healthcare system in the United States. Our operations also may be adversely impacted by the recent trend to increased patient responsibility for payment for healthcare services, including laboratory services.

Changes in payer regulations or policies, or in the interpretation of current regulations or policies, insurance regulation or approvals or changes in other laws, regulations or policies may adversely affect governmental and third-party coverage and reimbursement for clinical laboratory testing and may have a material adverse effect upon the Company.

Reductions in the reimbursement rates and changes in payment policies of third-party payers may occur. Such changes in the past have resulted in reduced payments as well as added costs and have decreased test utilization for the clinical laboratory industry by adding more complex new regulatory and administrative requirements. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect upon our business.

Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties, or future changes in, or changing interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, the Clinical Laboratory Improvement Amendments of 1988, or the FDA or other federal, state or local agencies.

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts. The Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, requiring that they be certified under federal law. CLIA does not pre-empt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Several states have similar laws and we may be subject to similar penalties. We cannot assure that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

Failure by facilities, third party payers or physicians to comply with the ICD-10-Cm Code Set could negatively impact reimbursement, profitability, and cash flow and thereby affect Company revenues for the services we provide.

The Company believes that the facilities it may provide services to will remain in compliance with all material aspects with the current transactions and code sets rule. The failure of such facilities, third party payers or physicians to apply any code set could have an adverse impact on reimbursement, days sales outstanding and cash collections and materially impact our ability to be paid for services.

Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to the Company’s reputation, WHICH could have a material adverse effect upon the Company’s business.

The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive standards with respect to the use and disclosure of protected health information (“PHI”) by covered entities, in addition to setting standards to protect the confidentiality, integrity and security of PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

●	the circumstances under which the use and disclosure of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company’s services, and its healthcare operations activities;

●	a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;

●	administrative, technical and physical safeguards required of entities that use or receive PHI; and

●	the protection of computing systems maintaining electronic PHI.

We receive certain personal and financial information about our clients and their patients. In addition, we depend upon the secure transmission of confidential information over public networks. The Company has implemented policies and procedures designed to comply with the HIPAA privacy and security requirements as applicable. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both additional federal privacy and security regulations and varying state privacy and security laws. In addition, for data transfers from and operations in other countries, the Company may also be required to comply with the data privacy and security laws of those other countries. HIPAA restricts the Company’s ability to use or disclose patient identifiable laboratory data without patient authorization for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of PHI in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. In addition, foreign, federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues.

A failure to obtain and retain facility clients, a loss of existing facility client or material contracts, a reduction in tests ordered or specimens submitted by existing facility client, or the inability to retain existing and create new relationships with health systems could impact the Company's ability to successfully grow its business.

To offset efforts by payers to reduce the cost and utilization of clinical laboratory services and to otherwise maintain and grow it business, the facilities services by the Company shall or may need to obtain and retain new customers and business partners. A reduction in tests ordered or specimens submitted by existing as germane to such facilities serviced by the Company, a decrease in demand for the services from existing clients, or the loss of existing contracts, without offsetting growth in its serviced facility customer base, could impact the company’s ability to successfully grow its business and could have a material adverse impact on the Company’s net revenues and profitability. The Company competes primarily on the basis of the quality of services and the Company’s failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company’s ability to expand its customer base.

RISKS RELATED TO OUR COMPANY AND INNOVATIONS BUSINESS

THE PRICE OF WOODY BIOMASS AND OTHER RENEWABLE FEEDSTOCK COULD INCREASE OR BECOME VOLATILE, OR THEIR AVAILABILITY COULD BE REDUCED, WHICH WOULD INCREASE THE PRODUCTION COSTS OF OUR CELLULOSIC GASOLINE AND DIESEL.

The price of woody biomass and other renewable feedstock may increase or become volatile due to changes in demand, such as the increased use of such feedstock in the generation of renewable electricity. Such changes would result in higher feedstock prices and/or a significant decrease in the volume of woody biomass and other renewable feedstock available for the production of the cellulosic gasoline and diesel we plan to sell, which could adversely affect our business and results of operations.

WE ARE VULNERABLE TO DISRUPTIONS TO OUR RENEWABLE FUEL PRODUCTION OPERATIONS BECAUSE ALL OUR PRODUCTION OPERATIONS EXIST IN A SINGLE FACILITY.

Because all of our production operations currently exist in a single facility in Wausau, Wisconsin, significant and prolonged disruptions at the facility would have a material adverse effect on our business, financial condition and results of operations. Our Wausau, Wisconsin facility is our only existing production facility and it is being brought to an idle state while we focus on the achievement of additional research and development milestones and financing. During the facility’s early years of production and until the facility stabilizes operationally, the facility may be more susceptible to start-ups and shutdowns that will disrupt and delay our production activities for significant time periods. We may experience a number of such disruptions and delays. We do not know when or if we will achieve stable operations at the facility and this largely depends on our obtaining financing to fund ongoing operations, to fund the completion of our optimization projects and upgrades, and to restart operations at the facility. Even if we achieve steady-state operations at the facility, we will be required to perform periodic maintenance and turnarounds at the facility. All or a significant portion of the facility may be disrupted during maintenance or a turnaround. These disruptions will make any future revenue and cash flows unpredictable.

Our operations also may be disrupted by external events such as an interruption of electricity, natural gas, water treatment or other utilities. Other potentially disruptive events include natural disasters, severe weather conditions, workplace or environmental accidents, mechanical failure, fires, explosions, interruptions of supply, work stoppage, losses of permits or authorizations or acts of terrorism. Some of these events can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension or cessation of operations and the imposition of civil or criminal penalties. We can provide no assurance that we will not incur losses related to these or other events beyond the limits or outside the coverage of our insurance policies. Further, disruptions to our operations could have a material adverse effect on our business and results of operations during the period of time that the facility is not operating.

WE MAY NOT BE SUCCESSFUL IN CONVERTING TO ANOTHER FUEL SOURCE, AND EVEN IF IT IS SUCCESSFUL, THERE WILL BE OTHER RISKS ASSOCIATED WITH OTHER FUEL SOURCES.

There are additional technology and regulatory issues when considering biomass as an energy source. You therefore should not assume that we will be able to convert its plant to natural gas or to biomass, or on economical terms.

Even if we successfully implement the conversion, we will still face regulatory and other risks related to natural gas and biomass. For example, there will still be air permit and emission limits requirements and issues that will need to be met by us. As another example, we will need to be able to secure adequate sources of supply of natural gas or biomass and at an economical price, and from reputable third parties. Some of the other possible biomass energy sources, such as lignin or woodwastes, may vary in availability from time to time due to various factors, such as the economic circumstances of the industry in question. Some of these other risks are not as equally applicable to coal.

COMPLIANCE WITH ENVIRONMENTAL LAWS, INCLUDING CHANGES TO SUCH LAWS, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our waste and energy services businesses are subject to extensive environmental laws and regulations by federal, state, local and foreign authorities, primarily relating to air, waste (including residual ash from combustion) and water. Costs relating to compliance with these laws and regulations are material to our business. If our businesses fail to comply with these regulations, our cash flow and profitability could be adversely affected, and we could be subject to civil or criminal liability, damages and fines.

In addition, lawsuits or enforcement actions by federal, state, local and/or foreign regulatory agencies may materially increase our costs. Stricter environmental regulation of air emissions, solid waste handling or combustion, residual ash handling and disposal, and waste water discharge could materially affect our cash flow and profitability. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we currently or formerly owned or operated or properties to which we arranged for the disposal of hazardous substances. Such liability is not limited to the cleanup of contamination we actually caused. We cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause.

Existing environmental laws and regulations have been and could be revised or reinterpreted, and future changes in environmental laws and regulations are expected to occur. This may materially increase the amount we must invest to bring our facilities into compliance, impose additional expense on our operations, limit our ability to operate at capacity, or at all, or otherwise impose structural changes to markets which would adversely affect our competitive positioning in those markets.

CHANGES IN PUBLIC POLICIES AND LEGISLATIVE INITIATIVES COULD MATERIALLY AFFECT OUR BUSINESS AND PROSPECTS.

There has been substantial debate recently in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our existing business and our prospects for growing our business. Congress and several states have considered legislation and/or regulations designed to increase the proportion of the nation’s electricity that is generated from technologies considered “clean” or “renewable”, through mandatory generation levels, tax incentives, and other means. For those sources of greenhouse gas emissions that are unable to meet the required limitations, such legislation could impose substantial financial burdens. The Trump administration has indicated that it generally favors traditional energy technologies. Our business and future prospects could be adversely affected if renewable technologies we use were either (i) disfavored in any new laws or regulations pursued by the Trump administration, or (ii) not included among those technologies identified in any final laws or regulations as favoring renewable technologies, or not included in the state plans to reduce carbon emissions, and therefore not entitled to the benefits of such laws, regulations, or plans. Further, if penalties for oil- or fuel-related pollution are reduced, regulations are reduced or waivers or credits become more readily available, the benefits of Innovations’ environment-friendly technology could be minimized, resulting in reduced demand.

RISKS RELATED TO OUR COMPANY AND OUR WASTE BUSINESS

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

RISKS RELATED TO THE SALE OF OUR WASTE ASSETS

OUR ABILITY TO DISTRIBUTE ALL OR A PORTION OF THE NET PROCEEDS FROM THE SALE OF OUR ASSETS TO OUR STOCKHOLDERS MAY BE LIMITED.

When we sell any of our assets, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We may determine to not distribute any proceeds from the sale of assets to our stockholders, and for the foreseeable future, we anticipate using the proceeds from sales (in each case if the asset can be disposed of for greater than the debt associated with it) to improve the quality and income-producing ability of our portfolio by engaging in selective acquisitions or reinvesting in our existing assets through capital expenditures and improving the capital structure of the portfolio, including by repaying debt or making capital improvements. Alternatively, we may elect to create working capital reserves, especially in light of the fact that we may not be able to reduce our operating overhead expenses to the same extent or on the same time frame as the reduction of operating revenues resulting from a sale of assets, which could materially adversely affect our operating margins.

IF THE SALE OF OUR WASTE ASSETS (THE “TRANSACTION”) IS NOT COMPLETED, THE COMPANY WILL NOT RECEIVE ANY PAYMEMT IN CONNECTION WITH THE TRANSACTION.

If the Transaction is not completed for any reason, Meridian and Seller will not receive any payment in connection with the Transaction and will not be able to repay any of its indebtedness. Instead, the Acquired Entities will remain direct and indirect wholly-owned subsidiaries of Meridian and Seller, and Meridian’s shareholders will continue to own their shares of Common Stock.   There is the possibility that, while the Transaction is expected to be completed, there are no assurances that all conditions to the parties’ obligations to complete the Transaction will be satisfied or waived, including Buyer’s ability to obtain anticipated debt financing, and that as a result the Transaction might not be consummated. In addition, there is the possibility that the Purchase Agreement may be terminated during the 21 days following execution of the Purchase Agreement while Buyer completes its due diligence review. A failure to consummate the Transaction could have adverse effects on the Company’s business, the market price for the Common Stock and the Company’s relationships with employees, suppliers, joint venture partners and other business partners, including that (i) the Company’s directors, senior management and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Transaction; (ii) the Company may have abandoned or delayed certain projects and business opportunities; (iii) the Company will have incurred significant transaction costs; (iv) the market’s perception of the Company’s prospects could be adversely affected and (v) the potential inability of the Company to comply with Nasdaq’s continued listing standards.

IF THE TRANSACTION IS CONSUMMATED, THERE WILL BE NO PARTICIPATION IN THE WASTE BUSINESS’S FUTURE GROWTH OR EARNINGS.

If the Transaction is consummated, the Company and its creditors will receive consideration in cash and will no longer have the opportunity to participate in any future earnings or growth of the Waste Business.

INTERIM OPERATING COVENANTS.

The Purchase Agreement imposes limitations on the conduct of the Company’s business prior to the consummation of the Transaction, requiring the Company to conduct its and its subsidiaries’ business in the ordinary course of business consistent with past practice, and that such limitations may delay or prevent the Company from undertaking business opportunities. This may negatively affect the Company’s business.

THE COMPANY MAY NOT ENJOY FAVORABLE TAX TREATMENT.

The receipt of the consideration for the Transaction will generally be taxable to the Company, subject to the Company’s ability to apply net operating loss carryforwards to shelter such taxable gain. This may not be favorable to the Company and may affect the Company’s finances going forward.

DIRECTORS AND OFFICERS INTERESTS IN THE TRANSACTION.

In addition to their interests in the Transaction as shareholders, certain of the Company’s directors and executive officers have interests in the Transaction that may be different from, or in addition to, the interests of the Company’s shareholders generally. You should be aware of these interests. The members of the Special Committee and the Board were aware of and considered these interests in reaching the determination to recommend the approval of the Purchase Agreement and deem the Purchase Agreement, the Transaction and the other transactions contemplated by the Purchase Agreement to be fair to, and in the best interests of, the Company and its shareholders. These interests include:

●	the Company’s 2016 Equity and Incentive Plan, which provides for acceleration of vesting of equity awards held by certain officers and directors of Meridian following the closing of the Transaction, subject to certain conditions;

●	Walter (“Wally”) Hall, Jr. will enter into a new employment agreement with Buyer at the Closing;

●	certain financial guarantees issued by Mr. Cosman in favor of the Acquired Entities, which will be released in connection with the Transaction; and

●	the right to continued indemnification and insurance coverage for directors and executive officers of the Company following the closing of the Transaction, pursuant to the terms of the Purchase Agreement.

THE COMPANY AND ITS CHIEF EXECUTIVE OFFICER WILL BE RESTRICTED FROM CONDUCTING BUSINESS RELATED TO THE WASTE BUSINESS FOR A PERIOD OF TIME.

If the Transaction is consummated, Meridian, Seller and Mr. Cosman will cease their solid waste operations and be restricted from providing non-hazardous solid waste collection, transfer and disposal services within Missouri and Virginia of the type currently conducted by the Acquired Entities for a period of five years pursuant to the Purchase Agreement. As a result, the Company’s current shareholders will no longer benefit from any increase in the value, nor will they bear the risk of any decrease in the value, of the Waste Business.

RISKS RELATED TO OUR COMPANY GENERALLY

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

Currently, the Company has an Audit Committee to oversee the financial reporting process; however, for much of the year ended December 31, 2016, the Company did not have an Audit Committee. Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective during the period of December 31, 2016, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

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

OUR CONTROLS AND PROCEDURES MAY NOT PREVENT OR DETECT ALL ERRORS OR ACTS OF FRAUD.

Any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE TO DEVELOP NEW PRODUCTS AND OTHERWISE SUPPORT OUR OPERATIONS. IF WE DO NOT OBTAIN ANY SUCH ADDITIONAL FINANCING, IF REQUIRED, OUR BUSINESS PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

We intend to invest significantly in our business; therefore, we expect cash flows from operations to be inadequate to cover our anticipated expenses. We expect that we will need to obtain significant additional financing, both in the short and long-term, to make planned capital expenditures, to cover operating expenses, upgrades to our manufacturing operations, our ongoing product development and to fund to potential acquisitions, if any. We may not be able to secure adequate additional financing when needed on acceptable terms, or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings. If we cannot secure sufficient additional funding we may be forced to forego strategic opportunities and/or delay, scale back or eliminate future development which would harm our business and our ability to generate positive cash flow in the future.

WE CANNOT ASSURE YOU THAT OUR CASH FLOW FROM OPERATIONS WILL BE SUFFICIENT, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

Our ability to meet our obligations is subject to many factors, some of which are beyond our control, including the following:

●	the continued operation and maintenance of our facilities, consistent with historical performance levels;

●	maintenance or enhancement of revenue from renewals or replacement of existing contracts and from new contracts to expand existing facilities or operate additional facilities;

●	market conditions affecting waste disposal and energy pricing, as well as competition from other companies for contract renewals, expansions and additional contracts, particularly after our existing contracts expire;

●	the continued availability of the benefits of our net operating loss carryforwards; and

●	general economic, financial, competitive, legislative, regulatory and other factors.

We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our outstanding indebtedness and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our outstanding indebtedness, which could have a material and adverse effect on our financial condition.

WE WILL NEED TO INCREASE THE SIZE OF OUR ORGANIZATION, AND MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

At present, we are a small company. We expect to experience a period of expansion in headcount, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new managers. Our future financial performance and ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

WE MAY BE UNABLE TO OBTAIN, MAINTAIN OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS AND MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION THAT COULD ADVERSELY IMPACT OUR BUSINESS.

We may be unable to obtain or maintain adequate patent or other proprietary rights for our solutions or services or to successfully enforce our proprietary rights. In addition, we may be subject to intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

●	cease developing, performing or selling solutions or services that incorporate the challenged intellectual property;

●	obtain and pay for licenses from the holder of the infringed intellectual property right;

●	redesign or re-engineer our intellectual property;

●	change our business processes; or

●	pay substantial damages, court costs and attorneys' fees, including potentially increased damages for any infringement held to be willful.

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

ALTHOUGH OUR SHARES AND WARRANTS HAVE BEEN APPROVED FOR LISTING ON THE NASDAQ CAPITAL MARKET, OUR SHARES MAY BE SUBJECT TO POTENTIAL DELISTING IF WE DO NOT MEET OR CONTINUE TO MAINTAIN THE LISTING REQUIREMENTS OF THE NASDAQ CAPITAL MARKET, AND WE HAVE BEEN NOTIFIED BY NASDAQ OF FAILURE TO COMPLY WITH CERTAIN LISTING REQUIREMENTS.

Our shares and warrants have been approved for listing on The Nasdaq Capital Market (“Nasdaq”) ; however, to keep our listing on Nasdaq, we are required to maintain: (i) a minimum bid price of $1.00 per share, (ii) a certain public float, (iii) a certain number of round lot shareholders and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders’ equity of at least $2.5 million. On August 24, 2017, we were notified by the NASDAQ Listing Qualifications Department that were not in compliance because we did not have a stockholders’ equity of at least $2.5 million. We were granted a 180-calendar day period within which to regain compliance, which ended on February 20, 2018. On February 21, 2018, we were further notified that we were not in compliance because we did not satisfy such stockholders’ equity requirement before February 20, 2018. The Company has filed for an appeal with Nasdaq’s hearings panel, which is expected to take place in April 2018.

Additionally, on April 5, 2018, we were notified that by Nasdaq that the Company’s closing bid price for the last 30 consecutive business days was less than $1.00 per share. As a result, the Company does not satisfy the continued listing requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 581(c)(3)(A) provides a compliance period of 180 calendar days to regain compliance.

In the event that our appeal to the Nasdaq hearings panel is ultimately unsuccessful, we are unable to satisfy the minimum bid price requirement, or, in the future, we are notified that we no longer comply with NASDAQ’s corporate governance requirements, and we fail to regain compliance within an applicable cure period, our common stock could be delisted from Nasdaq.

If our common stock is delisted, trading of the stock will most likely take place on the Over the Counter Market Place. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons, and our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified executives and employees and to raise capital.

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

SALES OF OUR CURRENTLY ISSUED AND OUTSTANDING STOCK MAY BECOME FREELY TRADABLE PURSUANT TO RULE 144 AND MAY DILUTE THE MARKET FOR YOUR SHARES AND HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE SHARES OF OUR COMMON STOCK.

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

POSSIBLE ADVERSE EFFECT OF ISSUANCE OF PREFERRED STOCK.

Our Restated Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock, of which 4,417,068 shares are available for issuance, with designations, rights and preferences as determined from time to time by the Board of Directors. As a result of the foregoing, the Board of Directors can issue, without further shareholder approval, Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock could, under certain circumstances, discourage, delay or prevent a change in control of the Company.

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

OUR OPERATING RESULTS MAY FLUCTUATE IN THE FUTURE AND AS A RESULT, WE MAY FAIL TO MEET OR EXCEED THE EXPECTATIONS OF RESEARCH ANALYSTS OR INVESTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our financial condition and operating results may vary significantly from period to period due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Annual Report:

●	our ability to obtain additional capital necessary to fund our ongoing operations;

●	our achievement of additional research and development milestones prior to restarting our Columbus facility;

●	the timing and results of our optimization projects;

●	timing of other milestones, operations and our planned commercial production facilities;

●	our ability to obtain additional capital necessary to expand our business in the future;

●	our ability to achieve or maintain profitability;

●	the feasibility of producing our targeted materials and on a commercial scale;

●	our ability to manage our potential growth, which is subject to our ability to successfully achieve “steady state” operations at our planned facilities;

●	loss of key personnel;

●	fluctuations in the price of and demand for petroleum-based products;

●	the availability of cost-effective renewable feedstock sources;

●	the existence of government programs and incentives or regulation;

●	potential issues related to our ability to accurately report our financial results in a timely manner;

●	our dependence on, and the need to attract and retain, key management and other personnel;

●	our ability to obtain, protect and enforce our intellectual property rights;

●	potential advantages that our competitors and potential competitors may have in securing funding or developing projects;

●	business interruptions such as hurricanes, natural disasters and accidents;

●	our ability to comply with laws and regulations;

●	our ability to properly handle and dispose of hazardous materials used in our business; and

●	our ability to use our net operating loss carryforwards to offset future taxable income.

WE MAY BE SUBJECT TO LIABILITY FOR FAILURE TO COMPLY WITH THE REQUIREMENTS OF REGULATION 14C UNDER THE SECURITIES EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”).

On November 29, 2017, the Company entered into a Securities Purchase Agreement with five (5) accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Purchasers purchased 1,868,933 shares of the Company’s common stock, par value $0.025 per share (the “Common Stock”) at a price of $1.03 per share of Common Stock, 736,948 Series A Common Stock Purchase Warrants (the “Series A Warrants”), and 664,753 Series B Common Stock Purchase Warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Purchaser Warrants”) for an aggregate of $1,925,001.06 (the “November 2017 Offering”). On November 29, 2017, written consent of holders representing a majority of the voting power of the Company entitled to vote with respect to the Stock Issuance was specifically provided in order to satisfy Nasdaq Rule 5635(d). We inadvertently did not timely comply with the requirements of Regulation 14C under the Exchange Act. This would have required us to circulate an information statement describing the corporate action taken by the written consent of a majority of our shareholders at least 20 days prior to the effective date of the corporate action. Rule 14c-2(b) of the Exchange Act requires that actions approved by written consent cannot be taken until 20 calendar days have elapsed since the mailing of an Information Statement on Schedule 14C to the Company’s stockholders. In connection with the November 2017 Offering, a violation of Rule 14c-2(b) may be found to have occurred, because we may not have complied with the timing requirements of Regulation 14C, subjecting the Company to potential penalties and/or other adverse consequences or liability. As a result of our failure to comply with Regulation 14C, the SEC may bring an enforcement action or commence litigation against us for failure to comply with Regulation 14C. If any claims or actions were to be brought against us relating to our lack of compliance with Regulation 14C, we could be subject to penalties, required to pay fines, make damages payments, or settlement payments. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

The Company conducted a private placement offering of $3,000,000 of shares of Series E Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”) and warrants (the “Series E Warrants”) to purchase shares of Common Stock, par value $0.025 per share (the “Series E Offering”). The designations, rights and preferences for the Series E Preferred Stock (the “Series E Designations”), filed as an amendment to the Company’s Certificate of Incorporation on October 23, 2017 in connection with the closing of the Series E Offering, in Section III.A., provide that upon “approval of the issuance of the Series E Preferred, having such designations, rights and preferences as are set forth herein, by the Company’s common stockholders and the holder of Series A Preferred Shares voting together as a group, each Holder shall have the right, at any time commencing after the issuance, to convert the Stated Value of such shares, as well as accrued but unpaid declared dividends on the Series E Preferred Stock (collectively “Conversion Amount”) into fully paid and non- assessable shares of Common Stock of the Company (“Conversion Shares”).” Essentially, pursuant to the Series E Designations, the shareholders’ approval of the issuance of the Series E Preferred, having the Series E Designations, is required as a condition precedent to the effectiveness of the main economic terms of the Series E Designations, including the Conversion Price and issuance of dividends, but was not required as a condition precedent to the actual issuance of shares of Series E Preferred. The Series E Approval is required for the Company to comply with NASDAQ Marketplace Rule 5635(d), which requires shareholder approval prior to the issuance of securities in connection with a transaction other than a public offering involving (1) the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable for common stock) at a price less than the greater of book or market value which together with sales by officers, directors or Substantial Shareholders (as defined in the NASDAQ Marketplace Rules) of the Company equals 20% or more of common stock or 20% or more of the voting power outstanding before the issuance; or (2) the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock. Such shareholder approval has been delivered via written consent; however, the Series E Approval is not yet effective because the requirements of Rule 14c have not yet been met, but will become effective on the date that is twenty (20) calendar days after the mailing of this Information Statement to stockholders. In the event that it is determined that the foregoing analysis is incorrect, a violation of Rule 14c-2(b) may be found to have occurred in connection with the Series E Offering, subjecting the Company to potential penalties and/or other adverse consequences or liability. As a result of any such failure to comply with Regulation 14C, the SEC may bring an enforcement action or commence litigation against us for failure to comply with Regulation 14C. If any claims or actions were to be brought against us relating to our lack of compliance with Regulation 14C, we could be subject to penalties, required to pay fines, make damages payments, or settlement payments. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 12540 Broadwell Road, Suite 1203, Milton, Georgia and is approximately 3,000 sq. ft. of office space at a rate of approximately $3,300 per month. This lease will expire on or around June 30, 2018. We also currently lease approximately 13,000 sq. ft. of office space in Atlanta, Georgia, at a rate of approximately $27,000 per month. This lease will expire on or about February 1, 2021, and because the Company no longer uses such space it is exploring sublease or assignment options. We lease approximately 1,000 sq. ft. of office space in Greenville, South Carolina at a rate of approximately $1,000 per month, on a month-to-month basis, and we lease approximately 3,000 sq. ft. of office space in Tulsa, Oklahoma at a monthly rate of approximately $3,000, with such lease having a term that will expire in March 2021.

Innovations has a pilot scale biomass processing facility, American Science and Technology, located in Wausau, Wisconsin.

Additional space may be required as we expand our business activities, but we do not foresee any significant difficulties in obtaining additional office facilities if deemed necessary.

Our principal property is comprised of land, three landfills, buildings, and equipment owned and/or leased in Missouri and Virginia; however, these properties will be divested upon the consummation of the sale of the Waste Business.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)	Market Information

The Company’s common stock is currently quoted on The Nasdaq Capital Market under the symbol “MRDN.” Initially, the Company’s common stock was quoted on the OTC Markets effective February 23, 2005 under the symbol “BCAK.” Effective March 22, 2006, the Company changed its symbol to “BCKE.” Effective April 15, 2015, the Company changed its symbol to “MRDN.” On November 3, 2016, the Company effected a 1-for-20 reverse split. Effective January 25, 2017, the Company’s common stock was quoted on The Nasdaq Capital Market under the symbol “MRDN”.

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

Period	High	Low

Fiscal Year 2017:
First Quarter	$10.00	2.22
Second Quarter	4.00	1.48
Third Quarter	1.75	0.68
Fourth Quarter	3.63	0.90

Fiscal Year 2016:
First Quarter	$36.00	$20.40
Second Quarter	39.00	20.00
Third Quarter	30.00	16.00
Fourth Quarter	17.60	6.80

On April 13, 2018, the closing price for our common stock was $0.64 per share.

b)	Holders

As of April 13, 2018, we had 144 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Issuer Direct. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

c)	Dividend Policy

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

d)	Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock (a)	Weighted-average exercise price of outstanding options, warrants and rights (excluding restricted stock reflected in column (a)) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	375,000	$19.35	0

Equity compensation plans not approved by security holders	0	0	0

Total	375,000	0	0

Compensation-Setting Process

During 2017, our board of directors were responsible for overseeing our executive compensation program, establishing our executive compensation philosophy, and determining specific executive compensation, including cash and equity. Unless otherwise stated, the discussion and analysis below is based on decisions by the board of directors.

During 2017, our board of directors considered one or more of the following factors when setting executive compensation, as further explained in the discussions of each compensation element below:

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

Joseph D’Arelli –Employment Agreement

Effective as of April 18, 2017, the Board appointed Mr. Joseph D’Arelli as the SEC Compliance Director of the Company (the “D’Arelli Appointment”). In connection with such appointment, the Company entered into an Employment Agreement, dated April 18, 2017, with Mr. D’Arelli (the “D’Arelli Employment Agreement”). The initial term of the D’Arelli Employment Agreement is from the effective date through November 30, 2018 and will automatically renew for twelve (12) month periods, unless otherwise terminated pursuant to the terms contained therein.

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

Christopher Diaz - Employment Agreement

Effective as of April 18, 2017, the Board of Directors (the “Board”) of Meridian Waste Solutions, Inc. (the “Company”) appointed Mr. Christopher Diaz as Chief Financial Officer of the Company (the “Diaz Appointment”), in connection with the resignation of Joseph D’Arelli from such position as of such effective date. In connection with such appointment, the Company entered into an Employment Agreement, dated April 18, 2017, with Mr. Diaz (the “Diaz Employment Agreement”). The Diaz Employment Agreement may be terminated by either party at any time without prior notice. Mr. Diaz will receive a base salary of Two Hundred Sixty-five Thousand Dollars ($265,000) and is also eligible for an annual cash incentive bonus in the amount of up to Sixty-five Thousand Dollars ($65,000), as well as a monthly automobile allowance of One Thousand Dollars ($1,000) and reimbursement of relocation expenses in an amount not to exceed Twenty Thousand Dollars ($20,000).

Thomas J. Cowee - Director Agreement and Non-Qualified Stock Option Agreement

On November 1, 2016, the Company entered into a director agreement with Thomas J. Cowee (the “Cowee Director Agreement”). Under the Cowee Director Agreement, Mr. Cowee shall serve as Director for an initial term to last until the next annual stockholders meeting, unless otherwise ending pursuant to the terms contained therein. Mr. Cowee will receive a monthly cash stipend of $1,500 for his service as a Director, which shall increase to $2,000 per month for as long as he serves as a chair of either the Audit Committee, Compensation Committee or Nominating Committee. Effective May 1, 2018, pursuant to the determination of the Board and an amendment to the Cowee Director Agreement that Mr. Cowee and the Company are entering into, the amount of such monthly cash stipend will increase to $3,000 per month. Mr. Cowee may also receive additional cash stipends for attending meetings of the Board and committee meetings, whether in-person or telephonically. Additionally, Mr. Cowee was issued One Thousand (1,000) shares of the Company's common stock upon the execution of the Cowee Director Agreement, and, upon the last day of each fiscal quarter commencing in the quarter when the Cowee Director Agreement became effective, the number of shares of the Company's common stock equivalent to $7,500, as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter. Mr. Cowee also received, upon execution of the Cowee Director Agreement, a non-qualified stock option to purchase up to Three Thousand Seven Hundred Fifty (3,750) shares of the Company's common stock at an exercise price per share equal to $20.00, which shall be exercisable for a period of five years and vest in equal amounts over a period of three years at the rate of Three Hundred Thirteen (313) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the Cowee Director Agreement became effective, and pro-rated for the number of days the Mr. Cowee serves on the Board during the fiscal quarter.

Jackson Davis - Director Agreement and Non-Qualified Stock Options Agreement

On November 1, 2016, the Company entered into a director agreement with Jackson Davis (the “Davis Director Agreement”). Under the Davis Director Agreement, Mr. Davis shall serve as Director for an initial term to last until the next annual stockholders meeting, unless otherwise ending pursuant to the terms contained therein. Mr. Davis will receive a monthly cash stipend of $1,500 for his service as a Director, which shall increase to $2,000 per month for as long as he serves as a chair of either the Audit Committee, Compensation Committee or Nominating Committee. Effective May 1, 2018, pursuant to the determination of the Board and an amendment to the Davis Director Agreement that Mr. Davis and the Company are entering into, the amount of such monthly cash stipend will increase to $3,000 per month. Mr. Davis may also receive additional cash stipends for attending meetings of the Board and committee meetings, whether in-person or telephonically. Additionally, Mr. Davis was issued One Thousand (1,000) shares of the Company's common stock upon the execution of the Davis Director Agreement, and, upon the last day of each fiscal quarter commencing in the quarter when the Davis Director Agreement became effective, the number of shares of the Company's common stock equivalent to $7,500, as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter. Mr. Davis also received, upon execution of the Davis Director Agreement, a non-qualified stock option to purchase up to Three Thousand Seven Hundred Fifty (3,750) shares of the Company's common stock at an exercise price per share equal to $20.00, which shall be exercisable for a period of five years and vest in equal amounts over a period of three years at the rate of Three Hundred Thirteen (313) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the Davis Director Agreement became effective, and pro-rated for the number of days the Mr. Davis serves on the Board during the fiscal quarter.

Joseph Ardagna Director Agreement and Non-Qualified Stock Options Agreement

On November 1, 2016, the Company entered into a director agreement with Joseph Ardagna (the “Ardagna Director Agreement”). Under the Ardagna Director Agreement, Mr. Ardagna shall serve as Director for an initial term to last until the next annual stockholders meeting, unless otherwise ending pursuant to the terms contained therein. Mr. Ardagna will receive a monthly cash stipend of $1,500 for his service as a Director, which shall increase to $2,000 per month for as long as he serves as a chair of either the Audit Committee, Compensation Committee or Nominating Committee. Effective May 1, 2018, pursuant to the determination of the Board and an amendment to the Ardagna Director Agreement that Mr. Ardagna and the Company are entering into, the amount of such monthly cash stipend will increase to $3,000 per month. Mr. Ardagna may also receive additional cash stipends for attending meetings of the Board and committee meetings, whether in-person or telephonically. Additionally, Mr. Ardagna was issued One Thousand (1,000) shares of the Company's common stock upon the execution of the Ardagna Director Agreement, and, upon the last day of each fiscal quarter commencing in the quarter when the Ardagna Director Agreement became effective, the number of shares of the Company's common stock equivalent to $7,500, as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter. Mr. Ardagna also received, upon execution of the Ardagna Director Agreement, a non-qualified stock option to purchase up to Three Thousand Seven Hundred Fifty (3,750) shares of the Company's common stock at an exercise price per share equal to $20.00, which shall be exercisable for a period of five years and vest in equal amounts over a period of three years at the rate of Three Hundred Thirteen (313) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the Ardagna Director Agreement became effective, and pro-rated for the number of days the Mr. Ardagna serves on the Board during the fiscal quarter.

Transfer Agent

Our transfer agent is Issuer Direct, 500 Perimeter Park Drive, Suite D, Morrisville NC 27560. Their telephone number (919) 481-4000.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we have not issued any securities that were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Rule 10B-18 Transactions

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We intend for this discussion to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the fiscal years ended December 31, 2017 and year ended December 31, 2016.

Plan of Operation

In order to increase access to cost-effective growth capital to help create shareholder value in our biomass innovation and healthcare businesses, in the fourth quarter of 2017, the Company committed to a plan to make available for immediate sale the waste management business. Management engaged in an active program to market the business which culminated with the reaching of a binding sales agreement in February 2018. Under the terms of sale, $3 million was paid to the Company upon formal closing.

Historically, the Company was a regional, vertically integrated solid waste services company that provided collection, transfer, disposal and landfill services. This set of businesses was held for sale beginning on December 6, 2017. The results of such operations are classified as losses from discontinued operations.

As all the required criteria for held for sale classification was met at December 31, 2017, the waste management business is classified as held for sale in the Consolidated Balance Sheets and reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented. Included in these results are the operations of a consolidated variable interest entity. (See note 11, of the Consolidated Financial Statements included herein for additional information).

The assets held for sale represent that entirety of the Mid-Atlantic and Midwest waste management segments historically disclosed by the Company. The Company will have no continuing involvement with the discontinued operations after the disposal date.

The Company is now an innovative technology company which focuses on biomass innovation and healthcare technologies. The Company generally operates two lines of business currently: technologies (the “Technologies Business”) through its wholly-owned subsidiary, Mobile Science Technologies, Inc.; and innovations (the “Innovations Business”) through its wholly-owned subsidiary, Attis Innovations, LLC. Meridian’s Technologies Business centers on creating community-based synergies through healthcare collaborations and software solutions and the Innovation Business strives to create value from recovered resources, through advanced byproduct technologies and assets found in downstream production.

The Company’s operations held for use operate under the following limited liability companies:

(1) Mobile Science Technologies, Inc.; - referred to as “Attis Healthcare”

(2) Meridian Innovations, LLC

Executive Overview

General Overview of Our Business

Meridian generally operates two lines of business currently: technologies (the “Technologies Business”) through its wholly-owned subsidiary, Mobile Science Technologies, Inc.; and innovations (the “Innovations Business”) through its wholly-owned subsidiary, Attis Innovations, LLC. Meridian’s Technologies Business centers on creating community-based synergies through healthcare collaborations and software solutions and the Innovation Business strives to create value from recovered resources, through advanced byproduct technologies and assets found in downstream production. Meridian’s Innovation Business focuses on producing sustainable materials and fuels from renewable sources at costs equal to or less than those otherwise produced from fossil fuels. By processing targeted feedstocks, we believe Innovations will be able to produce materials used in the following markets: bioplastics, consumer goods, adhesives, carbon fiber, renewable fuels, and green chemicals, among others.

The following table contains select amounts from our waste business reported in our Consolidated Statements of Income as discontinued operations:

	Years ended December 31,
	2017	2016

Total revenues	54,249,493	31,727,673
Total costs and expenses
Operating	38,823,945	20,119,447
Depreciation, depletion and amortization	20,421,905	7,587,034
Selling, general and administrative	6,735,843	4,679,149
Impairment Expense	6,014,213	1,255,267
Interest Expense	8,475,979	4,246,520
Other	901,050	(915,759)
Total costs and expenses	81,372,935	36,971,658
Pretax income (loss) from discontinued operations	(27,123,442)	(5,243,985)
Provision (benefit) for income taxes	24,815	(193,482)
Income (loss) from discontinued operations	(27,148,257)	(5,437,467)

WelNess Benefits, LLC/Integrity Lab Solutions, LLC

On November 1, 2017, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) pursuant to which the Company acquired 100% of the membership interests (the “Membership Interests”) of WelNess Benefits, LLC (“WelNess”), an Oklahoma limited liability company, and Integrity Lab Solutions, LLC, an Oklahoma limited liability company, that together own and operate laboratory marketing, management, and testing businesses. WelNess owns 71.64% membership interest in LGMG, LLC d/b/a Verifi Resource Group. The Company seeks to utilize these businesses and their technologies to expand into the healthcare technology arena.

The calculation of purchase price, including measurement period adjustments, is as follows:

Stock consideration	$1,000,000
Warrant consideration	896,645
Contingent consideration	2,220,683
Total	$4,117,328

As noted in the table above, the Company issued 1,000,000 shares of common stock as consideration, which was valued based on the trading price of the stock on the date of close ($1.00 per share). The warrant consideration was measured using the Black Scholes Merton valuation model with the following significant assumptions: (1) stock price - $1.00; (2) exercise price - $1.00; (3) term – 5 years; (4) risk free interest rate – 2.01%; and (5) stock volatility of 143%. The contingent consideration was valued using a monte carlo simulation with simulations of expected future revenue amounts, growth rates and related expenses. The model also simulated future stock prices based off the following key assumptions: (1) starting price $1.00; (2) term – 1–5 years; (3) risk free interest rate – 2.01%; and (4) volatility of 143.46%.

The contingent consideration is measured both initially and subsequently at fair value until settlement. The key assumptions for the subsequent December 31, 2017 valuation of $1.9 million were: (1) starting price $1.06; (2) term – 1-5 years; (3) risk free interest rate – 2.20%; and (4) volatility of 157.53%. The change in fair value is recognized in the consolidated statement of operations as unrealized gain from change in fair value of contingent consideration.

DxT Medical, LLC

On October 16, 2017, (the “Closing Date”), Mobile Science Technologies, Inc., a wholly owned subsidiary of the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among, an individual residing in the State of South Carolina, and Corral Court Capital LLC, a Georgia limited liability company, as sellers (together, the “Seller”), the Company, as parent, and Mobile Science Technologies, Inc., as buyer (“Buyer”), pursuant to which Buyer will acquire from Seller all of Seller’s right, title and interest in and to 100% of the membership interests (the “Membership Interests”) of DxT Medical, LLC, a South Carolina limited liability company that owns and operates a healthcare distribution business. As consideration for the Membership Interests, the Company issued to the Seller an aggregate of 350,000 restricted shares of the Company’s common stock, par value $0.025 per share, allocated in accordance with the terms of the Purchase Agreement (the “Stock Payment”). The shares were valued at market at the date of the closing, fair value of $318,500.

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

Results of Operations

Summary of Statements of Operations of our continuing business for the Year Ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016
Revenue	$890,258	$-
Operating expenses	$691,415	$-
Depreciation and amortization	$223,977	$15,109
Impairment expense	$221,146	$-
Selling, general and administrative	$13,198,096	$11,493,378
Other income (expenses), net	$1,569,481	$(745,106)
Loss from continuing operations	$(11,889,232)	$(12,253,593)
Basic loss per share from continuing operations	$(1.77)	$(9.68)

Revenue

The Company’s revenue for the year ended December 31, 2017 was $890,258, a 100% increase over the December 31, 2016 revenue of $-0-. This increase is due to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC, which was added to our Technologies Business. The $890,258 of current year revenue was derived from this business acquired in November of 2017.

Operating Expenses

Operating expenses were $691,415 or 78% of revenue, for the year ended December 31, 2017, as compared to $-0- for the year ended December 31, 2016. This increase is due to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC, which was added to our Technologies Business. The $691,415 of current year operating expenses was derived from this business acquired in November of 2017. Included in operating expenses is approximately $450,000 of costs related to salaries, commission and other payroll related expenses. The remaining amount is primarily lab related costs.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2017 was $223,977, as compared to $15,109 for the year ended December 31, 2016. The change is attributable to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC and the addition of approximately $150,000 of office and computer equipment in the corporate segment.

Impairment expense

For the year ended December 31, 2017, the Company incurred $221,146 of impairment expense on its capitalized software. No such impairment was incurred for the year ended December 31, 2016.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2017, was $13,198,096 as compared to $11,493,378 for the year ended December 31, 2016 and increase of $1,704,718 or approximately 15%. The change is attributable to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC. The selling, general and administrative expenses of this new acquisition consist primarily of payroll and related costs of approximately $1,000,000, professional services of approximately $700,000 and travel expenses of approximately $100,000.

Other income (expense)

Other income (expense) for the year ended December 31, 2017, was $1,569,481, as compared to $(745,106) for the year ended December 31, 2016. An increase of approximately $2,300,000. The change is attributable to an approximate increase in interest expense of $140,000 and a decrease in gain on contingent liability of $1,000,000. For the year ended December 31, 2017 the Company incurred a gain on extinguishment of liability of approximately $2,900,000 and an unrealized gain from change in fair value of contingent liability of approximately $260,000. The $2,900,000 gain was the result of the January 30, 2017 qualified offering, which automatically converted all 35,750 shares of Preferred Series C. The automatic conversion resulted in the extinguishment of the shortfall derivative liability associated with these Preferred Shares. Lastly, there was a decrease in unrealized loss on change in fair value of derivative liability of approximately $270,000 for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Loss from continuing operations

Net loss from continuing operations for the year ended December 31, 2017, was $11,889,232 or continuing loss per share of $1.77, as compared to $12,253,593 or continuing loss per share of $9.68, for the year ended December 31, 2016.

Segment Information

Historically, the Company had one operating segment. However, with the acquisition of The Mid-Atlantic segment during the nine months ended September 30, 2017, the Company’s operations were managed through two operating segments: Mid-Atlantic and Midwest regions. Both these segments are now included in discontinued operations. The Company has shifted its focus and now operates 2 new lines of business currently: technologies (the “Technologies Business”) through its wholly-owned subsidiary, Mobile Science Technologies, Inc.; and innovations (the “Innovations Business”) through its wholly-owned subsidiary, Attis Innovations, LLC. Meridian’s Technologies Business centers on creating community-based synergies through healthcare collaborations and software solutions and the Innovation Business strives to create value from recovered resources, through advanced byproduct technologies and assets found in downstream production. These two operating segments and corporate are presented below as its reportable segments. Meridian’s Innovation Business focuses on producing sustainable materials and fuels from renewable sources at costs equal to or less than those otherwise produced from fossil fuels. By processing targeted feedstocks, we believe Innovations will be able to produce materials used in the following markets: bioplastics, consumer goods, adhesives, carbon fiber, renewable fuels, and green chemicals, among others.

Summarized financial information concerning our reportable segments for the year ended December 31, 2017 is shown in the following table:

	Service Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Technologies	$890,000	$(1,800,000)	$131,000	$-	$5,300,000	$9,100,000
Innovations	-	(575,000)	23,000	3,500	-	3,700,000
Corporate		(9,525,000)	70,000	150,000	-	1,200,000
Total	$890,000	$(11,900,000)	$224,000	$153,500	$5,300,000	$14,000,000

Liquidity and Capital Resources

The following table summarizes total current assets, current liabilities and working capital at December 31, 2017, compared to December 31, 2016:

	December 31, 2017	December 31, 2016	Increase/(Decrease)
Current Assets	$10,316,804	$6,106,226	$4,210,578
Current Liabilities	$97,667,971	$14,873,448	$82,794,523
Working capital (Deficit)	$(87,351,167)	$(8,767,222)	$(78,583,945)

The change in working capital (deficit) is due primarily to the following changes to current assets and current liabilities. The increase in current assets held for sale of approximately $3,200,000, an increase in cash of approximately $300,000. Accounts Receivable increased by approximately $860,000. Current liabilities held for sale increased by $75,200,000 accounts payable and accrued expenses increased by approximately $100,000 and current portion of long-term debt increased by approximately $8,500,000, offset by a decrease of approximately $800,000 in deferred compensation.

As all the required criteria for held for sale classification was met at December 31, 2017, the waste management business is classified as held for sale in the Consolidated Balance Sheets and reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented. See note 15. Accounts receivable increased due to increased sales of WelNess, acquired in November at 2017. The increase in current portion of long-term debt is also the result of the acquisition of WelNess, as part of the liabilities assumed is debt due within 1 year, and also the reclassification of Goldman Sachs & Co. debt to current, see note 6. In January of 2017 all deferred compensation was paid off.

At December 31, 2017, we had a working capital deficit of $87,351,167, as compared to a working capital deficit of $8,767,222, at December 31, 2016, an increase of $78,583,945.

The following table sets forth a summary of our cash flows for the two years indicated:

	12/31/2017	12/31/2016
Net Cash Used in Operating Activities	$(7,868,000)	$70,308
Net Cash (Used in) Provided by Investing Activities	$(7,777,730)	$(8,575,628)
Net Cash Provided by Financing Activities	$15,818,018	$6,600,453

We had a balance of cash and cash equivalents of $400,223 as of December 31, 2017. We have historically funded our working capital needs through operations and raising capital through the sale of our securities. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $7,868,000 for the year ended December 31, 2017, compared to net cash provided by operating activities of $68,652 for the year ended December 31, 2016.

The increase in net cash used in operating activities was primarily attributable to a substantial increase in net loss.

Investing Activities. Net cash used in investing activities was $7,777,730 for the year ended December 31, 2017, compared to $8,575,628 for the year ended December 31, 2016. This decrease is primarily due to the decrease in property, plant and equipment purchases exceeding the increase from landfill acquisitions and the increase from our investment in the CFS Group.

Financing Activities. Net cash provided by financing activities was $15,818,018 for the year ended December 31, 2017, compared to net cash of $6,600,453 provided by financing activities for the year ended December 31, 2016.  This increase was primarily due to the increasesnasda in the offerings of our equity securities in 2017.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have experienced recurring operating losses in recent years. Because of these losses, the Company had negative working capital of approximately $4,800,000 at December 31, 2017, excluding current assets and current liabilities held for sale. The conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the working capital deficit can be satisfied with additional capital raises, cash on hand at December 31, 2017, the sale of the waste services division, and the growth of our innovations and technology division.

On February 20, 2018, Meridian Waste Solutions, Inc. signed an agreement with Warren Equity Partners (WEP) to sell the waste operations of the Company to WEP. As part of this sale the Company will be able to eliminate a majority of its debt, as well as the approximately $11,000,000 annual debt service payments. The Company will also receive $3,000,000 in cash as part of the sale.

Post-close the Company will focus on growing its Innovations and Technology divisions. In anticipation of the sale of the waste division the Company purchased Verifi Labs in November of 2017. Additionally, we are in the process of setting up a federal lab and also a commercial lab, both of which we expect to be operational in May of 2018.

As of December 31, 2017 the Company had approximately $400,000 in cash, in its continued operations, to cover its short term cash requirements. In addition to our cash on hand, subsequent to year-end, the Company has secured approximately $2,500,000 of debt, and issued series F preferred stock for gross proceeds of approximately $2,250,000, to be used for working capital purposes. The Company is still evaluating raising additional capital through the public markets as well as looking for capital partners to assist with operating activities and growth strategies.

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

The Company has significant growth plans in the near future in its Technology business and Innovations business that will result in our liquidity increasing or decreasing in a material way. We are not aware of any other matters that would have an impact on future operations.

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

The parties to the Credit Agreement have entered into certain amendments to the Credit Agreement, described in the Recent Developments section herein, which provided, among other things, limited waivers by the lenders of certain failures of the Company and its affiliates to deliver certain financial statements and related deliverables and to comply with certain financial covenants under the Credit Agreement, and which amended the terms of the Credit Agreement to address such failures. Failures included maintaining certain EBITDA amounts and leverage ratios, also see note 6 to the consolidated financial statements.

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

Critical Accounting Policies

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the year-ended December 31, 2017, the Company experienced impairment expense of its capitalized software, see note 3. No other impairments were noted during the year-ended December 31, 2017, and December 31, 2016.

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

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At December 31, 2017 and December 31, 2016 the Company had approximately $860,000 and $0 of gross trade receivables related to continuing operations, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At December 31, 2017 and December 31, 2016, the Company had determined that an allowance for doubtful accounts was not needed.

Revenue Recognition

Revenues to date, excluding discontinued operations, are exclusively from our healthcare technology business and consist of management fees, lab testing fees and commissions on sales of third party services. Such revenues are recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104. Specifically, revenue is recognized when services are provided to customers or when recognizing commission revenue when the underlying sale of service has occurred, the sales price was fixed or determinable and collectability is reasonably assured. All revenues arrangements are evidenced by contracts with the respective customers.

Intangible Assets

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. In accordance with Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if indicators of impairment are present. The Company performs its annual goodwill impairment analysis as of November 30, 2017 and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company adopted ASU 2017-04, "Intangibles - Goodwill and Other: Topic 350: Simplifying the Test for Goodwill Impairment", which eliminated step two from the goodwill impairment test. In assessing impairment on goodwill, the Company first analyzes qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors the Company assesses include long-term prospects of its performance, share price trends and market capitalization and Company-specific events. If the Company concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the Company does not need to perform the quantitative impairment test. If based on that assessment, the Company believes it is more likely than not that the fair value of the reporting unit is less than its carrying value or the Company decides to opt out of this step, a quantitative goodwill impairment test will be performed by comparing the fair value of each reporting unit to its carrying value. A goodwill impairment charge is recognized for the amount by which the reporting unit’s fair value is less than its carrying value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. As a result of our November 30, 2017 impairment test, the Company recognized a $6.0 million impairment related to our then Midatlantic waste removal business, which is included in loss from discontinued operations on the consolidated statement of operations.

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

The Company recorded stock based compensation expense of approximately $4,100,000 and $6,400,000 during the years ended December 31, 2017 and 2016, respectively, which is included in compensation and related expense in the consolidated statements of operations.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the fiscal years ended December 31, 2017 and 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2017, effective November 16, 2017, Hein & Associates LLP (“Hein”), the independent registered public accounting firm for Meridian Waste Solutions, Inc. (the “Company”), combined with Moss Adams LLP (“Moss Adams”). As a result of this transaction, on November 16, 2017, Hein resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Company’s audit committee approved the engagement of Moss Adams as the new independent registered public accounting firm for the Company.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure and Controls Procedures

In connection with the preparation and filing of this Annual Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted pursuant to the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or COSO (2013).

Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weaknesses noted below in “Management’s Report on Internal Control over Financial Reporting”. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

b) Management’s Report on Internal Control over Financial Reporting

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

Lack of Review and Disclosure Controls – There was a lack of effective monitoring review controls, identified during the year ended December 31, 2016 with respect to accounting for complex transactions and preparation of the financial statements and the financial statement disclosures. This was not fully remediated to date.

Because of the material weaknesses described above, management believes that, as of December 31, 2017, we did not maintain effective internal control over financial reporting based on the COSO (2013) criteria.

Management believes that the material weaknesses set forth above did not have an effect on our Company’s financial results.

c) Changes in Internal Control over Financial Reporting

Management has reported to the Audit Committee the content of the material weaknesses identified in our assessment. Addressing these weaknesses is a priority of management and we are in the process of remediating the cited material weaknesses. For example, The Company is actively evaluating its internal control structure to identify the need for additional resources to ensure appropriate segregation of duties.

Except as disclosed in the preceding paragraphs, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors and Executive Officers of the Company

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of the date hereof. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position

Jeffrey Cosman (1)	47	Chief Executive Officer, Chairman of the Board of Directors

Joseph D'Arelli (2)	48	Former Chief Financial Officer

Christopher Diaz (7)	51	Chief Financial Officer

Walter H. Hall (3)	59	President, Chief Operating Officer, Director

Thomas J. Cowee (4)	61	Director, Audit Committee Chair

Jackson Davis (5)	46	Director, Nominating Committee Chair

Joseph Ardagna (6)	56	Director, Compensation Committee Chair

(1)	Jeffrey Cosman was appointed Chief Executive Officer and Director on October 31, 2014. Mr. Cosman was confirmed as the Chairman of the Board on February 10, 2016.
(2)	Joseph D'Arelli was appointed Chief Financial Officer on November 29, 2016 and resigned as Chief Financial Officer on April 18, 2017.
(3)	Walter H. Hall was appointed President, Chief Operating Officer, and a member of the Board of Directors on March 11, 2016.
(4)	Thomas J. Cowee was appointed as a member of the Board of Directors and Audit Committee Chair on November 1, 2016.
(5)	Jackson Davis was appointed as a member of the Board of Directors and Nominating Committee Chair on November 1, 2016.
(6)	Joseph Ardagna was appointed as a member of the Board of Directors and Compensation Committee Chair on November 1, 2016.
(7)	Christopher Diaz was appointed Chief Financial Officer on April 18, 2017

Set forth below is a brief description of the background and business experience of each of our executive officers, directors, and key management personnel.

Jeffrey S. Cosman, age 47, Chief Executive Officer, Director

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

Joseph D'Arelli, age 48, former Chief Financial Officer

Joseph D'Arelli has almost 25 years of experience in public accounting, including partnership and senior management positions. He has extensive experience in auditing public and private companies in such industries as Waste Management, Financial Services; Broker/Dealers; Distribution and Technology Companies. From October 2012 until May of 2016 he was a Partner/Shareholder at D'Arelli Pruzansky, P.A. and is licensed in the states of Florida and New York. He continues his affiliations with the American Institute of Certified Public Accountants (AICPA), New York State Society of Certified Public Accountants (NYSSCPA), Florida Institute of Certified Public Accountants (FICPA), and is a Certified Public Accountant in the states of Florida and New York. Mr. D'Arelli has a Bachelor's Degree in Accounting from St. John's University.

On September 30, 2016, the SEC issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (collectively, the “Order”) against D’Arelli Pruzansky, P.A. (the “Firm”), Joseph D’Arelli, CPA, and Mitchell Pruzansky, CPA (collectively, the “Respondents”). Mr. D’Arelli, formerly the Company’s Chief Financial Officer, was a partner and shareholder of the Firm from October 2012 through May 2016. Respondents have consented to the Order pursuant to Offers of Settlement, accepted by the SEC, pursuant to which Respondents neither admitted nor denied the findings in the Order. During a Public Company Accounting Oversight Board (PCAOB) inspection in July 2015, the Firm was informed that it had failed to comply with the SEC’s partner rotation requirements because Mr. D’Arelli and Mr. Pruzansky performed quarterly reviews after being the lead audit partner for five consecutive audits, with respect to two issuer audit clients. In August 2015, the Firm reviewed all of its engagements and self-reported instances of such rotation issue regarding additional issuer audit clients. Respondents have been ordered to cease and desist from committing or causing any violations and any future violations of Sections 10A(j) and 13(a) of the Exchange Act and Rules 10A-2 and 13a-13 thereunder and to pay, jointly and severally, a civil penalty of $50,000.

Christopher Diaz, age 51, Chief Financial Officer

Mr. Diaz, age 51, brings 27 years of experience, including more than nine years’ experience in the waste industry. Previously, Mr. Diaz was the Corporate Controller for Advanced Disposal Services, Inc., a publicly-traded environmental services company, from 2008 to 2017. He has also held financial reporting and auditing positions, with Skinner Nurseries, Inc., where he served as Controller from 2000 to 2008, and CSX Transportation, where he was a Manager, Financial Reporting from 1998 to 2002 and Senior Internal Auditor from 1996 to 1998. Mr. Diaz began his career as an auditor with the national accounting firm McGladrey & Pullen, LLP, where he worked from 1990 to 1996.

Mr. Diaz holds an MBA and bachelor’s degree from the University of North Florida. He is a certified public accountant.

Walter H. Hall, age 59, President, Chief Operating Officer, Director

Walter H. Hall, age 59, brings 25 years of management experience in the waste industry. Most recently Mr. Hall served as Chief Operating Officer for Advanced Disposal Services, Inc., from 2001 through 2014, where he had direct responsibility for profit and loss decisions, development and implementation of strategic marketplace plans, sales, safety, acquisitions, and coordination of assets and personnel for a company having operations in multiple states with annual revenues in excess of $1 billion. Prior to that, Mr. Hall held positions as President and General Manager with Southland Waste Systems and Southland Waste Systems of Georgia, respectively, following six years with Browning Ferris Industries as District Manager and Regional Operations Manager. Mr. Hall has an undergraduate degree from Mississippi College. The Board of Directors believes that Mr. Hall’s extensive and directly applicable experience within the waste industry makes him ideally qualified to help lead the Company towards continued growth.

Thomas J. Cowee, age 61, Director, Audit Committee Chair

Thomas J. Cowee, age 61, has 38 years of experience in the environmental industry, including 15 years as a Chief Financial Officer. After retiring from Progressive Waste Solutions Ltd in December 2012, Mr. Cowee began serving as a board director for companies and is currently serving as a director for Enviro Group, LLC and STC Investors, LLC, both privately owned environmental companies, positions he has held since 2015. Enviro Group, LLC is a hazardous trucking and transfer company, and STC Investors, LLC is primarily a refinery services and trucking company. Previously Mr. Cowee served as a director on the board of Rizzo Group, LLC, a privately owned solid waste collection, transfer and recycling business from 2014 to 2016, until sold. Mr. Cowee was Vice President and Chief Financial Officer of Progressive Waste Solutions Ltd, from 2005 to 2012. Progressive Waste Solutions Ltd, was a publicly traded solid waste collection, transfer, recycling and landfill business, with operations in the United States and Canada. Mr. Cowee joined IESI Corporation in 1997 as its Chief Financial Officer and in 2000 was appointed Senior Vice President and Chief Financial Officer until IESI Corporation was acquired by Progressive Waste Solutions Ltd in 2005. From 1995 to 1997, he was Assistant Corporate Controller of USA Waste Services, Inc., and from 1979 to 1995 he held various field accounting positions with Waste Management Inc. Mr. Cowee has a B.Sc. in accounting from The Ohio State University. Mr. Cowee is qualified to serve on our Board of Directors because of his extensive experience in the environmental and waste industry, including serving as a director.

Jackson Davis, age 46, Director, Nominating Committee Chair

Jackson Davis, age 46, has more than 20 years of experience in technology and technology leadership, previously holding roles with software development companies providing mobile infrastructure management and wholesale financing solutions. Mr. Davis holds a BSBA in Decision Science with concentration in Management Information Systems from East Carolina University and has extensive experience in guiding organizational business strategy to propel improvement and maximum impact, while focusing on cost-efficiency and productivity. He is currently Director of Financial and Business Services Applications for Cox Enterprises a leading communications, media, and automotive services company with revenues of $18 billion. Prior to Joining Cox Enterprises in July of 2016; Mr. Davis held various roles at Cox Communications, most recently being Director of Corporate Business Systems, from August 2002 through July 2016. Mr. Davis is qualified to serve on our Board of Directors because of his extensive experience in the fields of technology and infrastructure management.

Joseph Ardagna, age 56, Director, Compensation Committee Chair

Joseph Ardagna, age 56, brings 30 years of experience of managing businesses in the restaurant industry. Mr. Ardagna is currently an owner/operator of Peace, Love and Pizza, a chain of pizza restaurants in Atlanta, founded in December 2012. Mr. Ardagna is responsible for all aspects of the business including overseeing the operation of four pizza restaurants and the construction of a new store scheduled to open in February 2017. Prior to that, from 1990 until 2012, Mr. Ardagna owned and operated Taco Mac Restaurants, a 28-restaurant chain in Atlanta and the Carolinas having approximately $90 million in yearly sales at such time, as one of the two founding partners responsible for managing the business, where he oversaw all aspects of the business, including finance, legal, compensation, site selection, design and development, licensing and brand development. Mr. Ardagna sold a majority of his interest in Taco Mac Restaurants to a private equity group in 2012, but currently still sits on its board of directors. In 2013, Mr. Ardagna started a new venture in the restaurant industry in Atlanta and currently oversees the operation of four pizza restaurants and the construction of a new store scheduled to open in February 2017. Mr. Ardagna has an undergraduate degree from Bowdoin College in 1984 and serves on the Board of Trustees at the New Hampton School in New Hampshire. Mr. Ardagna is qualified to serve on our Board of Directors because his extensive business experience.

Family Relationships

There are no family relationships between any of our officers or directors.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2017, were timely, except for the late filing of Forms 4 related to the issuance of 2,044 shares and 4,592 shares of common stock to each of Joseph Ardagna, Thomas Cowee and Jackson Davis, as of March 31, 2017 and June 30, 2017, respectively, pursuant to their respective Director Agreements.  The Company believes that Clayton Struve, an owner of more than 10% of the outstanding common stock of the Company, did not file on a timely basis a Form 4, Form 5 or Schedule 13G, or any amendments thereto, which may have been required to comply with Section 16.

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

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Item 11. Executive Compensation

Executive Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2017 and 2016 by each of the executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Total

Jeffrey Cosman (1)	2017	$544,031	$1,250,000	$2,764,500	(1)	$4,558,431
Chief Executive Officer, Director	2016	$525,000	--	$7,214,514	(2)	$7,739,514

Walter H. Hall, Jr.	2017	443,661	--	--		443,661
President, Chief Operating Officer, Director (3)	2016	0	--	3,100,000	(3)	3,100,000

Joseph D'Arelli	2017	145,000	--	--		145,000
Chief Financial Officer, SEC Compliance Director (4)	2016	159,550	--	450,000	(4)	609,550

Christopher Diaz	2017	198,654	--	--		198,654
Chief Financial Officer (5)	2016	--	--	--		--

(1)	Effective October 31, 2014, Jeffrey S. Cosman was appointed Chief Executive Officer of the Company and Director. Mr. Cosman received 212,654 shares of Common Stock, having a grant date fair market value of $13.00 per share.

(2)	Mr. Cosman received 279,524 shares of Common Stock, having a grant date fair market value of $25.81 per share.

(3)	Mr. Hall was appointed President, Chief Operating Officer and Director on March 11, 2016. In March 2016, Mr. Hall received 100,000 shares of Common Stock having a grant date fair market value of $31.00 per share, subject to a vesting schedule.

(4)	Mr. D'Arelli was appointed Chief Financial Officer on November 29, 2016. In July 2016, Mr. D’Arelli received 15,000 shares of Common Stock, having a grant date fair market value of $30 per share, subject to a vesting schedule. Included in Mr. D’Arelli’s salary are amounts paid to Mr. D’Arelli by the Company for Mr. D’Arelli’s work as Corporate Controller during 2016, prior to Mr. D’Arelli’s appointment as Chief Financial Officer effective November 29, 2016. Mr. D’Arelli resigned on April 18, 2017 as Chief Financial Officer on April 18, 2017. Effective as of April 18, 2017, the Board appointed Mr. Joseph D’Arelli as the SEC Compliance Director of the Company in connection with Mr. D’Arelli’s resignation from the position of Chief Financial Officer as of such effective date. In connection with such appointment, the Company entered into an Employment Agreement with Mr. D’Arelli, dated April 18, 2017.

(5)	Mr. Diaz was appointed Chief Financial Officer on April 18, 2017

Option Grants

We did not grant any options to any of our executive officers during the years ended December 31, 2017 and 2016.

Compensation of Directors

At this time, each of our independent directors, pursuant to their Director Agreements with the Company, receives, in addition to equity compensation, a monthly cash stipend of $1,500 and, for so long as the Director serves as the chair of either the Audit Committee, the Compensation Committee or the Nominating Committee the amount of such monthly cash stipend shall be increased to $2,000; however, effective May 1, 2018, pursuant to the determination of the Board and an amendment to each of the Director Agreements that each Director and the Company are entering into, the amount of such monthly cash stipend will increase to $3,000 per month. In addition, each Director receives a cash stipend of (i) $500 for every telephonic meeting of the Board that the Director attends which is longer than forty-five minutes; (ii) $500 for every telephonic meeting of a Committee of the Board that the Director attends that is longer than forty-five minutes; and (iii) $1,000 for every in-person meeting that the Director attends.

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

Employment and Director Agreements

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

Joseph D'Arelli - Employment Agreement and Resignation

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

Effective as of April 18, 2017, the Board appointed Mr. Joseph D’Arelli as the SEC Compliance Director of the Company (the “D’Arelli Appointment”) in connection with Mr. D’Arelli’s resignation from the position of Chief Financial Officer as of such effective date. In connection with such appointment, the Company entered into an Employment Agreement, dated April 18, 2017, with Mr. D’Arelli (the “D’Arelli Employment Agreement”). The initial term of the D’Arelli Employment Agreement is from the effective date through November 30, 2018 and will automatically renew for twelve (12) month periods, unless otherwise terminated pursuant to the terms contained therein.

Christopher Diaz - Employment Agreement

Effective as of April 18, 2017, the Board of Directors (the “Board”) of Meridian Waste Solutions, Inc. (the “Company”) appointed Mr. Christopher Diaz as Chief Financial Officer of the Company (the “Diaz Appointment”), in connection with the resignation of Joseph D’Arelli from such position as of such effective date. In connection with such appointment, the Company entered into an Employment Agreement, dated April 18, 2017, with Mr. Diaz (the “Diaz Employment Agreement”). The Diaz Employment Agreement may be terminated by either party at any time without prior notice. Mr. Diaz will receive a base salary of Two Hundred Sixty-five Thousand Dollars ($265,000) and is also eligible for an annual cash incentive bonus in the amount of up to Sixty-five Thousand Dollars ($65,000), as well as a monthly automobile allowance of One Thousand Dollars ($1,000) and reimbursement of relocation expenses in an amount not to exceed Twenty Thousand Dollars ($20,000).

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

Thomas J. Cowee - Director Agreement and Non-Qualified Stock Option Agreement

On November 1, 2016, the Company entered into a director agreement with Thomas J. Cowee (the “Cowee Director Agreement”). Under the Cowee Director Agreement, Mr. Cowee shall serve as Director for an initial term to last until the next annual stockholders meeting, unless otherwise ending pursuant to the terms contained therein. Mr. Cowee will receive a monthly cash stipend of $1,500 for his service as a Director, which shall increase to $2,000 per month for as long as he serves as a chair of either the Audit Committee, Compensation Committee or Nominating Committee. Effective May 1, 2018, pursuant to the determination of the Board and an amendment to the Cowee Director Agreement that Mr. Cowee and the Company are entering into, the amount of such monthly cash stipend will increase to $3,000 per month. Mr. Cowee may also receive additional cash stipends for attending meetings of the Board and committee meetings, whether in-person or telephonically. Additionally, Mr. Cowee was issued One Thousand (1,000) shares of the Company's common stock upon the execution of the Cowee Director Agreement, and, upon the last day of each fiscal quarter commencing in the quarter when the Cowee Director Agreement became effective, the number of shares of the Company's common stock equivalent to $7,500, as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter. Mr. Cowee also received, upon execution of the Cowee Director Agreement, a non-qualified stock option to purchase up to Three Thousand Seven Hundred Fifty (3,750) shares of the Company's common stock at an exercise price per share equal to $20.00, which shall be exercisable for a period of five years and vest in equal amounts over a period of three years at the rate of Three Hundred Thirteen (313) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the Cowee Director Agreement became effective, and pro-rated for the number of days the Mr. Cowee serves on the Board during the fiscal quarter.

Jackson Davis - Director Agreement and Non-Qualified Stock Option Agreement

On November 1, 2016, the Company entered into a director agreement with Jackson Davis (the “Davis Director Agreement”). Under the Davis Director Agreement, Mr. Davis shall serve as Director for an initial term to last until the next annual stockholders meeting, unless otherwise ending pursuant to the terms contained therein. Mr. Davis will receive a monthly cash stipend of $1,500 for his service as a Director, which shall increase to $2,000 per month for as long as he serves as a chair of either the Audit Committee, Compensation Committee or Nominating Committee. Effective May 1, 2018, pursuant to the determination of the Board and an amendment to the Davis Director Agreement that Mr. Davis and the Company are entering into, the amount of such monthly cash stipend will increase to $3,000 per month. Mr. Davis may also receive additional cash stipends for attending meetings of the Board and committee meetings, whether in-person or telephonically. Additionally, Mr. Davis was issued One Thousand (1,000) shares of the Company's common stock upon the execution of the Davis Director Agreement, and, upon the last day of each fiscal quarter commencing in the quarter when the Davis Director Agreement became effective, the number of shares of the Company's common stock equivalent to $7,500, as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter. Mr. Davis also received, upon execution of the Davis Director Agreement, a non-qualified stock option to purchase up to Three Thousand Seven Hundred Fifty (3,750) shares of the Company's common stock at an exercise price per share equal to $20.00, which shall be exercisable for a period of five years and vest in equal amounts over a period of three years at the rate of Three Hundred Thirteen (313) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the Davis Director Agreement became effective, and pro-rated for the number of days the Mr. Davis serves on the Board during the fiscal quarter.

Joseph Ardagna - Director Agreement and Non-Qualified Stock Option Agreement

On November 1, 2016, the Company entered into a director agreement with Joseph Ardagna (the “Ardagna Director Agreement”). Under the Ardagna Director Agreement, Mr. Ardagna shall serve as Director for an initial term to last until the next annual stockholders meeting, unless otherwise ending pursuant to the terms contained therein. Mr. Ardagna will receive a monthly cash stipend of $1,500 for his service as a Director, which shall increase to $2,000 per month for as long as he serves as a chair of either the Audit Committee, Compensation Committee or Nominating Committee. Effective May 1, 2018, pursuant to the determination of the Board and an amendment to the Ardagna Director Agreement that Mr. Ardagna and the Company are entering into, the amount of such monthly cash stipend will increase to $3,000 per month. Mr. Ardagna may also receive additional cash stipends for attending meetings of the Board and committee meetings, whether in-person or telephonically. Additionally, Mr. Ardagna was issued One Thousand (1,000) shares of the Company's common stock upon the execution of the Ardagna Director Agreement, and, upon the last day of each fiscal quarter commencing in the quarter when the Ardagna Director Agreement became effective, the number of shares of the Company's common stock equivalent to $7,500, as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter. Mr. Ardagna also received, upon execution of the Ardagna Director Agreement, a non-qualified stock option to purchase up to Three Thousand Seven Hundred Fifty (3,750) shares of the Company's common stock at an exercise price per share equal to $20.00, which shall be exercisable for a period of five years and vest in equal amounts over a period of three years at the rate of Three Hundred Thirteen (313) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the Ardagna Director Agreement became effective, and pro-rated for the number of days the Mr. Ardagna serves on the Board during the fiscal quarter.

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

Name and Address of Beneficial Owner	Common Stock Owned Beneficially		Percent of Class	Series A Preferred Stock Owned Beneficially	Percent of Class	Series D Preferred Stock Owned Beneficially	Percent of Class	Series E Preferred Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Jeffrey S. Cosman, Chief Executive Officer, Chairman	1,358,660	(1)	7.96%	51	100.00%	―	―	―	―
Christopher Diaz, Chief Financial Officer	―		―	―	―	―	―	―	―
Walter H. Hall, President, Chief Operating Officer and Director	175,350		1.05%	―	―	―	―	―	―
Joseph Ardagna, Director	21,583	(4)	*	―	―	―	―	―	―
Jackson Davis, Director	21,583	(4)	*	―	―	―	―	―	―
Thomas Cowee, Director	21,583	(4)	*	―	―	―	―	―	―
All directors and officers as a group (6 persons)	1,598,759		9.37%	51	100.00%	―	―	―	―
5% or greater shareholders
Clayton Struve 175 W. Jackson Blvd., Suite 440 Chicago, IL 60604(3)	1,794,927		10.59%	―	―	97,850	91.49%	150,000	64.24%
D-Beta One EQ, Ltd. 1012 Springfield Ave. Mountainside, NJ 07092	―		―	―	―	―	―	50,000	21.41%
Total	3,393,686		19.67%	51	100.00%	97,850	91.49%	200,000	85.65%

* Less than 1%

(1)	Includes 1,560 shares of the Common Stock of the Company issued to Rush the Puck, LLC, a limited liability company in which Mr. Cosman and his wife are the sole members and 20,000 shares of the Common Stock of the Company issued, in the aggregate, to four limited liability companies in which Mr. Cosman is the manager. Includes 302,663 warrants to purchase Common Stock at an exercise price of $5.16 per share. Does not reflect voting power conferred by ownership of Series A Preferred Stock.

(2)	Excludes 3,750 non-employee options to purchase Common Stock at $20 per share.

(3)	Includes 181,598 warrants to purchase Common Stock at an exercise price of $5.16 per share; does not include (i) 978,500 shares of Common Stock underlying shares of Series D Preferred Stock, which may not be converted to the extent that it would result in such owner holding more than 4.99%, unless waived upon 60 days’ notice, but shall in no event exceed 19.99%, of the Company’s outstanding shares, (ii) 1,100,000 shares of Common Stock underlying shares of Series E Preferred Stock, the conversion terms of which are subject to the Shareholder Approval and which may not be converted to the extent that it would result in such owner holding more than 4.99%, unless waived upon 60 days’ notice, but shall in no event exceed 19.99%, of the Company’s outstanding shares, (iii) 1,467,750 warrants to purchase Common Stock at an exercise price of $1.44 per share, which cannot be exercised prior to March 9, 2018 and which may not be exercised to the extent that it would result in such owner holding more than 4.99%, unless waived upon 60 days’ notice, but shall in no event exceed 19.99%, of the Company’s outstanding shares; and (v) 1,650,000 warrants to purchase Common Stock at an exercise price of $1.20 per share, which cannot be exercised prior to April 18, 2018 and which may not be exercised to the extent that it would result in such owner holding more than 4.99%, unless waived upon 60 days’ notice, but shall in no event exceed 19.99%, of the Company’s outstanding shares.

(4)	Excludes 3,750 non-employee options to purchase Common Stock at $20.00 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Meridian Waste Solutions, Inc. 2016 Equity and Incentive Plan authorizes the issuance of up to 375,000 shares of common stock, of which 0 have been issued, subject to restriction. The 2016 Equity and Incentive Plan has been approved by our shareholders.

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

Director Independence

We believe our corporate governance initiatives comply with the rules and regulations of the SEC and with the rules of The Nasdaq Stock Market, or Nasdaq. Our board of directors evaluates our corporate governance principles and policies on an ongoing basis.

NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on this review, Thomas Cowee, Jackson Davis and Joseph Ardagna are “independent” directors.

The Board has determined that Thomas Cowee qualifies as an “audit committee financial expert,” as that term is defined in applicable regulations of the SEC.

As of April 13, 2018, our board of directors composed of five (5) directors, of which three (3) directors, Thomas Cowee, Jackson Davis and Joseph Ardagna, are “independent” directors. In addition, each of our audit and compensation committees is composed entirely of independent directors, including the chairperson of the audit committee and compensation committee.

Item 14. Principal Accounting Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our present and former accountants during 2016 and 2017.

	Fiscal 2016	Fiscal 2017
Audit Fees	$215,000	$287,000
Audit-Related Fees	125,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$340,000	$287,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to fiscal years 2017 and 2016 were pre-approved by the entire Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following Exhibits are filed as part of this report.

Exhibit No.	Description
1.1	Underwriting Agreement dated January 24, 2017, by and among Meridian Waste Solutions, Inc. and Joseph Gunnar & Co., LLC as representative of the several underwriters named therein. (incorporated herein by reference to Exhibit 1.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on January 26, 2017)

1.2	Underwriting Agreement dated June 28, 2017, by and among Meridian Waste Solutions, Inc. and Roth Capital partners, LLC and Joseph Gunnar & Co., LLC as representative of the several underwriters named therein. (incorporated herein by reference to Exhibit 1.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 29, 2017)

2.1	Equity Securities Purchase Agreement dated February 20, 2018 by and among Meridian Waste Operations, Inc., Meridian Waste Solutions, Inc., Meridian Waste Acquisitions, LLC and Jeffrey S. Cosman (incorporated herein by reference to Exhibit 2.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on February 20, 2018)

3.1	Restated Certificate of Incorporation of Brooklyn Cheesecake & Deserts Company, Inc. (incorporated herein by reference to Exhibit 3.1 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

3.2	Certificate of Amendment of the Certificate of Incorporation of Brooklyn Cheesecake and Desserts Company, Inc. (incorporated herein by reference to Exhibit 3.1 to the Brooklyn Cheesecake & Desserts Company, Inc. Annual Report on Form 10-K filed with the SEC on April 15, 2015)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on July 25, 2016)

3.4	Amended and Restated By-laws of Brooklyn Cheesecake & Deserts Company, Inc. (incorporated herein by reference to Exhibit 3.2 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

3.5	By-Laws of Brooklyn Cheesecake & Dessert Acquisition Corp. (incorporated herein by reference to Exhibit 3.21 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on December 15, 2014)

3.6	Certificate of Amendment of the Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2017)

3.7	Certificate of Amendment of the Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 23, 2017)

3.8	Certificate of Amendment of the Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 1, 2018)

3.9	Certificate of Amendment of the Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 22, 2018)

3.10	Certificate of Amendment of the Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 16, 2018)

3.11	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2018)

Exhibit No.	Description
4.1	First Amendment to Credit and Guaranty Agreement, dated as of March 9, 2016, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and certain subsidiaries of Holdings, as Guarantors, the Lenders party hereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated herein by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 15, 2016)

4.2	Credit and Guaranty Agreement, dated as of December 22, 2015, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and certain subsidiaries of Holdings, as Guarantors, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated herein by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.3	Tranche A Term Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $40,000,000, dated December 22, 2015 (incorporated herein by reference to Exhibit 4.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.4	MDTL Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $10,000,000, dated December 22, 2015 (incorporated herein by reference to Exhibit 4.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.5	Revolving Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $5,000,000, dated December 22, 2015 (incorporated herein by reference to Exhibit 4.4 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.6	Purchase Warrant for Common Shares issued in favor of Goldman, Sachs & Co., dated December 22, 2015 (incorporated herein by reference to Exhibit 4.5 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.7	Pledge and Security Agreement between the grantors party thereto and Goldman Sachs Specialty Lending Group, L.P., dated December 22, 2015 (incorporated herein by reference to Exhibit 4.6 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.8	Note and Warrant Purchase Agreement and Security Agreement, by and among Meridian Waste Solutions, Inc., Here to Serve - Missouri Waste Division, LLC, Here to Serve - Georgia Waste Division, LLC, Meridian Land Company, LLC, certain subsidiaries of the Company, the purchasers from time to time party thereto and Praesidian Capital Opportunity Fund III, LP, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.9	Note A, issued in favor of Praesidian Capital Opportunity Fund III, LP, in the principal amount of $2,644,812.57, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.2 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.10	Note A, issued in favor of Praesidian Capital Opportunity Fund III-a, LP, in the principal amount of $1,025,187.43, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.3 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

Exhibit No.	Description
4.11	Note B, issued in favor of Praesidian Capital Opportunity Fund III, LP, in the principal amount of $5,170,716.68, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.4 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.12	Note B, issued in favor of Praesidian Capital Opportunity Fund III-a, LP, in the principal amount of $2,004,283.32, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.5 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.13	Warrant issued in favor of Praesidian Capital Opportunity Fund III, LP, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.6 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.14	Warrant issued in favor of Praesidian Capital Opportunity Fund III-a, LP, dated August 6, 2015 (incorporated herein by reference to Exhibit 4.7 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

4.15	Warrant Cancellation and Stock Issuance Agreement made and entered into as of December 22, 2015, by and among Praesidian Capital Opportunity Fund III, LP, Praesidian Capital Opportunity Fund III-A, LP, and Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 4.15 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.16	Convertible Promissory Note, issued in favor of Timothy Drury, in the principal amount of $1,250,000, dated December 22, 2015 (incorporated herein by reference to Exhibit 4.16 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

4.17	Form of Warrant – June 2016 (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2016)

4.18	Second Amendment to Credit and Guaranty Agreement, dated as of July 19, 2016, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and certain subsidiaries of Holdings, as Guarantors, the Lenders party hereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated herein by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on July 25, 2016)

4.19	Amended and Restated Purchase Warrant for Common Shares issued in favor of Goldman, Sachs & Co., dated July 19, 2016 (incorporated herein by reference to Exhibit 4.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on July 25, 2016)

4.20	Form of Warrant Agency Agreement by and between Meridian Waste Solutions, Inc. and Issuer Direct Corporation and Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.20 to Meridian Waste Solutions, Inc. Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on November 18, 2016)

4.21	Waiver and Amendment Letter, dated as of August 16, 2016, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and Goldman Sachs Specialty Lending Group, L.P., as administrative agent for the Lenders, Collateral Agent, and Lead Arranger (incorporated herein by reference to Exhibit 4.4 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 15, 2016)

4.22	Fourth Amendment to Credit and Guaranty Agreement, dated as of November 11, 2016, entered into by and among Here to Serve –Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake& Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (“Holdings”) and certain subsidiaries of Holdings, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as administrative agent for the Lenders, Collateral Agent, and Lead Arranger (incorporated herein by reference to Exhibit 4.5 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 15, 2016)

Exhibit No.	Description
4.23	Form of Warrant Cancellation and Stock Issuance Agreement by and between Meridian Waste Solutions, Inc. and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 4.23 to the Meridian Waste Solutions, Inc. Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on November 18, 2016)

4.24	Warrant Cancellation and Stock Issuance Agreement, dated as of December 9, 2016, by and between Meridian Waste Solutions, Inc. and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 4.24 to the Meridian Waste Solutions, Inc. Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on December 12, 2016)

4.25	Amended and Restated Warrant Cancellation and Stock Issuance Agreement, dated as of January 9, 2017, by and between Meridian Waste Solutions, Inc. and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 4.25 to the Meridian Waste Solutions, Inc. Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on January 11, 2017)

4.26

Waiver and Consent Letter, dated as of December 9, 2016, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake& Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. (the “Company”) and certain subsidiaries of the Company, as Guarantors, the Lenders party hereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated by reference to Exhibit 4.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the Commission on December 15, 2016)

4.27

Waiver and Consent Letter, dated as of January 9, 2017, entered into by and among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Brooklyn Cheesecake & Desserts Acquisition Corp., Meridian Land Company, LLC, Christian Disposal, LLC, and FWCD, LLC, Meridian Waste Solutions, Inc. and certain subsidiaries of the Company, as Guarantors, the Lenders party hereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated by reference to Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on January 13, 2017)

4.28	Amended and Restated Credit and Guaranty Agreement, dated as of February 15, 2017, among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Meridian Waste Operations, Inc., Meridian Land Company, LLC, Christian Disposal, LLC, FWCD, LLC, The CFS Group, LLC, The CFS Group Disposal and Recycling Services, LLC, RWG5, LLC, Meridian Waste Missouri, LLC, and Meridian Innovations, LLC, as Companies, Meridian Waste Solutions, Inc., as Holdings, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.29	Amended and Restated Tranche A Term Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $65,500,000, dated February 15, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.30	Tranche B Term Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $8,600,000, dated February 15, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.31

Amended and Restated MDTL Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $10,000,000, dated February 15, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.32	Amended and Restated Revolving Loan Note, issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $5,000,000, dated February 15, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.33	Amended and Restated Pledge and Security Agreement between the grantors party thereto and Goldman Sachs Specialty Lending Group, L.P., dated February 15, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

4.34	First Amendment to Amended and Restated Credit and Guaranty Agreement among Here to Serve – Missouri Waste Division, LLC, Here to Serve – Georgia Waste Division, LLC, Meridian Waste Operations, Inc., Meridian Land Company, LLC, Christian Disposal, LLC, FWCD, LLC, The CFS Group, LLC, The CFS Group Disposal and Recycling Services, LLC, RWG5, LLC, Meridian Waste Missouri, LLC, and Meridian Innovations, LLC, as Companies, Meridian Waste Solutions, Inc., as Holdings, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2017)

Exhibit No.	Description
4.35	Extension Letter dated May 31, 2017, by and among Meridian Waste Solutions, Inc., the other Credit Parties party thereto, the lenders from time to time party thereto and Goldman Sachs Specialty Lending Group, L.P (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2017)

4.36	Extension Letter dated June 19, 2017, by and among Meridian Waste Solutions, Inc., the other Credit Parties party thereto, the lenders from time to time party thereto and Goldman Sachs Specialty Lending Group, L.P (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)

4.37	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2017)

4.38	Form of Representatives’ Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2017)

4.39	Second Amendment to Amended and Restated Credit and Guaranty Agreement by and among Meridian Waste Solutions, Inc., Meridian Waste Operations, Inc, Here to Serve – Missouri State Division, LLC, Here to Serve – Georgia Waste Division, Meridian Land Company, LLC., Christian Disposal, LLC, FWCD, LLC, The CFS Group, LLC, The CFS Group Disposal & Recycling Services, LLC, RWG5, LLC, Meridian Waste Missouri, LLC, Attis Innovations, LLC and DXT Medical, LLC, the Lenders party hereto and Goldman Sachs Specialty Group, L.P., as Administrative Agent, Collateral Agent and Lead Arranger. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 21, 2017)

4.40	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2017)

4.41	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2017)

4.42	Form of Seller Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2017)

4.43	Form of Series A Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2017)

4.44	Form of Series B Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2017)

4.45	Third Amendment to Amended and Restated Credit and Guaranty Agreement by and among Meridian Waste Solutions, Inc., Meridian Waste Operations, Inc, Here to Serve – Missouri State Division, LLC, Here to Serve – Georgia Waste Division, Meridian Land Company, LLC., Christian Disposal, LLC, FWCD, LLC, The CFS Group, LLC, The CFS Group Disposal & Recycling Services, LLC, RWG5, LLC, Meridian Waste Missouri, LLC, Attis Innovations, LLC and DXT Medical, LLC, the Lenders party hereto and Goldman Sachs Specialty Group, L.P., as Administrative Agent, Collateral Agent and Lead Arranger. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2018)

4.46	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018)

4.47	Form of Series D Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018)

4.48	Form of Series E Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018)

4.49	Form of Preferred D Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018)

4.50	Form of Preferred E Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March April 4, 2018)

10.1	Employment Agreement by and between Here to Serve Holding Corp. and Jeffrey S. Cosman dated January 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 5, 2014)

10.2	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Definitive 14A filed with the SEC on July 15, 2004)

10.3	Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on February 17, 2015)

Exhibit No.	Description
10.4	Solid Waste Municipal Contract by and between the City of Wildwood, Missouri, and Meridian Waste Services LLC (incorporated herein by reference to Exhibit 10.4 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on February 17, 2015)

10.5	Solid Waste Municipal Contract by and between the City of Florissant, Missouri, and Meridian Waste Services LLC (incorporated herein by reference to Exhibit 10.5 to the Brooklyn Cheesecake & Desserts Company, Inc. Current Report on Form 8-K filed with the SEC on February 17, 2015)

10.6	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 29, 2016)

10.7	Employment Agreement, dated March 11, 2016, by and between the Company and Jeffrey Cosman (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 17, 2016)

10.8	Form of Director Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 17, 2016)

10.9	Executive Employment Agreement, dated March 11, 2016, by and between the Company and Walter Hall (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 17, 2016)

10.10	Meridian Waste Solutions, Inc, 2016 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.11	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.12	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.13	Form of Nonqualified Stock Option Agreement (Employee) (incorporated herein by reference to Exhibit 10.4 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.14	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 16, 2016)

10.15	Amended and Restated Membership Interest Purchase Agreement made and entered into as of October 16, 2015, by and among Timothy M. Drury; Christian Disposal LLC; FWCD, LLC; Meridian Waste Solutions, Inc.; Here to Serve Missouri Waste Division, LLC; and Here to Serve Georgia Waste Division, LLC (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on October 22, 2015)

10.16	First Amendment to Amended and Restated Membership Interest Purchase Agreement by and among Timothy M. Drury; Christian Disposal LLC; FWCD, LLC; Meridian Waste Solutions, Inc.; Here to Serve Missouri Waste Division, LLC; and Here to Serve Georgia Waste Division, LLC, dated December 4, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 9, 2015)

10.17	Lease Agreement, dated December 22, 2015, by and between 4551 Commerce Holdings LLC and Christian Disposal, LLC (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.18	Employment Agreement, dated December 22, 2015, by and among Christian Disposal, LLC, Meridian Waste Solutions, Inc. and Patrick McLaughlin (incorporated herein by reference to Exhibit 10.4 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.19	Asset Purchase Agreement made and entered into as of November 13, 2015, by and between Meridian Land Company, LLC and Eagle Ridge Landfill, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 18, 2015)

10.20	First Amendment to Asset Purchase Agreement by and among Meridian Land Company, LLC, Eagle Ridge Landfill, LLC, Meridian Waste Solutions, Inc., and WCA Waste Corporation, dated December 18, 2015 (incorporated herein by reference to Exhibit 10.6 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on December 29, 2015)

Exhibit No.	Description
10.21	Membership Interest Purchase Agreement, dated as of February 12, 2015 (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 2, 2015)

10.22	Form of Business Loan and Security Agreement, dated February 17, 2015, as amended (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 2, 2015)

10.23	Form of Business Loan and Security Agreement, dated February 19, 2015, as amended (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 2, 2015)

10.24	Pledge Agreement by and among Meridian Waste Solutions, Inc., the pledgors party thereto and Praesidian Capital Opportunity Fund III, LP, dated August 6, 2015 (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

10.25	Form of First Amendment to Director Agreement dated April 13, 2016 (incorporated herein by reference to Exhibit 10.27 to the Meridian Waste Solutions, Inc. Annual Report on Form 10-K filed with the SEC on April 14, 2016)

10.26	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on March 29, 2016)

10.27	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 9, 2016)

10.28	Form of First Amendment to Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 17, 2016)

10.29	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on June 17, 2016)

10.30	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on July 25, 2016)

10.31	Form of Securities Exchange Agreement (incorporated herein by reference to Exhibit 10.1 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on October 18, 2016)

10.32	Form of Securities Exchange Agreement (incorporated herein by reference to Exhibit 10.2 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on September 1, 2016)

10.33	Form of Securities Exchange Agreement (incorporated herein by reference to Exhibit 10.3 to the Meridian Waste Solutions, Inc. Current Report on Form 8-K filed with the SEC on September 1, 2016)

10.34	Amendment to Executive Employment Agreement, dated November 29, 2016, by and between the Company and Jeffrey Cosman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2016)

10.35	Executive Employment Agreement, dated November 29, 2016, by and between the Company and Joseph D’Arelli (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2016)

10.36	Second Amendment to Executive Employment Agreement, dated December 5, 2016, by and between the Company and Jeffrey Cosman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2016)

10.37	Amendment to Executive Employment Agreement, dated December 5, 2016, by and between the Company and Walter H. Hall, Jr. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2016)

Exhibit No.	Description
10.38	Amendment to Executive Employment Agreement, dated December 5, 2016, by and between the Company and Joseph D’Arelli (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2016)

10.39	Registration Rights Agreement dated as of January 30, 2017, entered into by and between Meridian Waste Solutions, Inc., and Goldman, Sachs & Co. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2017)

10.40	Membership Interest Purchase Agreement made and entered into as of February 15, 2017, by and between Meridian Waste Solutions, Inc. and the Waste Services Industries, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017)

10.41	Form of Director Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2016)

10.42	Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2016)

10.43	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2016)

10.44	Employment Agreement dated April 18, 2017 by and between Meridian Waste Solutions, Inc. and Chris Diaz (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2017)

10.45	Employment Agreement dated April 18, 2017 by and between Meridian Waste Solutions, Inc. and Chris Diaz (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2017)

10.46	Exclusivity Letter dated January 31, 2017 from Meridian Waste Solutions, Inc. to Waste Services Industries, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 22, 2017)

10.47	Amended and Restated Executive Employment Agreement dated August 15, 2017 by and between Meridian Waste Solutions, Inc. and Walter H. Hall, Jr. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 21, 2017)

10.48	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2017)

10.49	Form of Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2017)

10.50	Membership Interest Purchase Agreement dated October 16, 2017 by and among Mobile Science Technologies, Inc. a Georgia corporation, Meridian Waste Solutions, Inc., a New York corporation, Jeffrey S. Powell, and Corral Court Capital LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2017)

10.51	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2017)

10.52	Form of Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2017)

10.53	Form of Voting Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2017)

10.54	Exclusive Commercial Patent License Agreement effective November 9, 2017 by and between American Science and Technology Corporation. Ali Manesh, and Meridian Innovations, LLC, (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2017)

10.55	Commercial Lease Agreement entered into on November 8, 2017 by and between American Science and Technology Corporation and Meridian Innovations, LLC with Meridian Waste Solutions, Inc. as guarantor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2017)

10.56	Option referenced in that certain Commercial Lease Agreement entered into on November 8, 2017 by and between American Science and Technology Corporation and Meridian Innovations, LLC with Meridian Waste Solutions, Inc. as guarantor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2017)

Exhibit No.	Description
10.57	Investment Agreement dated November 7, 2017 by and between YA II PN, LTD and Meridian Waste Solutions, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.58	Membership Purchase Agreement effective as of November 1, 2017 by and among Mobile Science Technologies, Inc., Meridian Waste Solutions, Inc., James Greg McKinney, Monroe Guest, Lindell Gardner and Dennis Loudermilk (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2017)

10.59	Termination of Investment Agreement entered into on November 7, 2017 by and between Meridian Waste Solutions, Inc. and YA II PN, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

10.60	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2017)

10.61	Membership Interest Purchase Agreement dated November 29, 2017 by and among Attis Innovations, LLC, Meridian Waste Solutions, Inc., David Winsness, Forrest Dahmes, Michael Riebel, and Robert Montgomery (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2017)

10.62	Membership Interest Purchase Agreement dated January 5, 2018 by and between Meridian Waste Missouri, LLC, Keith A. Wilson, as Trustee of the Keith A. Wilson Living Trust dated January 31, 2008 and Keith A. Wilson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2018)

10.63

Membership Interest Purchase Agreement dated January 17, 2018 by and among Mobile Science Technologies, Inc., Meridian Waste Solutions, Inc., Jefferson Patrick Locke and Jonathan Moore Lewis (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2018)

10.64	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018)

10.65	Form of Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018)

10.66	Form of First Amendment to Director Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

16.1	Letter from Hein & Associates LLP dated November 17, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2017)

17.1	Letter of Resignation from Joseph D’Arelli dated April 24, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2017)

23.1	Consent of Independent Registered Accounting Firm.*

23.2	Consent of Independent Registered Accounting Firm.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN WASTE SOLUTIONS, INC.

Date: April 16, 2018	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Christopher Diaz
	Name:	Christopher Diaz
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Cosman	Chief Executive Officer, Chairman	April 16, 2018
Jeffrey Cosman	Principal Executive Officer

/s/ Christopher Diaz	Chief Financial Officer	April 16, 2018
Christopher Diaz	Principal Financial Officer and Principal Accounting Officer

/s/ Walter H. Hall, Jr.	President, Chief Operating Officer, Director	April 16, 2018
Walter H. Hall, Jr.

/s/ Thomas Cowee	Director	April 16, 2018
Thomas Cowee

/s/ Jackson Davis, Jr.	Director	April 16, 2018
Jackson Davis, Jr.

/s/ Joseph Ardagna	Director	April 16, 2018
Joseph Ardagna

Meridian Waste Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2017 and 2016

for the years ended December 31, 2017 and

December 31, 2016

 Meridian Waste Solutions, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Meridian Waste Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet Meridian Waste Solutions, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a negative working capital as of December 31, 2017, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Denver, Colorado

April 16, 2018

We have served as the Company’s auditor since 2017.

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

/s/ Hein & Associates LLP

Denver, Colorado

April 17, 2017

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$400,223	$101,078
Accounts receivable, net of allowance	861,031	-
Prepaid expenses	334,603	554,640
Other current assets	6,450	19,450
Current assets held for sale	8,714,497	5,431,058
Total current assets	10,316,804	6,106,226

Property, plant and equipment, at cost net of accumulated depreciation	333,499	174,602

Other assets:
Contract deposits	536,076	-
Other deposits	162,206	133,339
Goodwill	5,279,207	-
Capitalized software	108,767	356,167
Patents	3,141,796	-
Customer list, net of accumulated amortization	2,718,300	-
Website, net of accumulated amortization	27,117	30,699
Total other assets	11,973,469	520,205
Total noncurrent assets held for sale	80,932,386	42,397,600
Total assets	$103,556,158	$49,198,633
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,777,355	$1,194,897
Accrued expenses	820,458	1,311,031
Notes payable, related parties	6,891	359,891
Deferred compensation	-	769,709
Derivative and other fair value liabilities	2,307,363	2,210,250
Current portion - capital leases payable	25,999	-
Current portion - long-term debt	8,502,387	-
Current liabilities held for sale	84,227,518	9,027,670
Total current liabilities	97,667,971	14,873,448

Long-term liabilities:
Contingent consideration liability	1,957,226	-
Deferred tax liability	14,337	-
Deferred rent	53,418	-
Long-term debt, net of current	1,977,707	5,224,628
Noncurrent liabilities held for sale	17,307,998	36,784,886
Total long-term liabilities	21,310,686	42,009,514
Total liabilities	118,978,657	56,882,962

Preferred Series C stock redeemable, cumulative, stated value $100 per share, par value $.001, 67,361 shares authorized, 35,750 and 0 shares issued and outstanding, respectively	-	2,644,951
Preferred Series E stock, cumulative, stated value $100 per share, par value $.001, 300,000 shares authorized, 300,000 and 0 shares issued and outstanding, respectively	1,253,476	-

Shareholders’ equity (deficit):
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, 0 and 71,210 issued and outstanding	-	-
Preferred Series D stock, cumulative, stated value $100 per share, par value $.001, 67,361 shares authorized, 35,750 and 0 shares issued and outstanding, respectively	531,691	-
Common stock, par value $.025, 75,000,000 shares authorized, 14,658,979 and 1,712,471 shares issued and 6,932,744 and 14,647,749 shares outstanding, respectively	366,156	42,812
Common stock to be issued	720,147	-
Treasury stock, at cost, 11,500 shares	(224,250)	(224,250)
Additional paid in capital	65,532,467	35,752,738
Accumulated deficit	(85,061,593)	(45,900,580)
Total Meridian Waste Solutions, Inc. shareholders’ deficit	(18,135,382)	(10,329,280)
Noncontrolling Interest	1,459,407	-
Total shareholders’ equity (deficit)	(16,675,975)	(10,329,280)
Total liabilities and shareholders’ equity (deficit)	$103,556,158	$49,198,633

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2017	December 31, 2016
Revenue
Services	$890,258	$-

Total revenue	890,258	-

Cost and expenses:
Operating	691,415	-
Depreciation and amortization	223,977	15,109
Impairment expense	221,146	-
Selling, general and administrative	13,198,096	11,493,378

Total cost and expenses	14,334,634	11,508,487

Other income (expenses):
Unrealized loss on change in fair value of derivative and other fair value liabilities	(992,115)	(1,263,520)
Unrealized gain from change in fair value of contingent consideration	263,458	-
Gain on extinguishment of debt	2,911,417	-
Gain on contingent liability	-	1,000,000
Interest income	7,644	-
Interest expense	(620,923)	(481,586)

Total other income (expenses)	1,569,481	(745,106)

Loss before income taxes	(11,874,895)	(12,253,593)

Provision for income taxes	(14,337)	-

Loss from continuing operations	$(11,889,232)	$(12,253,593)

Discontinued Operations, net of tax
Loss from operations of discontinued operations	$(27,148,257)	$(5,437,467)

Consolidated Net Loss	$(39,037,489)	$(17,691,060)

Net income attributable to noncontrolling interest	$123,523	$-

Net loss available to common shareholders	$(39,161,012)	$(17,691,060)

Deemed dividend related to beneficial conversion feature and accretion of a discount on Series C Preferred Stock	$(2,115,317)	$-

Stock dividend related to Series C Preferred Stock	$(135,072)	$-

Deemed dividend related to issuance of Series D Preferred Stock	$(531,692)	$-

Stock dividend related to issuance of Series D Preferred Stock	$(106,874)	$-

Deemed dividend related to issuance of Series E Preferred Stock	$(1,253,476)	$-

Stock dividend related to issuance of Series E Preferred Stock	$(703,168)	$-

Net loss attributable to common stockholders	$(44,006,611)	$(17,691,060)

Earnings per common share (basic and diluted):
Loss from continuing operations	(1.77)	(9.68)
Loss from discontinued operations	(2.86)	(4.29)
Net loss per common share	$(4.63)	$(13.97)

Weighted average number of shares outstanding
(Basic and Diluted)	9,547,042	1,266,513

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Shares	Common Stock, Par	Common Shares to be issued	Preferred Series A Shares	Preferred Series A Stock, Par	Preferred Series B Shares	Preferred Series B Stock, Par	Preferred Series D Shares	Preferred Series D Stock, Par	Treasury Stock	Additional Paid in Capital	Non- Controlling Interest	Accumulated Deficit	Total

Balance December 31, 2015	1,051,933	$26,298	$-	51	$-	71,210	$71	-	-	$(224,250)	$28,523,689	$-	$(28,209,520)	$116,288

Common stock sold in private placement	102,679	2,567	-	-	-	-	-	-	-	-	2,297,433	-	-	2,300,000

Common stock issued to placement agent	4,154	104	-	-	-	-	-	-	-	-	(104)	-	-	(0)

Fees paid to placement agent	-	-	-	-	-	-	-	-	-	-	(221,172)	-	-	(221,172)

Common stock issued for services	156,384	3,910	-	-	-	-	-	-	-	-	4,448,574	-	-	4,452,484

Vesting of common shares	-	-	-	-	-	-	-	-	-	-	2,764,501	-	-	2,764,501

Common stock exchanged for preferred stock mezzanine	(102,679)	(2,567)	-	-	-	-	-	-	-	-	(2,051,004)	-	-	(2,053,571)

Preferred stock converted to common stock	500,000	12,500	-	-	-	(71,210)	(71)	-	-	-	(12,429)	-	-	-

Vesting of common stock options	-	-	-	-	-	-	-	-	-	-	3,250	-	-	3,250

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(17,691,060)	(17,691,060)

Balance December 31, 2016	1,712,471	$42,812	$-	51	-	-	$-	-	-	$(224,250)	$35,752,738	-	$(45,900,580)	$(10,329,280)

MSTI common shares	403,865	10,097	16,979	-	-	-	-	-	-	-	(27,076)	-	-	-

Common Stock Offering - January, net of costs of $1,626,198	3,000,000	75,000	-	-	-	-	-	-	-	-	10,689,931	-	-	10,764,931

Common shares issued to Officer	212,654	5,316	-	-	-	-	-	-	-	-	(5,316)	-	-	-

Stock options issued to Officers and vesting of stock options	-	-	-	-	-	-	-	-	-	-	3,409,397	-	-	3,409,397

Shares issued to Goldman Sachs Speciality Lending Group	421,326	10,533	-	-	-	-	-	-	-	-	1,232,379	-	-	1,242,912

Series C Preferred Shares converted to Common Shares	1,081,472	27,037	-	-	-	-	-	-	-	-	2,617,900	-	-	2,644,937

Common Shares issued in connection with CFS Group acquisition	500,000	12,500	-	-	-	-	-	-	-	-	1,238,500	-	-	1,251,000

Common shares issued to Directors and Consultants	455,363	11,384	-	-	-	-	-	-	-	-	831,566	-	-	842,950

Common Stock Offering - June, net of costs of $538,554	2,300,000	57,500	-	-	-	-	-	-	-	-	3,428,946	-	-	3,486,446

Series C dividend shares	29,126	728	-	-	-	-	-	-	-	-	(728)	-	-	-

Sale of Series D Preferred Shares, net of costs of $136,800	423,000	10,575	-	-	-	-	-	141,000	531,691	-	728,764	-	-	1,271,030

Series D dividend shares	86,769	2,170	-	-	-	-	-	-	-	-	-	-	-	2,170

Common Shares issued in connection with DxT acquisition	350,000	8,750	-	-	-	-	-	-	-	-	309,750	-	-	318,500

Sale of Series E Preferred Shares, net of costs of $309,000	-	-	-	-	-	-	-	-	-	-	734,356	-	-	734,356

Series E dividend shares issued in 2018	-	-	703,168	-	-	-	-	-	-	-	-	-	-	703,168

Common Stock Offering - November, net of costs of $240,250	1,868,933	46,691	-	-	-	-	-	-	-	-	1,638,028	-	-	1,684,719

Common Shares and Warrants issued in connection with Verifi Labs acquisition	1,000,000	25,000	-	-	-	-	-	-	-	-	1,871,645	-	-	1,896,645

Common Shares issued in connection with ALB acquisition	800,000	20,000	-	-	-	-	-	-	-	-	1,012,000	-	-	1,032,000

Common shares to Employee issued in 2018	-	-	-	-	-	-	-	-	-	-	65,000	-	-	65,000

Warrant exercise	2,500	63	-	-	-	-	-	-	-	-	4,687	-	-	4,750

Non-controlling interest related to acquisitions	-	-	-	-	-	-	-	-	-	-	-	1,374,688	-	1,374,688

Dividend to Non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(38,804)	-	(38,804)

Net loss	-	-	-	-	-	-	-	-	-	-	-	123,523	(39,161,012)	(39,037,489)

Balance December 31, 2017	14,647,479	$366,156	$720,147	51	-	-	-	141,000	$531,691	$(224,250)	$65,532,467	$1,459,407	$(85,061,593)	$(16,675,975)

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net loss	$(39,037,489)	$(17,691,060)
Adjustments to reconcile net loss to net cash (used in) provided from operating activities:
Depreciation and amortization	20,643,572	7,602,144
Interest accretion on landfill liabilities	415,562	125,809
Amortization of capitalized loan fees & debt discount	820,355	436,812
Unrealized loss on fair value liability	175,060	-
Unrealized gain from change in fair value of contigent consideration	(263,458)
Payment in kind interest converted to debt	1,646,114	-
Unrealized (gain) loss on derivatives	554,112	(159,997)
Bad Debt Expense	566,641	519,911
Stock issued to vendors for services	-	778,985
Stock and Options issued to employees as incentive compensation	4,125,782	6,441,250
Gain on extinguisment of debt	(2,654,821)	-
Impairment expense	6,235,359	1,255,267
Gain on contigent liability	-	(1,000,000)
Loss from proportionate share of equity investment	-	-
Equipment salaried to employee	53,515	-
Loss (Gain) on disposal of equipment	841	(5,146)
Changes in working capital items net of acquisitions:
Accounts receivable, net of allowance	(2,842,570)	(1,352,750)
Prepaid expenses and other current assets	(78,318)	(440,036)
Contract deposits	(536,076)
Other deposits	(63,303)	(500)
Accounts payable and accrued expenses	978,856	3,073,203
Deferred compensation	(769,709)	(226,671)
Deferred revenue	2,069,404	519,605
Deferred Rent	53,419	-
Deferred Tax Liability	39,152	193,482

Net cash (used in) provided by operating activities	(7,868,000)	70,308

Cash flows from investing activities:
Investment in CFS Group of Companies	(3,933,276)	-
Landfill additions	(2,402,033)	(429,417)
Acquisition of property, plant and equipment	(3,407,871)	(6,305,372)
Purchases of short-term investments	1,953,969	(1,953,969)
Proceeds from direct financing lease	11,481	-
Cash proceeds received from post acquisition settlement	-	245,222
Direct financing lease	-	(179,067)
Proceeds from sale of property, plant and equipment	-	46,975

Net cash used in investing activities	(7,777,730)	(8,575,628)

Cash flows from financing activities:
(Repayments) borrowings on notes due related parties	(603,000)	250,000
Repayments on line of credit	-	-
Note payable incurred for acquisition	-	-
Proceeds from loans	1,646,113	3,195,000
Cash paid for debt issusance cost	(866,951)	-
Proceeds from issuance of common stock, net of fees	15,936,128	2,156,250
Proceeds from issuance of series D preferred stock, net of fees of $136,800	1,273,199
Proceeds from issuance of series E preferred stock, net of fees of $309,800	2,690,999
Proceeds from issuance of Series C Preferred Stock, net of placement fees of $79,688	-	1,195,312
Proceeds from warrant exercise	4,750
Dividend distribution to non-controlling shareholders	(38,804)
Principal payments on capital lease	(623,150)	-
Principal payments on notes payable	(3,601,266)	(196,109)

Net cash provided from financing activities	15,818,018	6,600,453

Net change in cash	172,288	(1,904,867)

Beginning cash	824,928	2,729,795

Ending cash	$997,216	$824,928

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$7,860,984	$4,165,485

Supplemental Non-Cash Investing and Financing Information:

Note payable incurred for acquisition	$34,100,000	$-
Common stock issued for consideration in an acquisition	$1,251,000	$-
Retirement of common stock and related top off provision through the issuance of Reacquisition and exchange of common stock and related top off provision through the issuance of Preferred Stock C (and related derivative liability)	$-	$2,673,480
Retirement of Preferred Stock C and related top off provision through the issuance of Common Stock C (and related derivative liability)	$1,227,065
Property, plant and equipment additions financed with notes payable and capital leases	$10,355,233	$-
Stock for cancellation of warrants	$1,232,379	$-
Deemed dividend related to beneficial conversion feature of Series C Preferred Stock	$2,115,317	$-
Stock dividend related to Series C Preferred Stock	$135,072	$-
Deemed dividend related to issuance of Series D Preferred Stock	$531,692	$-
Stock dividend related to issuance of Series D Preferred Stock	$106,874	$-
Deemed dividend related to issuance of Series E Preferred Stock	$1,253,476	$-
Stock dividend related to issuance of Series E Preferred Stock	$703,168	$-
Preferred Stock converted to Common Stock	$-	$12,500
Debt issuance costs for common stock to be issued	$191,000
Common Stock issued to placement agent	$-	$58,250

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND ORGANIZATION

Historically, the Company was a regional, vertically integrated solid waste services company that provided collection, transfer, disposal and landfill services. This set of businesses was held for sale beginning on December 6, 2017. The results of such operations are classified as losses from discontinued operations.

The Company was primarily in the business of residential and commercial waste disposal and hauling and has contracts with various cities and municipalities. The majority of the Company’s customers are located in the St. Louis metropolitan and surrounding areas and throughout central Virginia.

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

The discontinued operations of the company operated under seven separate Limited Liability Companies:

(1) Here To Serve Missouri Waste Division, LLC (“HTSMWD”), a Missouri Limited Liability Company;

(2) Here To Serve Georgia Waste Division, LLC (“HTSGWD”), a Georgia Limited Liability Company;

(3) Meridian Land Company, LLC (“MLC”), a Georgia Limited Liability Company;

(4) Christian Disposal, LLC and subsidiary (“CD”), a Missouri Limited Liability Company;

(5) The CFS Group, LLC;

(6) The CFS Group Disposal & Recycling Services, LLC; and

(7) RWG5, LLC

Meridian Waste Solutions, Inc (“The Company”) is now an innovative technology company which focuses on biomass innovation and healthcare technologies. Meridian generally operates two lines of business currently: technologies (the “Technologies Business”) through its wholly-owned subsidiary, Mobile Science Technologies, Inc.; and innovations (the “Innovations Business”) through its wholly-owned subsidiary, Attis Innovations, LLC. Meridian’s Technologies Business centers on creating community-based synergies through healthcare collaborations and software solutions and the Innovation Business strives to create value from recovered resources, through advanced byproduct technologies and assets found in downstream production. The Technologies Division of the Company, sometimes referred to herein as “Attis Healthcare”, includes our healthcare group. Our healthcare group focuses on improving patient care and providing cost-saving opportunities through innovative, compliant, and comprehensive diagnostic and therapeutic solutions for patients and healthcare providers. We offer a broad portfolio of what we believe to be best-in-class solutions, combined with insight and expertise, to give providers tools that lead to healthier patients and communities. Attis Healthcare offers products and services in a variety of areas, including hospital consulting services for both laboratory services and emergency department revenue enhancement, polymerase chain reaction (“PCR”) molecular testing, pharmacogenetics (“PGx”) testing, and medication therapy management.

The Company’s operations held for use operate under the following Limited Liability Companies:

(1) Mobile Science Technologies, Inc.; - referred as “Attis Healthcare”

(2) Meridian Innovations, LLC

Reverse Stock Split

On November 2, 2016, the Company effected a reverse stock split of the Company’s common stock whereby each 20 shares of common stock was replaced with one share of common stock. The par value and the number of authorized shares of the common stock were not adjusted. All common share and per share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split. The quantity of common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split.

Basis of Presentation

As noted in NOTE 3, the Company entered into a share exchange agreement with Mobile Science Technologies, Inc., a Georgia corporation (“MSTI”) which was deemed to be an entity under common control during the second quarter of 2017. Accordingly, the consolidated financial statements have been retrospectively adjusted to furnish comparative information for all periods presented in accordance with Accounting Standards Codification (ASC) 805-50-45-5. Specifically, the consolidated financial statements include the financial information of MSTI for all periods presented.

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2017 include the operations of the Company and its wholly-owned subsidiaries and a Variable Interest Entity (“VIE”) owned 20% by the Company (and included in discontinued operations) and a VIE owned approximately 70% by the Company (included in continuing operations).

All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern, Liquidity and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have experienced recurring operating losses in recent years. Because of these losses, the Company had negative working capital of approximately $4,800,000 at December 31, 2017, excluding current assets and current liabilities held for sale. The conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the working capital deficit can be satisfied with additional capital raises, cash on hand at December 31, 2017, the sale of the waste services division, and the growth of our innovations and technology division.

On February 20, 2018, Meridian Waste Solutions, Inc. signed an agreement with Warren Equity Partners (WEP) to sell the waste operations of the Company to WEP. As part of this sale the Company will be able to eliminate a majority of its debt, as well as the approximately $11,000,000 annual debt service payments. The Company will also receive $3,000,000 in cash as part of the sale. However, during the diligence period from the agreement date to the expected closing date of Q2 2018, we have been precluded from raising additional capital per our current credit agreement. Once the sale is finalized we will have a revised credit agreement with more favorable terms and be able to execute our growth strategy without the encumbrances of the substantial debt and recurring losses of the waste operations.

Post-close the Company will focus on growing its Innovations and Technology divisions. In anticipation of the sale of the waste division the Company purchased Verifi Labs in November of 2017. Additionally, we are in the process of setting up a federal lab and also a commercial lab, both of which we expect to be operational in May of 2018.

As of December 31, 2017 the Company had approximately $400,000 in cash, in its continued operations, to cover its short term cash requirements. In addition to our cash on hand, subsequent to year-end, the Company issued series F preferred stock for gross proceeds of approximately $2,250,000, to be used for working capital purposes. The Company is still evaluating raising additional capital through the public markets as well as looking for capital partners to assist with operating activities and growth strategies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2017 and 2016 the Company had no cash equivalents. Short-term investments consist of investments that have a remaining maturity of less than one year as of the date of the balance sheet.

In our Consolidated Statement of Cash Flows, cash and cash equivalents includes cash presented within assets held for sale within the Consolidated Balance Sheets. A reconciliation of cash and cash equivalents per the Consolidated Balance Sheets and per the Statements of Cash Flow are as follows:

	12/31/2017	12/31/2016
Cash and cash equivalents – balance sheet	400,223	101,078
Cash included in assets held for sale - balance sheet	596,993	722,194
Cash and cash equivalents – statements of cash flow	997,216	823,272

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, account payable, accrued expenses, contingent consideration arrangement, shortfall provision payable and notes payable. The carrying amount of these financial instruments approximates fair value due to length of maturity of these instruments.

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

The Company early adopted ASU 2017-11 - Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update changed the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The adoption of this update did not change the accounting conclusions related to any instruments issued prior to the adoption of this update during the third quarter of 2017.

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

See Notes 5 and 6 under the heading “Derivative Liabilities” for a description and valuation of the Company’s derivative instruments.

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the year-ended December 31, 2017, the Company experienced impairment expense of its capitalized software, see note 3. No other impairments were noted during the year-ended December 31, 2017, and December 31, 2016.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The Company has deferred tax liabilities related to its intangible assets, which were approximately $14,000 as of December 31, 2017.

The Company follows the provisions of the ASC 740 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

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

The Company analyzes its tax positions by utilizing ASC 740 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.

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

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At December 31, 2017 and December 31, 2016 the Company had approximately $860,000 and $0 of gross trade receivables related to continuing operations, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At December 31, 2017 and December 31, 2016, the Company had determined that an allowance for doubtful accounts was not needed.

Property, plant and equipment

Property, plant and equipment and leasehold improvements are recorded at its historical cost. The cost of property, plant, and equipment is depreciated over the estimated useful lives (ranging from 5 -39 years) of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs will be capitalized and expensed if it benefits future periods.

Intangible Assets

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company has intangible assets subject to amortization related to its asset purchase of Advanced Lignin Biocomposite Patents and the acquisition of WelNess Benefits, LLC and Integrity Labs, LLC.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. In accordance with Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if indicators of impairment are present. The Company performs its annual goodwill impairment analysis as of November 30, 2017 and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company adopted ASU 2017-04, “Intangibles - Goodwill and Other: Topic 350: Simplifying the Test for Goodwill Impairment”, which eliminated step two from the goodwill impairment test. In assessing impairment on goodwill, the Company first analyzes qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors the Company assesses include long-term prospects of its performance, share price trends and market capitalization and Company-specific events. If the Company concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the Company does not need to perform the quantitative impairment test. If based on that assessment, the Company believes it is more likely than not that the fair value of the reporting unit is less than its carrying value or the Company decides to opt out of this step, a quantitative goodwill impairment test will be performed by comparing the fair value of each reporting unit to its carrying value. A goodwill impairment charge is recognized for the amount by which the reporting unit’s fair value is less than its carrying value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. As a result of our November 30, 2017 impairment test, the Company recognized a $6.0 million impairment related to our then Midatlantic waste removal business, which is included in loss from discontinued operations on the consolidated statement of operations.

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

Revenue Recognition

Revenues to date, excluding discontinued operations, are exclusively from our healthcare technology business and consist of management fees, lab testing fees and commissions on sales of third party services. Such revenues are recognized in accordance with Generally Accepted Accounting Principles (GAAP). Specifically, revenue is recognized when services are provided to customers or when recognizing commission revenue when the underlying sale of service has occurred, the sales price was fixed or determinable and collectability is reasonably assured. All revenues arrangements are evidenced by contracts with the respective customers.

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

During the year ended December 31, 2017, the Company had two contracts that accounted for approximately 99% of the Company’s revenues, with one of such contract accounting for approximately 87% and the other such contract accounting for approximately 12% of the Company’s revenues. At December 31, 2017 the Company had 2 customers that representing 89% and 10% of total accounts receivable.

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

At December 31, 2017 the Company had outstanding stock warrants and options for 13,154,872 and 11,472 common shares, respectively. Also, at December 31, 2017 the Company had outstanding Preferred Stock Series D and E convertible in to 1,410,000 and 3,000,000 shares, respectively. These are not presented in the consolidated statements of operations as the effect of these shares is anti- dilutive.

At December 31, 2016 the Company had a series of convertible notes, warrants and stock options outstanding that could be converted into approximately, 600,000 common shares. These are not presented in the consolidated statements of operations as the effect of these shares is anti- dilutive.

Allocation of Purchase Price of Business Combinations

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination. The Company early adopted ASU 2017-01, Clarifying the Definition of a Business during the first quarter of 2017. ASU 2017-01 provides a screen to determine when a set of assets is not a business. This screen states that when substantially all of the fair value of the group assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business for accounting purposes.

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

If the purchase is deemed to be the acquisition of assets and not a business acquisition, the assets acquired are recorded at cost.

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

Pursuant to ASC Topic 505, for share based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

The Company recorded stock based compensation expense of approximately $4,100,000 and $6,400,000 during the years ended December 31, 2017 and 2016, respectively, which is included in compensation and related expense in the consolidated statements of operations.

Recent Accounting Pronouncements

Business Combinations. As noted above, the Company early adopted ASU 2017-01, Clarifying the Definition of a Business during the first quarter of 2017. ASU 2017-01 provides a screen to determine when a set of assets is not a business. This screen states that when substantially all of the fair value of the group assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business for accounting purposes. This new criteria was applied to acquisitions made during the year ended December 31, 2017.

Goodwill. As noted above, the Company adopted ASU 2017-04, “Intangibles - Goodwill and Other: Topic 350: Simplifying the Test for Goodwill Impairment”, which eliminated step two from the goodwill impairment test. This adoption impacted the goodwill impairment tests performed on November 30, 2017.

Derivatives and Hedging. As noted above, the Company early adopted ASU 2017-11 - Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update changed the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The adoption of this update did not change the accounting conclusions related to any instruments issued prior to the adoption of this update during the third quarter of 2017.

Derivatives and Hedging. In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods therein with early adoption permitted. The Company will adopt this guidance in the first quarter of 2019 and does not expect a significant impact on its consolidated financial statements.

Stock Compensation. In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amended guidance is effective for the Company on January 1, 2017. The adoption of this amended guidance did not have a material impact on our consolidated financial statements.

Stock Compensation. In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09) to provide clarity and reduce both the (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under ASU 2017-09, modification accounting is required to be applied unless all of the following are the same immediately before and after the change:

1. The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used);

2. The award’s vesting conditions; and

3. The award’s classification as an equity or liability instrument.

ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017 on a prospective basis, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2018 and does not expect an impact on its financial statements.

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 are both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. The amendments will be applied using a retrospective transition method to each period presented. The Company will adopt these guidances in the first quarter of 2018 and does not expect a significant impact on its financial statements.

Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this guidance in the first quarter of 2020 and is currently evaluating the impact of this new standard on its consolidated financial statements.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will adopt this guidance in the first quarter of 2019 and is currently evaluating the impact of this new standard on its consolidated financial statements.

Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Entities will have to assess the realizability of such deferred tax assets in combination with the entities other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and for interim periods within that reporting period. In the first quarter of 2018, the Company will elect to adopt the measurement alternative, which will apply this ASU prospectively, for its equity investments that do not have readily determinable fair values. The Company will adopt this guidance in the first quarter of 2018 and does not expect a significant impact on its consolidated financial statements.

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09.

In May 2014, the FASB and International Accounting Standards Board formed The Joint Transition Resource Group for Revenue Recognition (“TRG”), consisting of financial statement preparers, auditors and users, to seek feedback on potential issues related to the implementation of the new revenue standard. As a result of feedback from the TRG, the FASB issued additional guidance to provide clarification, implementation guidance and practical expedients to address some of the challenges of implementation. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which is an amendment on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses issues to clarify the principal versus agent assessment and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which provides clarity and implementation guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The new standards have the same effective date and transition requirements as ASU 2014-09.

The Company analyzed the impact of ASU 2014-09, and the related ASU’s, across all continuing revenue streams to evaluate the impact of the new standard on revenue contracts. This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company completed contract reviews and validated the results of applying the new revenue guidance. The Company finalized its accounting policies, the evaluation of the impact of the accounting and disclosure requirements on its business processes, controls and systems, and is drafting new disclosures required post-implementation in 2018. The Company will adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance will be recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018. Based on the completed analysis, the Company has determined the adjustment will not have a material impact on the consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position, operating results or statements of cash flows.

NOTE 3 - ACQUISITIONS

The CFS Group Acquisition (Discontinued Operations)

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

As discussed in Note 1, during the fourth quarter the Company made a strategic shift that included the decision to dispose of the waste management business including the business and the assets acquired in this acquisition.

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

In June of 2017, the Company recorded $221,146 of impairment expense on the MSTI capitalized software.

The following table includes the financial information originally reported and the net effect of the acquisition for the year ended December 31, 2016:

	Prior to Acquisition	Net Effect of Acquisition	Post- Acquisition
Total Sales	$31,727,673	$-	$31,727,673
Net Loss	$17,671,669	$22,812	$17,694,481

The following table includes the financial information originally reported and the net effect of the acquisition as of December 31, 2016:

	Prior to Acquisition	Net Effect of Acquisition	Post- Acquisition
Total Assets	$49,201,572	$(2,940)	$49,198,632
Total Equity	(10,319,514)	$(9,766)	$(10,329,280)

DxT Medical, LLC

On October 16, 2017, (the “Closing Date”), Mobile Science Technologies, Inc., a wholly owned subsidiary of the Company entered into a Membership Interest Purchase Agreement by and among, an individual residing in the State of South Carolina, and Corral Court Capital LLC, a Georgia limited liability company, as sellers (together, the “Seller”), the Company, as parent, and Mobile Science Technologies, Inc., as buyer (“Buyer”), pursuant to which Buyer will acquire from Seller all of Seller’s right, title and interest in and to 100% of the membership interests (the “Membership Interests”) of DxT Medical, LLC, a South Carolina limited liability company that owns and operates a national healthcare distribution business. As consideration for the Membership Interests, the Company issued to the Seller an aggregate of 350,000 restricted shares of the Company’s common stock, par value $0.025 per share, allocated in accordance with the terms of the Purchase Agreement. The shares were valued at market at the date of the closing, fair value of $318,500.

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

The calculation of purchase price, including measurement period adjustments, is as follows:

Restricted stock consideration	318,500
Total	$318,500

As noted in the table above, the Company issued 350,000 restricted shares of common stock as consideration, which was valued at market at the date of the closing, fair value of $318,500.

The following table summarizes the estimated fair value of the DxT Medical, LLC assets acquired and liabilities assumed at the date of acquisition:

Goodwill	318,500
Total	$318,500

Revenue and net loss included in the year ended December 31, 2017 consolidated financial statements attributable to the DxT Medical, LLC is approximately $0 and $390,000, respectively.

WelNess Benefits, LLC/Integrity Lab Solutions, LLC

On November 1, 2017, (the “Closing Date”), the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) pursuant to which the Company acquired 100% of the membership interests (the “Membership Interests”) of WelNess Benefits, LLC (“WelNess”), an Oklahoma limited liability company, and Integrity Lab Solutions, LLC, an Oklahoma limited liability company, that together own and operate laboratory marketing, management, and testing businesses. WelNess owns 71.64% membership interest in LGMG, LLC d/b/a Verifi Resource Group. The Company seeks to utilize these businesses and their technologies to expand into the healthcare technology arena.

As consideration for the Membership Interests, the Company issued 1,000,000 shares of its restricted common shares.

In addition, the Purchase Agreement provides for an earn-out opportunity, payable in cash to the sellers on the sixtieth (60th) day after the first anniversary of the Closing Date, and again on the sixtieth (60th) day after second anniversary of Closing Date, each equal to twenty five percent (25%) of the combined earnings before interest, taxes and depreciation, excluding Accounts Receivables and capital expenditures, of the Operating Companies (as defined in the Purchase Agreement) (the “CA EBITDA”) for the immediately preceding 12-month period ending on October 31 of such year. On the sixtieth (60th) day after the third full anniversary of the Closing, the Buyer shall pay a cash bonus (the “Third Year Cash Bonus”) to Sellers equal twenty five percent (25%) of the combined earnings before interest, taxes and depreciation, excluding Accounts Receivables which are more than 120 days old and capital expenditures, of the Operating Companies (the “Last Year CA EBITDA”) for immediately preceding 12-month period ending on October 31 of such year.

As an additional earn-out opportunity, the Company shall issue to sellers shares of the Company’s restricted common stock (the “Tranche III Shares”) as follows:  (i) on the ninetieth (90th) day after first anniversary of the Closing (“First Anniversary Earnout Payment Date”), Tranche III Shares in the amount equal to 500% of the CA EBITDA for the immediately preceding 12-month period ending on October 31 of such year, less the amount of the cash bonus paid on the First Bonus Payment Date, if any; and (ii) on the ninetieth (90th) day after the second, third, fourth, and fifth anniversaries of the Closing (each an “Anniversary Earnout Payment Date”), Tranche III Shares in the amount equal to the product of the Applicable Year Multiplier (as hereinafter defined) multiplied by the difference between the CA EBITDA for the immediately preceding 12-month period ending on October 31 of such year, less the amount of the applicable cash bonus, if any, paid on the immediately preceding Bonus Payment Date, (the “Adjusted CA EBITDA”) and less (x) the previous year’s Adjusted CA EBITDA on the second and third Anniversary Earnout Payment Date, or (y) the previous year’s CA EBITDA on the fourth and fifth Anniversary Earnout Payment Date.  The “Applicable Year Multiplier” to be used in calculating the Tranche III Share Values shall be 4 for the second Anniversary Earnout Payment Date, 3 for the third Anniversary Earnout Payment Date, 2 for the fourth Anniversary Earnout Payment Date, and 1 for the fifth Anniversary Earnout Payment Date.   The number of Tranche III Shares to be issued on any Anniversary Earnout Payment Date shall be calculated by dividing the Tranche III Share Value for the applicable Anniversary Earnout Payment Date by (a) the VWAP of the Company’s restricted common stock as of the last Trading Day prior to the applicable Anniversary Earnout Payment Date, or (b) $1.09, whichever is greater.

Finally, as additional consideration, the Company issued to sellers, on the Closing Date, an aggregate of 1,000,000 five year warrants to purchase shares of Common Stock at an exercise price of $1.00 per share, exercisable beginning six months after the date of issuance thereof (the “Seller Warrants”).

Also at the time of closing, the Company paid certain operating expenses totaling approximately $60,000 incurred by the acquirees.

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

The calculation of purchase price, including measurement period adjustments, is as follows:

Stock consideration	$1,000,000
Warrant consideration	896,645
Contingent consideration	2,220,683
Total	$4,117,328

As noted in the table above, the Company issued 1,000,000 shares of common stock as consideration, which was valued based on the trading price of the stock on the date of close ($1.00 per share). The warrant consideration was measured using the Black Scholes Merton valuation model with the following significant assumptions: (1) stock price - $1.00; (2) exercise price - $1.00; (3) term – 5 years; (4) risk free interest rate – 2.01%; and (5) stock volatility of 143%. The contingent consideration was valued using a monte carlo simulation with simulations of expected future revenue amounts, growth rates and related expenses. The model also simulated future stock prices based off the following key assumptions: (1) starting price $1.00; (2) term – 1–5 years; (3) risk free interest rate – 2.01%; and (4) volatility of 143.46%. The simulation estimates that approximately 2,031,000 common stock shares may be required to be issued over the next five years related to this contingent consideration.

The contingent consideration is measured both initially and subsequently at fair value until settlement. The key assumptions for the subsequent December 31, 2017 valuation of $1.9 million were: (1) starting price $1.06; (2) term – 1-5 years; (3) risk free interest rate – 2.20%; and (4) volatility of 157.53%. The change in fair value is recognized in the consolidated statement of operations as unrealized gain from change in fair value of contingent consideration. The simulation estimates that approximately 1,605,000 common stock shares may be required to be issued over the next five years related to this contingent consideration.

All fair value measurements of acquired assets and liabilities assumed are non-recurring in nature and classified as level 3 on the fair value hierarchy.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Property, plant and equipment	134,825
Customer list	2,809,000
Accounts payable	(583,746)
Capital lease	(25,999)
Notes payable – bank	(1,942,771)
Non-controlling interest	(1,234,688)
Goodwill	4,960,707
Total	$4,117,328

The following unaudited pro forma information below presents the consolidated results operations data as if the acquisition took place on January 1, 2016:

	Year ended December 31, 2016	Year Ended December 31, 2017

Total Revenue	$2,202,020	$7,927,580
Consolidated Net Loss	$(19,160,723)	$(33,137,052)
Basic Net Loss Per Share	$(8.45)	$(3.82)

Advanced Lignin Biocomposites, LLC

On November 30, 2017, the Company entered into a Membership Interest Purchase Agreement (this “Purchase Agreement”) to acquire all of the issued and outstanding membership interests of Advanced Lignin Biocomposites, LLC, (“ALB”). The Company concluded that substantially all of the fair value of the gross assets acquired (patents with related licenses) from ALB are concentrated in a group of similar identifiable assets and thus the Company treated this transaction as an asset acquisition. The assets were recorded at cost.

As consideration for the acquisition of these assets, the Company issued an aggregate of 800,000 shares of its common shares, which had a fair value of $1,032,000 based off the closing trading price of the common stock on November 30, 2017. In addition, a reconciliation is available for the Sellers in the event that, beginning on the first anniversary of the closing of the Purchase Agreement, the sellers have sold such shares in good faith and received gross proceeds of less than $4.00 per share, pursuant to which the Company could become obligated to issue additional shares to the sellers (“Shortfall Provision”). The number of shares required to be issued will be determined based on the amount of shortfall ($4.00 less proceeds received) divided by the volume weighted average price of the common stock as of the last trading day preceding the first anniversary of the closing. This Shortfall Provision is a conditional obligation that the issuer must settle in a variable number of shares and the monetary value is predominantly varying inversely in relation to the issuer’s equity shares. Accordingly, the Company is accounting for this provision as a fair value liability under ASC 480, Distinguishing Liabilities from Equity. The fair value of the Shortfall Provision was at acquisition date was approximately $2.1 million and was determined using a Monte Carlo Stock Path Simulation with the following key assumptions: (1) starting price - $1.29; (2) term – one year; (3) risk free interest rate – 1.61%; and (4) volatility – 152.15%.

The Shortfall Provision is measured both initially and subsequently at fair value until settlement. The key assumptions for the December 31, 2017 valuation of $2.3 million were as follows: (1) starting price $1.06; (2) term – .88 years; (3) risk free interest rate – 1.76%; and (4) volatility of 135.99%. The change in fair value of the Shortfall Provision is included in unrealized gain (loss) on change in fair value of derivative liabilities.

American Science and Technology Corporation License Agreement and Lease

On November 9, 2017, the Company entered into a Patent License Agreement with American Science and Technology Corporation (“AST”). Effective January 1, 2018, the Company will have exclusive commercial license to the licensed patents for a term of 24 months, unless terminated earlier. In addition, the Company entered into a commercial lease with AST for certain property and equipment.

Pursuant to the Patent License Agreement, on January 1, 2018, the Company will pay to AST $200,000 and the Company will issue to AST 200,000 shares of the Company’s common stock, and, beginning effective January 1, 2019, the Company will pay to AST a monthly license fee of $50,000. Pursuant to the commercial lease, on January 1, 2018, the Company will pay to AST $300,000 and the Company will issue to AST 300,000 shares of the Company’s restricted common stock, and, beginning effective January 1, 2019, the Company will pay to AST a monthly rent of $75,000. Pursuant to these agreements, the Company and AST also entered into an Option Agreement (the “Option”), granting the Company the option to purchase the assets of AST for $2,500,000, in addition to certain royalty and other future payments.

Under these arrangements, the Company paid $500,000 to AST during 2017 (comprising of the required $200,000 and $300,000 payments cited above, respectively). This amount is classified as a contract deposit in the Consolidated Balance Sheet.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	December 31, 2017	December 31, 2016
Leasehold improvements	49,603	-
Computer equipment	205,767	115,312
Trucks, Machinery, & Equipment	156,656	86,447

Total cost	412,026	201,759

Less accumulated depreciation	(78,527)	(27,157)

Net, property plant and equipment	$333,499	$174,602

Depreciation expense for the years ended December 31, 2017 and 2016 was $83,493 and $15,109, respectively.

NOTE 5 - INTANGIBLE ASSETS

The following tables set forth the intangible assets, both acquired and developed, including accumulated amortization as of December 31, 2017:

	December 31, 2017
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Customer lists	4.83 years	$2,809,000	$90,700	$2,718,300
Patents	18.6 years	3,164,303	22,507	3,141,796
Capitalized software	2.58 years	135,020	26,253	108,767
Website	4.00 years	30,699	3,582	27,117
		$6,139,022	$143,042	$5,995,980

The following tables set forth the intangible assets, both acquired and developed, including accumulated amortization as of December 31, 2016:

	December 31, 2016
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Website	5.0 years	$30,699	-	$30,699

The following table sets forth the future amortization of the Company’s intangible assets at December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
Customer list	$543,660	$543,660	$543,660	$543,660	$543,660	$-	$2,718,300
Patents	158,215	158,215	158,215	158,215	158,215	2,350,720	3,141,795
Capitalized software	45,012	45,012	18,743	-	-	-	108,767
Website	6,144	6,144	6,144	6,140	2,546	-	27,118
Total	$753,031	$753,031	$726,762	$708,015	$704,421	$2,350,720	$5,995,980

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE NOTES

The Company had the following long-term debt, excluding liabilities held for sale:

	December 31, 2017	December 31, 2016
Goldman Sachs - Tranche A Term Loan - LIBOR Interest on loan date plus 8%, 9.35% at December 31, 2017	$7,083,257	$3,749,628
Promissory note payable to a bank, unsecured, bearing interest at a variable rate, 4.25%, at December 31, 2017 with a floor of 5% due on demand	1,000,000	-
Promissory note payable to a bank, unsecured, bearing interest at 5.5%, due on demand	299,578	-
Promissory note payable to a bank, unsecured, bearing interest at a variable rate, 5%, at December 31, 2017 with a floor of 5.25% due in monthly installments of $12,300, maturing August 2022	622,259	-
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000

Total debt	10,480,094	4,649,047
Less: current portion	(8,502,387)	-
Long term debt less current portion	$1,977,707	$5,224,628

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

The proceeds of the Revolving Loans were used for working capital and general corporate purposes. The proceeds of the MDTL Term Loans may be used for Permitted Acquisitions (as defined in the Credit Agreement). The Loans are evidenced, respectively, by that certain Tranche A Term Loan Note, Tranche B Term Loan Note, MDTL Note and Revolving Loan Note, all issued on February 15, 2017 (collectively, the “Notes”). Payment obligations under the Loans are subject to certain prepayment premiums, in addition to acceleration upon the occurrence of events of default under the Credit Agreement.

At December 31, 2017, the Company had a total outstanding gross balance of approximately $79,150,000 consisting of the Tranche A Term Loan, Tranche B and draw of the Revolving Commitments, of which approximately $68.8 million is classified as liabilities held for sale as it relates to the discontinued operations (and subsequent to year end transferred with the sale of such operations) and approximately $7 million is classified as held for use. The loans are secured by liens on substantially all of the assets of the Company and its subsidiaries. Tranche A Term Loan, Tranche B and all revolving commitments have a maturity date of December 22, 2020 with interest paid monthly at an annual rate of approximately 9% (subject to variation base on changes in LIBOR or another underlying reference rate), on the Tranche A Term Loan and revolving commitments. Interest is accrued at an annual rate of 11% on the Tranche B loan. In addition, there is a commitment fee paid monthly on the Multi-Draw Term Loans and Revolving Commitments at an annual rate of 0.5%. The Company has adopted ASU 2015-03 and is showing loan fees net of long-term debt on the consolidated balance sheet.

The amounts borrowed pursuant to the Loans are secured by a first position security interest in substantially all of the Company’s and subsidiaries assets.

In February 2017, the Company incurred an additional $1,057,950 of debt issuance costs related to the amendment and restatement of these notes. These costs are being amortized over the life of the notes using the effective interest rate method. At December 31, 2017 and December 31, 2016, the gross unamortized balance of the debt discount and issuance costs was $3,233,158 ($2,977,805 related to liabilities held for sale and $255,353 related to debt held for use) and $3,006,678 ($2,769,213 related to liabilities held for sale and $237,465 related to debt held for use), respectively.

As of December 31, 2017 and at certain times thereafter, the Company was in violation of covenants within its credit agreement with Goldman, Sachs & Co. Such covenant failures included, maintaining certain leverage and EBITDA ratios, exceeding maximum corporate overhead, exceeding maximum growth capital expenditures, and maintaining certain liquidity. As part of the agreement to sell the waste assets to Warren Equity Partners Fund II, $75.8 million of our indebtedness to Goldman Sachs & Co. will be satisfied with approximately $7 million remaining with the Company. Also, upon the closing of this agreement, the Company will execute a new amended and restated credit agreement with Goldman Sachs & Co., which will amend, restate and supersede all covenants in the prior agreement. As this transaction has not yet closed all debt owing to Goldman Sachs and Co. has been reclassed to current on the consolidated balance sheet.

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

In January of 2017, the Company entered into an Amended and Restated Warrant Cancellation and Stock Issuance Agreement (the “Warrant Cancellation Agreement”). Pursuant to the Warrant Cancellation Agreement, upon the closing of a “Qualified Offering” as defined in the Warrant Cancellation Agreement, the Amended and Restated Warrant was cancelled and the Company issued to GS restricted shares of common stock in the amount equal to a 6.5% ownership interest in the Company calculated on a fully-diluted basis, which includes the shares of common stock issued pursuant to this offering, but excludes all warrants issued pursuant to such Qualified Offering and all shares underlying such warrants, pursuant to the terms and conditions of the Warrant Cancellation Agreement. A “Qualified Offering” is defined as an underwritten offering by the Company pursuant to which (1) the Company receives aggregate gross proceeds of at least $10,000,000 and (2) the Common Stock becomes listed on The Nasdaq Capital Market, or the New York Stock Exchange. As a result the Company issued GS 421,326 shares of common stock, with a fair value of $1,243,000 on January 30, 2017 for the warrant cancellation. The warrant liability fair value and carrying value at January 30, 2017 was $960,000 accordingly a loss on extinguishment of liability of $283,000 was recognized with approximately $261,000 of the loss classified within loss on discontinued operations and the remaining $22,000 presented within gain on extinguishment of debt in the consolidated statements of operations. Pursuant to the Warrant Cancellation Agreement, GS entered into a lock-up agreement, prohibiting the offer for sale, issue, sale, contract for sale, pledge or other disposition of any of the Company’s common stock or securities convertible into common stock for a period of 180 days after the date of the Qualified Offering, and no registration statement for any of our common stock owned by GS can be filed during such lock-up period.

The liability was revalued at each reporting period and changes in fair value were recognized in the consolidated statement of operations. Upon the initial recording of the derivative warrant at fair value the instrument was bifurcated and the Company recorded a debt discount of $2,160,000. This debt discount is being amortized as interest expense using the effective interest rate method over the life of the note, which is 5 years. At December 31, 2017 and December 31, 2016 the balance of the debt discount is $1,428,805 and $1,810,881, respectively.

The key inputs used in the September 30, 2016, December 31, 2016 and January 30, 2017 fair value calculations were as follows:

	January 30, 2017	December 31, 2016	September 30, 2016
Purchase Price	$450,000	$450,000	$450,000
Time to expiration	12/22/2023	12/22/2023	12/23/2023
Risk-free interest rate	1.41%	1.42%	1.43%
Estimated volatility	60%	60%	60%
Dividend	0%	0%	0%
Stock price	$2.95	$10.34	$17.60
Expected forfeiture rate	0%	0%	0%

The change in the market value for the period ending December 31, 2017 is as follows:

Fair value of warrants @ December 31, 2016	$1,250,000

Unrealized gain on derivative liability	(290,000)

Extinguishment of warrant liability	(960,000)

Fair value of warrants @ December 31, 2017	$-

In relation to the gain on derivative liability, approximately $267,000 of the gain is included in the loss from discontinued operations with the remaining $23,000 being presented within unrealized gain (loss) on change in fair value of derivative liability.

The change in the market value for the period ending December 31, 2016 was as follows:

Fair value of warrants @ December 31, 2015	$2,820,000

Unrealized gain on derivative liability	(1,570,000)

Fair value of warrants @ December 31, 2016	$1,250,000

In relation to the unrealized gain on derivative liability, approximately $1,446,000 of the gain is included in the loss from discontinued operations with the remaining $124,000 being presented within unrealized gain (loss) on change in fair value of derivative liability.

Subordinated debt

In connection with the acquisition with Meridian Waste Services, LLC on May 15, 2014, notes payable to the sellers of Meridian issued five-year term subordinated debt loans paying interest at 8%. At December 31, 2017 and December 31, 2016, the balance on these loans was $1,475,000 and $1,475,000, respectively. In 2015 the term of these notes were extended an additional 5 years.

Other debts

Convertible notes due related parties

In November of 2016 the Company paid the $11,850 remaining in convertible notes to related parties, which included $1,850 in accrued interest.

Notes Payable, related parties

At December 31, 2014 the Company had a short term, non-interest bearing note payable of $150,000 which was incurred in connection with the Membership Interest Purchase Agreement. The Company also had a loan from Here to Serve Holding Corp. due to expenses paid by Here to Serve on behalf of the Company prior to the recapitalization. This loan totaled $376,585 bringing total notes payable to $526,585. In 2015, the short term, non-interest bearing note was paid off, and at December 31, 2016, the Company’s loan from Here to Serve Holding Corp. was $359,891, and is included in current liabilities on the consolidated balance sheet. Also included in liabilities held for sale on the consolidated balance sheet is a short-term loan received from an officer of the Company in December 2016 of $250,000. This loan was paid back, by the Company, in full, including interest of $20,000 on January 30, 2017. In February of 2017 the Company paid back $3,000 and in August of 2017 the Company paid back $350,000 to Here to Serve Holding Corp, which reduced the loan to $6,891, and is included in current liabilities on the consolidated balance sheet.

Total interest expense in continuing operations for the years ended December 31, 2017 and 2016 was approximately $567,000 and $425,000, respectively, including the amortization of debt discounts of approximately $67,000 and $40,000, respectively.

Future minimum payments on notes, excluding related party notes at December 31, 2017 are as follows:

2018	$1,419,000
2019	126,000
2020	133,000
2021	6,136,000
2022	1,559,000
Thereafter	-
Total	$9,373,000

NOTE 7 - SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.025 par value common stock.

Treasury Stock

During 2014, the Company’s Board of Directors authorized a stock repurchase of 11,500 shares of its common stock for approximately $230,000 at an average price of $20.00 per share. At December 31, 2017 and December 31, 2016 the Company holds 11,500 shares of its common stock in its treasury.

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, for which five classes have been designated to date. Series A has 51 and 51 shares issued and outstanding, Series B has 0 and 0 shares issued and outstanding, Series C has 0 and 35,750 shares issued and outstanding, Series D has 141,000 and 0 shares issued and outstanding, and Series E has 300,000 and 0 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively.

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

Series B Securities Exchange Agreements

Effective October 13, 2016, the Company entered into certain securities exchange agreements to effect the exchange of all shares of Series B Preferred for 500,000 shares of Common Stock. Pursuant to the Series B Exchange Agreements, the Company agreed to issue to the Series B Holders a total of 500,000 shares of Common Stock. There are no shares of Series B Preferred issued and outstanding at December 31, 2017 and 2016.

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

The Company evaluated the Series C in accordance with ASC 815 – Derivatives and Hedging, to discern whether any feature(s) required bifurcation and derivative accounting. The Company noted the Shortfall Provision has variable settlement based upon an item (initial purchase price) that is not an input into a fixed for fixed price model, thus such provision is not considered indexed to the Company’s stock. Accordingly, the Shortfall Provision was bifurcated and accounted for as a derivative liability. In addition, given the Series C has deemed liquidation privileges that could require redemption outside the control of the issuer, the Series C was classified within the mezzanine section of the Consolidated Balance Sheet at December 31, 2016.

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

Also, as noted above, the Series C included a Shortfall Provision that required bifurcation and to be accounted for as a derivative liability (until the Series C was converted). Upon the execution of the automatic conversion feature, the Shortfall Provision was no longer in effect and the associated derivative liability was extinguished resulting in a gain on extinguishment of liability. The fair value of the Shortfall Provision was calculated using a Monte Carlo simulated put option Black Scholes Merton Model. The cumulative fair values at respective date of issuances and extinguishment were $930,000 and $2.9 million, respectively.

The key assumptions used in the model at inception, at December 31, 2016 and at January 30, 2017 (extinguishment) are as follows:

	Inception	12/31/2016	1/30/2017

Stock Price	$0.00 - $60.00	$0.00 - $15.51	$0.00 - $6.20
Exercise Price	$1.12	$22.40	22.40
Term	.5 years	0.8 to 0.91 years	0.72 to 0.83 years
Risk Free Interest Rate	.39% - .47%	0.85	0.81%
Volatility	60%	60%	60%
Dividend Rate	0%	0	0

The roll forward of the Shortfall Provision derivative liability is as follows – December 31, 2016:

Balance – December 31, 2015	$-
Issuances of Series C	930,048
Fair Value Adjustment	1,163,575
Balance – December 31, 2016	$2,093,623
Balance – Warrant liability (see notes 5)	1,250,000
Total Derivative Liabilities – December 31, 2016	$3,343,623

The roll forward of the Shortfall Provision derivative liability is as follows

Balance – December 31, 2016	$2,093,623
Fair Value Adjustment	844,112
Extinguishment of Liability	(2,937,735)
Balance – December 31, 2017	$-

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

In accordance with ASC 470, if debt or stock is issued with detachable warrants and/or stock, the guidance in ASC 470 requires that the proceeds be allocated to the instruments based on their relative fair values. The Company applied this guidance and recorded a deemed dividend of $531,692 as a result of a beneficial conversion feature. As the Company does not have any retained earnings this deemed dividend was netting against additional paid-in capital and the net accounting effect was none.

Private Placement of Series E Preferred Stock, Common Stock and Warrants

During the fourth quarter of 2017, the Company completed a private placement offering to accredited investors (the “Offering”) of $3,000,000 of units (the “Units”), with each Unit comprised of (i) one (1) share of Series E Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), (ii) fifteen (15) warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.025 per share (“Common Stock”), at a per unit purchase price of $10.00. In addition, shares of common stock were issued and identified in the agreement as the prepayment of the first year of dividends.

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

The holders of shares of the Series E Preferred shall be entitled to receive quarterly dividends out of any assets legally available, to the extent permitted by New York law, at an annual rate equal to 20% of the stated value of the shares of Series E Preferred. Dividends for the first year will be payable in advance.

The dates of the offering can be summarized as follows:

October 17, 2017	$1,100,000
October 20, 2017	200,000
October 23, 2017	75,000
October 25, 2017	40,000
October 27, 2017	25,000
November 3, 2017	350,000
November 6, 2017	500,000
November 17, 2017	710,000
Total	$3,000,000

In total the Company issued an aggregate of 300,000 shares of Series E Preferred Stock, 4,500,000 Warrants and with an aggregate of 600,000 shares of Common Stock issuable to investors in the Offering as dividends for Series E Preferred Stock.

The Warrants are five-year warrants to purchase shares of Common Stock at an exercise price of $1.20 per share, exercisable beginning six months after the date of issuance thereof. The Warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock.

The Company utilized the services of Garden State Securities, Inc., a FINRA-registered placement agent, for the Offering. In connection with the Final Closing, the Company paid such placement agent an aggregate cash fee of $240,000 and issued to such placement agent or its designees 240,000 Warrants.

The net proceeds to the Company from the Final Closing, after deducting the foregoing fees and other Offering expenses, are approximately $3,000,000.

In accordance with ASC 470, if debt or stock is issued with detachable warrants and/or stock, the guidance in ASC 470 requires that the proceeds be allocated to the instruments based on their relative fair values. The Company applied this guidance and recorded a deemed dividend of $531,692 as a result of a beneficial conversion feature. As the Company does not have any retained earnings this deemed dividend was netting against additional paid-in capital and the net accounting effect was none.

Common Stock Transactions

During the year ended December 31, 2017 and the year ended December 31, 2016, the Company issued, 12,932,508 and 263,217 shares of common stock, respectively. The fair values of the shares of common stock were based on the quoted trading price on the date of issuance.

Of the 12,932,508 shares issued during the year ended December 31, 2017, the Company:

1.	Issued 421,326 of these shares to Goldman Sachs as a result of their warrant agreement see note 6 Notes Payable and Convertible Notes;

2.	Issued 212,654 of these shares to an officer, see note 13 Equity and Incentive Plans;

3.	Issued 3,000,000 of these shares as part of the January 2017 offering, see below “Underwriting Agreements;”
4.	Issued 1,081,472 of these shares due to the conversion of Series C preferred stock, see above “Preferred Series C conversion,” then in July issued 29,126 shares to the Series C owners as a dividend;

5.	Issued 500,000 of these shares to Waste Services Industries, LLC, as a result of the CFS Group Acquisition, see note 3;

6.	Issued 58,863 of these shares to the outside members of our Board of Directors for services for a total expense of $90,000;

7.	Issued 2,000,000 of these shares as part of the June 2017 offering, then in July issued 300,000 of these shares as part of the over-allotment, see below “Underwriting Agreements;”

8.	Issued 5,000 of these shares to a vendor for services performed;

9.	Issued 66,500 of these shares previously accrued for loan fees payable in common stock at $191,000;

10.	Issued 86,769 and 423,000 of these shares as prepayment of first year dividends and shares as part of the investment unit in the August and September Series D Preferred Stock offering, respectively, see above “Series D;”

11.	Issued 403,865 of these shares for the purchase of the remaining 85% of MSTI. See Note 3;

12.	Issued 29,126 of these shares as dividends on the Series C preferred stock;

13.	Issued 350,000 of restricted shares, as a result of the DxT acquisition, see Note 3;
14.	Issued 1,868,833 of these shares as part of the November 2017 offering, see below “Underwriting Agreements;”
15.	Issued 1,000,000 of restricted shares, as a result of the Verifi Labs acquisition, see Note 3;
16.	Issued 325,000 of restricted shares, as a result of a termination of an investment agreement;
17.	Issued 800,000 of restricted shares, as a result of the Advanced Lignin Biocomposites, LLC acquisition, see Note 3;
18.

Issued 2,500 of these shares, as a result of a warrant exercise.

During the year ended December 31, 2017, in accordance with employment agreements with two officers, the Company has recorded approximately $3,400,000 of stock based compensation expense for the issuance of 3,452,861 common stock options. Under the employment agreements, these two officers are entitled to an annual bonus, payable in non-qualified stock options to purchase common stock of the Company in accordance with the Company’s 2016 Equity and Incentive, based upon the dollar value of acquisitions closed by the Company in a given year. Specifically, the officers combined are entitled to a number of options determined by multiplying the sum of the purchase prices and/or proceeds of all major transactions during the year by .08 (.02 and .06 for each officer, respectively), and such total shall then be divided by the average closing price of the common stock of the company, for the five consecutive trading days ending on the last trading day of the calendar year. Accordingly, the options are deemed granted and measured on the last day of the calendar year. The options have an exercise price equal to the closing price of the common stock on December 31, 2017. The Options will be exercisable for a period of five years. The options were valued used the Black/Scholes model and the significant assumptions used were; (i) stock price on date of grant of $1.06 (ii) exercise price of $1.06 (iii) time to maturity of 5 years (iv) annual risk free interest rate of 1.79% (v) annualized volatility of 158%.

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

On June 28, 2017, the Company entered into an underwriting agreement (the “June 2017 Underwriting Agreement”) with Roth Capital Partners, LLC and Joseph Gunnar & Co., LLC, with respect to the issuance and sale in an underwritten public offering (the “June 2017 Offering”) by the Company of an aggregate of 2,000,000 shares of the Company’s common stock, $0.025 par value per share and five year warrants to purchase up to 575,000 shares of Common Stock, including 75,000 warrants sold pursuant to the partial exercise of the underwriters’ over-allotment option with an exercise price of $1.90 per share (the “June 2017 Warrants”), at a combined public offering price of $1.75 per share of Common Stock and quarter-warrant. Pursuant to the Underwriting Agreement, the Company agreed to issue and sell to the Underwriters for an aggregate purchase price of $100 a warrant (the “Representatives’ Warrant”) to purchase up to 100,000 shares of Common Stock.

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

On November 29, 2017, the Company, entered into a Securities Purchase Agreement with five (5) accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Purchasers purchased 1,868,933 shares of the Company’s common stock, par value $0.025 per share at a price of $1.03 per share of Common Stock, 736,948 Series A Common Stock Purchase Warrants (the “Series A Warrants”), and 664,753 Series B Common Stock Purchase Warrants for an aggregate of $1,925,000. The Series A Warrants are exercisable immediately, at the price of $1.31 per share, and expire five years from the date of issuance. The Series B Warrants are exercisable on the date six months from the date of issuance, at the price of $1.31 per share, expiring five years from the initial exercise date.

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

The 500,000 warrants issued in the June 2017 Offering are exercisable for five years from issuance and have an exercise price equal to $1.90. The Warrants are listed on The NASDAQ Capital Market under the symbol “MRDNW.”

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

The 736,948 and 664,753 warrants issued in November as part of the November 29, 2017 securities purchase agreement are exercisable for 5 years and have an exercise price equal to $1.31.

The 4,740,000 warrants issued in the fourth quarter, as part of the Series E preferred stock offering are exercisable for 5 years and have an exercise price equal to $1.20.

The 1,000,000 warrants issued in November, as part of the Verifi Labs acquisition.

A summary of the status of the Company’s outstanding stock warrants for the year ended December 31, 2017 is as follows:

	Number of Shares	Average Exercise Price	Expiration Date
Outstanding - December 31, 2016	148,777	$3.02
Granted – January 30, 2017	3,112,871	5.16	January 31, 2022
Granted – June 30, 2017	500,000	1.90	June 30, 2022
Granted – June 30, 2017	100,000	2.19	June 30, 2022
Granted – July 11, 2017	75,000	1.90	July 11, 2022
Granted – July and August, 2017	2,227,800	1.44	July and August 2022
Granted – November 2017	1,401,701	1.31	November 2022
Granted – 4th Quarter 2017	4,740,000	1.20	4th Quarter 2022
Granted – November 2017	1,000,000	1.00	November 2022
Exercised	(2,500)	1.90
Exercised	(148,777)	3.02
Outstanding, December 31, 2017	13,154,872	$2.21
Warrants exercisable at December 31, 2017	12,490,119

A summary of the status of the Company’s outstanding stock warrants for the year ended December 31, 2016 is as follows:

	Number of Shares	Average Exercise Price	If exercised	Expiration Date
Outstanding - December 31, 2015	83,678	-	$449,518
Granted - Goldman, Sachs & Co.	65,099	$3.02	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2016	148,777	$3.02	$449,518	-
Warrants exercisable at December 31, 2016	148,777

Stock Options

A summary of the Company’s stock options as of and for the year ended December 31, 2017 are as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2016	12,250	$19.35	$4.78	4.84	-

For the year ended December 31, 2017:
Forfeited	778	19.35	$4.78	-	-

Outstanding at December 31, 2017	11,472	$19.35	$4.78	3.61	-

Outstanding and Exercisable at December 31, 2017	4,597	$19.35	$4.78	3.61	-

(1)	The aggregate intrinsic value is based on the $1.06 closing price as of December 31, 2017 for the Company’s Common Stock.

The following information applies to options outstanding at December 31, 2017:

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Number Exercisable	Exercise Price
$12.00	222	3.61	222	$12.00
$20.00	11,250	3.61	4,375	$20.00
	11,472	3.61	4,597

At December 31, 2017 there was $38,156 of unrecognized compensation cost related to stock options, with expense expected to be recognized ratably over the next 2 years.

A summary of the Company’s stock options as of and for the year ended December 31, 2016 is as follows:

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

NOTE 8 - INCOME TAXES

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

As of December 31, 2017, and December 31, 2016, we have NOL carryforwards of approximately $21,400,000 and $11,700,000, respectively, which, if unused, will expire in years 2035 through 2037.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate of 35% as follows for the periods ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Computed “expected” benefit	$(4,156,284)	$(4,288,757)
Effect of state income taxes, net of federal benefit	(714,178)	(612,680)
Change in rate	5,655,093	-
Return to provision adjustments	(4,213)	(4,188,543)
Other permanent difference	(812,652)	581,629
Change in valuation allowance	46,571	8,508,351

Total Income Tax Expense	$14,337	$-

The net deferred income tax asset was comprised of the following:

	Years Ended December 31,
	2017	2016
Noncurrent deferred income taxes:
Gross assets	$11,447,415	$11,434,760
Gross liabilities	(11,461,752)	(11,434,760)
Net deferred income tax liability	$(14,337)	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different year for tax and financial reporting purposes. The Components of the net deferred tax assets for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016
Depreciation and Amortization	$535,629	$893,726
Other	1,755	-
Stock Compensation	5,049,593	5,830,566
Unrealized Gain	-	(33,960)
Net Operating Loss	5,829,195	4,693,606
Less: Valuation allowance	(11,430,509)	(11,383,938)
Net deferred income tax liability	$(14,337)	$-

NOTE 9 - FAIR VALUE MEASUREMENT

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

The following table sets forth the liabilities at December 31, 2017 and 2016, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability – stock warrants	$1,250,000	$-	$-	$1,250,000
Fair value liability – Series C preferred stock	2,093,623	-	-	2,093,623

	$3,343,623	$-	$-	$3,343,623

In relation to the derivative liability – stock warrants, approximately $1,151,000 of the above balance is classified within liabilities held for sale with the remaining $99,000 being considered liabilities held for use.

See notes 6 and 7 for the rollforwards of derivative liability – stock warrants and fair value liability – Series C preferred stock, respectively.

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Contingent liability – Verifi acquisition	$1,957,225	-	-	$1,957,225
Derivative liability – ALB shortfall provision	2,307,363	-	-	2,307,363
	$4,264,588	-	-	$4,264,588

The roll forward of the Contingent liability – Verifi acquisition is as follows:

Balance December 31, 2016	$-
Issuance of contingent consideration in acquisition	2,220,683
Fair value adjustment	(263,458)
Balance December 31, 2017	1,957,225

The roll forward of the derivative liability – ALB shortfall provision is as follows:

Balance December 31, 2016	$-
Issuance of contingent consideration in acquisition	2,132,303
Fair value adjustment	175,060
Balance December 31, 2017	2,307,363

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are the result of impairment determinations or the initial determination of fair value of assets received and liabilities assumed upon the consummation of a business combination (see note 3). Outside of such business combination assets and liabilities, there were no assets or liabilities held for use where the carrying value of such assets or liabilities were measured at fair value on a non-recurring basis.

NOTE 10 - LEASES AND DEFINED CONTRIBUTION PLAN

The Company’s has entered into non-cancellable leases for its offices. These lease agreements commence on various dates from March of 2014 to March of 2017 and all expires on or before February of 2021. Future minimum lease payments at December 31, 2017 are as follows:

2018	$345,000
2019	326,000
2020	326,000
2021	54,000
2022	-
Thereafter	-
Total	$1,051,000

The Company has also entered into various other leases on a month to month basis for machinery and equipment. Rent expense amounted to approximately $275,000 and $41,000 for the years ended December 31, 2017 and 2016, respectively.

DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan in October of 2016. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 21 and after 3 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective October 2016 the Company implemented a discretionary employer match to the plan (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $0 and $0 for the years ended December 31, 2017 and 2016, respectively.

NOTE 11 - DISCONTINUED OPERATIONS

In order to increase access to cost-effective growth capital to help create shareholder value in our biomass innovation and healthcare businesses, in the fourth quarter of 2017, the Company committed to a plan to make available for immediate sale the waste management business. Management engaged in an active program to market the business which culminated with the reaching of a binding sales agreement in February 2018. Pursuant to the purchase Agreement, upon the closing of the Transaction, Buyer will pay Seller Parties $3.0 million in cash; satisfy $75.8 million of outstanding indebtedness under the Credit Agreement; and assume the Acquired Entities’ obligations under certain equipment leases and other operating indebtedness. At the Closing, Meridian will issue to Buyer a warrant to purchase shares of common stock, par value $0.025, of Meridian, equal to two percent of the issued and outstanding shares of capital stock of Meridian on a fully-diluted basis as of Closing (subject to adjustment as set forth in the Purchase Agreement) on such terms to be determined by Meridian and Buyer.

As all the required criteria for held for sale classification was met at December 31, 2017, the waste management business is classified as held for sale in the Consolidated Balance Sheets and reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented. Included in these results are the operations of a consolidated variable interest entity. See note 15.

The assets held for sale represent that entirety of the Mid-Atlantic and Midwest waste management segments historically disclosed by the Company. The Company will have no continuing involvement with the discontinued operations after the disposal date.

The following table contains select amounts reported in our Consolidated Statements of Income as discontinued operations:

Major Class of line items constituting pretax (loss) of discontinued operations:

	Years ended December 31,
	2017	2016

Total revenues	54,249,493	31,727,673
Total costs and expenses
Operating	38,823,945	20,119,447
Depreciation, depletion and amortization	20,421,905	7,587,034
Selling, general and administrative	6,735,843	4,679,149
Impairment Expense	6,014,213	1,255,267
Interest Expense	8,475,979	4,246,520
Other	901,050	(915,759)
Total costs and expenses	81,372,935	36,971,658
Pretax Loss from discontinued operations	(27,123,442)	(5,243,985)
(Provision) benefit for income taxes	(24,815)	(193,482)
Loss from discontinued operations	(27,148,257)	(5,437,467)

The following table presents the carrying value of the major categories of assets and liabilities of our waste business that are reflected as held for sale on our consolidated balance sheets at December 31, 2017 and 2016, respectively.

	December 31,
	2017	2016

Carrying amounts of the major classes of assets included in discontinued operations:
Current assets:
Cash	596,993	723,850
Short Term Investments - Restricted	-	1,953,969
Accounts Receivable	6,748,980	2,540,657
Other current assets	1,368,524	212,582
Total current assets held for sale	8,714,497	5,431,058

Noncurrent assets:
Property, plant and equipment	38,513,198	17,017,413
Landfill assets	19,781,123	3,278,817
Intangible assets	15,212,904	14,676,429
Goodwill	7,234,420	7,234,420
Other assets	190,741	190,521
Total noncurrent assets:	80,932,386	42,397,600

Carrying amounts of the major classes of liabilities included in discontinued operations:
Current liabilities:
Accounts payable and accrued expenses	6,950,590	2,827,048
Deferred revenue	5,501,273	3,431,869
Derivative Liability	-	1,133,373
Current portion of capital leases	1,490,431	-
Current portion of long term debt	1,450,506	1,635,380
Total current liabilities	15,392,800	9,027,670

Noncurrent liabilities:
Asset retirement obligation	2,623,899	5,299
Deferred tax liability	218,297	193,482
Capital leases payable, net of current	7,531,538	-
Long term debt, net of current	75,768,982	36,586,105
Total noncurrent liabilities	86,142,716	36,784,886

The following table presents the depreciation, amortization, accretion, capital expenditures and impairment expense for the discontinued operations for the years ended December 31, 2017 and 2016, respectively and also any significant operating or investing non-cash items for the years ended December 31, 2017 and 2016, respectively.

	December 31,
	2017	2016

Depreciation and amortization	20,421,905	7,587,034
Accretion expense	415,562	-
Impairment expense	6,014,213	1,255,267
Capital expenditures	3,250,000	6,200,000

Significant Noncash Operating and Investing Activities Related to Discontinued Operations

	December 31,
	2017	2016

Note payable incurred for acquisition	34,100,000	-
Common stock issued for acquisition	1,251,000	-
Property, plant and equipment additions financed by notes payable and capital leases	6,763,190	-

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

NOTE 13 - RELATED PARTY TRANSACTIONS

Accrued expenses

At December 31, 2016 included in accrued expenses on the consolidated balance sheet is approximately $1,280,000 of accrued bonus to the Company’s CEO. This amount was paid in 2017.

NOTE 14 - EQUITY AND INCENTIVE PLANS

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

The entire 212,654 shares fully cliff vested on January 1, 2017. The expense related to this award totaled $2,764,502 which was recognized ratably over the service period through December 31, 2016. Accordingly the stock based compensation related to this award for the year ended December 31, 2017 was nil.

The restricted stock roll forward is as follows:

	Shares	Fair Value

Unvested Restricted Stock balance, December 31, 2016	212,654	$13.00

Vested	(212,654)	$13.00

Unvested, December 31, 2017	-	$-

Unrecognized compensation cost at December 31, 2017 was nil.

NOTE 15 - VARIABLE INTEREST ENTITY

Included within the operations from discontinued operations is a consolidated variable interest entity. The CFS Group owns 20% of the Tri-City Recycling Center, (“TCR”), which has been treated as a variable interest entity in these condensed consolidated financial statements. TCR leases a facility to the Company used in the operation of the Tri-City Regional Landfill in Petersburg. The sole source of TCR’s revenues is lease payments from the Company. While the creditors of TCR do not have general recourse to the assets of the Company, there is an obligation to perform by the Company under the leases which collateralize mortgage obligations. The terms of the lease are for a period of 20 years with a 10 year renewal option. The lease includes an annual escalation in rent payments of 1.5%. The equity, income and any contributions or distributions of equity are reported under non-controlling interest in the consolidated financial statements of the Company. Total assets held for sale, liabilities held for sale, and gain or loss from discontinued operations of TCR in the consolidated financial statements at December 31, 2017 are approximately $400,000, $1,250,000, and $200,000, respectively.

NOTE 16 - SEGMENT AND RELATED INFORMATION

Historically, the Company had one operating segment. However, with the acquisition of The Mid-Atlantic segment during the nine months ended September 30, 2017, the Company’s operations were managed through two operating segments: Mid-Atlantic and Midwest regions. Both these segments are now included in discontinued operations. The Company has shifted its focus and now operates 2 new lines of business currently: technologies (the “Technologies Business”) through its wholly-owned subsidiary, Mobile Science Technologies, Inc.; and innovations (the “Innovations Business”) through its wholly-owned subsidiary, Attis Innovations, LLC. Meridian’s Technologies Business centers on creating community-based synergies through healthcare collaborations and software solutions and the Innovation Business strives to create value from recovered resources, through advanced byproduct technologies and assets found in downstream production. These two operating segments and corporate are presented below as its reportable segments.

Summarized financial information concerning our reportable segments for the nine months ended September 30, 2017 is shown in the following table:

	Service Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Technologies	$890,000	$(1,800,000)	$131,000	$-	$5,300,000	$9,100,000
Innovations	-	(575,000)	23,000	3,500	-	3,700,000
Corporate	-	(9,525,000)	70,000	150,000	-	1,200,000
Total	$890,000	$(11,900,000)	$224,000	$153,500	$5,300,000	$14,000,000

NOTE 17 - SUBSEQUENT EVENTS

Wilson Waste Purchase and Closing of Credit Agreement Amendment

On January 5, 2018 (the “Closing Date”), Meridian Waste Missouri, LLC (“Buyer”), a wholly owned subsidiary of Meridian Waste Solutions, Inc., entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with an individual, as Trustee of a Living Trust (the “Seller”), pursuant to which Buyer acquired from Seller all of Sellers’ right, title and interest in and to 100% of the membership interests (the “Membership Interests”) of Wilson Waste Systems, LLC, a Missouri limited liability company, which is a residential, commercial roll-off, and front load solid waste collection, transportation and disposal business. As consideration for the Membership Interests, the Buyer paid $3,655,000 to the Seller. The Purchase Agreement contains customary representations, warranties and covenants and closed upon satisfaction of customary closing conditions.

Amended Credit Agreement

On January 5, 2018 (the “Restatement Date”), the Company entered into the Third Amendment to Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”) by and among the Company, Meridian Waste Operations, Inc. (“Operations”), Here to Serve - Missouri Waste Division, LLC (“Missouri Waste”), Here to Serve - Georgia Waste Division, LLC (“Georgia Waste”), Meridian Land Company, LLC (“Meridian Land”), Christian Disposal, LLC (“Christian Disposal”), FWCD, LLC (“FWCD”), The CFS Group, LLC (“CFS”), The CFS Group Disposal & Recycling Services, LLC (“CFS Disposal”), RWG5, LLC (“RWG5”), Meridian Waste Missouri, LLC (“Meridian Missouri”), Attis Innovations, LLC (f/k/a Meridian Innovations, LLC) (“Innovations”) and DXT Medical, LLC (“DXT” and together with Operations, Missouri Waste, Georgia Waste, Meridian Land, Christian Disposal, FWCD, CFS, CFS Disposal, RWG5, Meridian Missouri and Innovations, the “Companies”), and certain subsidiaries of the Company, as Guarantors, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (the “Third Amendment”).

Pursuant to the Third Amendment, the Lenders thereunder have agreed to extend certain credit facilities to the Companies, in an aggregate amount not to exceed $3,655,000 of MDTL Term Loans (the “MDTL Term Loans”) for the purpose of funding the purchase of the Membership Interests and consented to such acquisition of Wilson Waste Systems, LLC, among other amendments, including with respect to issuance of equity securities and investments in the Company’s non-waste subsidiaries.

RedX Medical Purchase

Effective January 17, 2018, Mobile Science Technologies, Inc., a wholly owned subsidiary of Meridian Waste Solutions, Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among two individuals, as sellers (together, the “Sellers”), the Company and Mobile Science Technologies, Inc., as buyer (“Buyer”), pursuant to which Buyer acquired from Sellers all of Sellers’ right, title and interest in and to 100% of the membership interests (the “Membership Interests”) of Red X Medical LLC (“RedX”), a Georgia limited liability company that owns and operates a medical waste disposal business.

As consideration for the Membership Interests, on the sixtieth (60th) day following the Effective Date, the Buyer will reimburse. seller, who advanced certain funds to RedX, for all documented direct operating costs of the Company as well as all costs incurred by RedX in obtaining any permit to allow RedX to operate a medical waste disposal facility on the Real Property, in an amount of up to $75,000.

As additional consideration for the Membership Interests, so as long as the Post Closing Contingencies set forth in the Purchase Agreement have been satisfied, the Company will issue to the Sellers 100,000 shares of the Company’s restricted common stock, par value $0.025 per share (“Common Stock”) and Buyer will pay to the Sellers in cash the sum of $200,000.

For so as long as the Post Closing Contingencies have been satisfied by the Contingency Deadline, then on March 1st of 2020, 2021 and 2022, the Buyer shall pay a cash bonus (the “Cash Bonus”) to Sellers equal to twenty five percent (25%) of the positive combined earnings before interest, taxes and depreciation, excluding accounts receivables and capital expenditures as determined by RedX’s accountants (the “Positive CA EBITDA”) for the immediately preceding calendar year (“Tranche III”).

Amendment to Certificate of Incorporation (January 26, 2018)

On January 26, 2018, the Company amended its Certificate of Incorporation by filing the Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of New York (the “Amendment to Certificate”), which established 3,400 shares of the Series F Preferred Stock, par value $0.001 per share, having such designations, rights and preferences as set forth in the Series F Designations, as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Certificate of Incorporation and Bylaws.

The shares of Series F Preferred Stock have a stated value of $1,000 per share are convertible into Common Stock at a price of $1.00 per share (the “Conversion Price”), subject to certain adjustments pursuant to certain triggers, and earn dividends at the rate of 8% per annum, to be paid in cash or in shares of the Company’s common stock. The shares of Series F Preferred Stock rank senior to the Common Stock and do not have voting rights.

Sale of Waste Assets

Following the approvals of the Special Committee and the Meridian Board, on February 20, 2018, Seller Parties, Meridian Waste Acquisitions, LLC (“Buyer”), a Delaware limited liability company formed by Warren Equity Partners Fund II and Jeffrey S. Cosman, an officer, director and majority shareholder of Meridian (“Cosman”), entered into an Equity Securities Purchase Agreement (the “Purchase Agreement”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, Buyer will purchase from Seller all of the membership interests in each of the direct wholly-owned subsidiaries of Seller (the “Acquired Parent Entities” and together with each direct and indirect subsidiary of the Acquired Parent Entities, the “Acquired Entities”), which constitute the Waste Business, and each such Acquired Parent Entity will continue as wholly-owned subsidiary of Buyer (the “Transaction”).

Pursuant to the Purchase Agreement, upon the closing of the Transaction (the “Closing”), Buyer will pay Seller Parties $3.0 million in cash; satisfy $75.8 million of outstanding indebtedness under the Credit Agreement; and assume the Acquired Entities’ obligations under certain equipment leases and other operating indebtedness. Following the Closing, the Seller Parties expect they would retain approximately $7 million of outstanding indebtedness under the Credit Agreement and all other assets and obligations of Meridian, the Technologies Business and the Innovations Business. At the Closing, Meridian will issue to Buyer a warrant to purchase shares of common stock, par value $0.025, of Meridian, equal to two percent of the issued and outstanding shares of capital stock of Meridian on a fully-diluted basis as of Closing (subject to adjustment as set forth therein and as more fully described in the Purchase Agreement) on such terms to be determined by Meridian and Buyer. The Purchase Agreement also provides for Meridian shareholders who properly exercise dissenters’ rights under New York law to seek appraisal in accordance with the New York Business Corporation Law, as amended.

The consummation of the Transaction is subject to customary and other closing conditions, including (i) receiving the approval of holders of at least two-thirds majority of the voting power of the outstanding Company common stock pursuant to the New York Business Corporation Law (the “Meridian Shareholder Approval”), (ii) the Buyer receiving the proceeds of its debt financing, and (iii) the absence of legal restraints preventing the consummation of the Transaction.

The Purchase Agreement contains certain customary covenants, including covenants providing (i) for each of the parties to use reasonable best efforts to cause the transaction to be consummated and (ii) for the Seller Parties to cause the Acquired Entities to conduct their business in the ordinary course consistent with past practice during the interim period between the execution of the Purchase Agreement and completion of the Transaction. The Purchase Agreement also provides that during the period before the Meridian Shareholder Approval is obtained, the Board of Directors of Meridian can consider an unsolicited alternative proposal that it concludes in good faith is more favorable from a financial point of view to the shareholders of Meridian than the Transaction.

The Purchase Agreement contains certain customary termination rights of Seller Parties and Buyer.

In addition, Buyer may terminate the Purchase Agreement if (A) the shareholders representing the requisite majority for the Meridian Shareholder Approval and the written consent of Seller’s sole shareholder shall not have been delivered to the Buyer and the Seller Parties by 12:00 p.m. Eastern Time on the third business day immediately following the date of the Purchase Agreement and (B) at any time prior to the 21st day from the date of the Purchase Agreement, if the Buyer shall have discovered any matter, condition, or circumstance with respect to the Acquired Entities or the business of the Acquired Entities during its due diligence investigation that has a material effect, in the Buyer’s sole discretion, on the Buyer’s willingness to proceed with the transactions contemplated herein and in the other transaction documents under the terms and conditions set forth therein. The Purchase Agreement contains specified termination rights for the parties and provides that, in connection with the termination of the Purchase Agreement under specified circumstances, Seller Parties will be required to pay to Buyer a “termination fee” up to $3.5 million plus certain fees and expenses of Buyer.

Series F Offering

In connection with a private placement offering (the “Offering”), Meridian Waste Solutions, Inc. received $2,250,000 in funding, for the issuance of an aggregate of (i) 2,500 shares of Series F Preferred Stock, par value $0.001 per share, with a stated value of $1,000 per share (the “Series F Preferred Stock”); and (ii) 5,319,143 Series A warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.025 per share (“Common Stock”), pursuant to the Company’s entry into a definitive securities purchase agreement (the “Securities Purchase Agreement”) with each of five (5) accredited investors. The closing of the Offering is occurred in February of 2018.

The Company utilized the services of Garden State Securities, Inc., a FINRA-registered placement agent, for the Offering. In connection with the closing of the Offering (the “Closing”), the Company paid such placement agent an aggregate cash fee of $180,000, the Company will reimburse the Placement Agent $40,000 for its legal expenses and the Placement Agent will receive warrants, in substantially the same form as the Warrants, to purchase 200,000 shares of Common Stock. The net proceeds to the Company from the Closing, after deducting the foregoing fees and other Offering expenses, was approximately $1,920,000.

Effective February 21, 2018, in connection with the Offering, the Company and the Investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company shall prepare and, as soon as practicable, but in no event later than 10 days from the date of the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2017, file with the Securities and Exchange Commission (the “SEC”) an initial Registration Statement on Form S-3 covering the resale of all shares of Common Stock comprising the Units, including shares of Common Stock underlying the Warrants, or the largest amount thereof permissible. The Company shall use its best efforts to have such initial Registration Statement, and each other Registration Statement required to be filed pursuant to the terms of the Registration Rights Agreement, declared effective by the SEC as soon as practicable.

Amendment to Certificate of Incorporation (February 22, 2018)

On February 22, 2018, the Company submitted for filing with the Secretary of State of the State of New York the Certificate of Amendment of the Certificate of Incorporation of the Company, in the form attached as Exhibit 3.1 hereof, (the “Amendment to Certificate”), which amended the designations, rights and preferences of the Series F Preferred Stock, as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Certificate of Incorporation and bylaws.

The shares of Series F Preferred Stock have a stated value of $1,000 per share are convertible into Common Stock at a price of $0.94 per share, subject to adjustment (the “Conversion Price”) and earn dividends at the rate of 8% per annum. In addition, on each Trigger Date, the Conversion Price shall be reduced, and only reduced, to the lesser of (x) the then Conversion Price, as adjusted and taking into consideration any prior resets, or (y) the greater of (A) the Floor Price and (B) 90% of the quotient of (I) the sum of the VWAP of the Common Stock for each of the five (5) Trading Days with the lowest VWAP of the Common Stock during the twenty (20) consecutive Trading Day period ending and including the Trading Day immediately preceding such Trigger Date, divided by (II) five (5) (the “Reset Conversion Price”, which shall thereafter be the new Conversion Price, subject to further adjustment hereunder, and such 20 Trading Day period shall be referred to herein as a “Measurement Period”). Any adjustment to the Conversion Price pursuant to the occurrence of a Trigger Date shall be effective retroactively to the date of original issuance of the Series F Preferred. “Floor Price” means $0.20 or such lower price as mutually agreed to by the Company and the purchasers of a majority in interest of the securities issued pursuant to the Offering and then outstanding (subject to the prior consent of the Nasdaq Stock Market before the effective date of any such voluntary reduction).

The shares of Series F Preferred Stock rank senior to the Common Stock and do not have voting rights.

Shareholder Vote

On February 23, 2018, certain shareholders of the Company holding in aggregate approximately 66.78% of the outstanding voting shares of the Company as of the record date, February 19, 2018, executed an irrevocable written consent approving the following actions: (the “Written Consent”):

1.	the sale of the membership interests of each of the direct wholly-owned subsidiaries of Seller (collectively, the “Acquired Parent Entities”), comprising, with the Acquired Parent Entities’ subsidiaries (collectively, with the Acquired Parent Entities, the “Acquired Entities”), the Company’s Waste Business and constituting substantially all of the assets of the Company, pursuant to the terms and conditions set forth in the Purchase Agreement and the consummation of the transactions described therein; and

2.	the amendment of the Company’s Certificate of Incorporation, as amended, upon the closing of the Transaction to change the Company’s corporate name from Meridian Waste Solutions, Inc. to Attis Industries Inc.

Note Payable

In February of 2018, the Company added a note payable of approximately $2,500,000, to be paid back in weekly installments for 12 months starting from the funding date. The Company has the option to prepay the note at certain times, If the Company chooses this option, it will reduce the amount of interest cost associated with this note.

Nasdaq Notices of Non-compliance with Continued Listing Requirements

On February 21, 2018, the Company was notified that it was not in compliance with the Continued Listing Requirements of The Nasdaq Capital Market (“Nasdaq”) because the Company did not satisfy the stockholders’ equity requirement of at least $2.5 million before February 20, 2018. The Company has filed for an appeal with Nasdaq’s hearings panel, which is expected to take place in April 2018.

Additionally, on April 5, 2018, the Company was notified that by Nasdaq that the Company’s closing bid price for the last 30 consecutive business days was less than $1.00 per share. As a result, the Company does not satisfy the continued listing requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 581(c)(3)(A) provides a compliance period of 180 calendar days to regain compliance.

