Form 10-Q
period 2018-03-31
Attis Industries Inc.
filed 2018-05-16
CIK 949721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-13984

ATTIS INDUSTRIES INC.

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

As of May 14, 2018, there were 17,786,298 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ATTIS INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:

Cash and cash equivalents	$1,013,180	$400,223
Accounts receivable, net of allowance	731,085	861,031
Prepaid expenses	505,083	334,603
Other current assets	6,450	6,450
Current assets held for sale	9,513,601	8,714,497

Total current assets	11,769,399	10,316,804

Property and equipment, at cost net of accumulated depreciation	3,029,066	333,499

Other assets:

Contract deposits	-	536,076
Other deposits	152,544	162,206
Goodwill	5,279,207	5,279,207
Capitalized software	97,516	108,767
Patents	4,894,470	3,141,796
Customer list, net of accumulated amortization	2,447,250	2,718,300
Website, net of accumulated amortization	25,582	27,117

Total other assets	12,896,569	11,973,469

Total noncurrent assets held for sale	87,042,249	80,932,386

Total assets	$114,737,283	$103,556,158

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$2,004,208	$1,777,355
Accrued expenses	3,267,275	820,458
Notes payable, related parties	6,891	6,891
Derivative and other fair value liabilities	11,180,347	2,307,363
Current portion - capital leases payable	21,455	25,999
Current portion - long term debt	4,820,629	8,502,387
Current liabilities held for sale	17,423,578	84,227,518

Total current liabilities	38,724,383	97,667,971

Long-term liabilities:
Contingent consideration liability	1,929,936	1,957,226
Deferred tax liability	14,337	14,337
Deferred rent	53,055	53,418
Long term debt, net of current	8,364,660	1,977,707
Noncurrent liabilities held for sale	90,704,394	17,307,998

Total long-term liabilities	101,066,382	21,310,686

Total liabilities	139,790,765	118,978,657

Preferred Series E stock, cumulative, stated value $100 per share, par value $.001, 300,000 shares authorized, 223,950 and 300,000 shares issued and outstanding, respectively	2,676,892	1,253,476
Preferred Series F stock, cumulative, stated value $1,000 per share, par value $.001, 2,500 shares authorized, 2,500 and -0- shares issued and outstanding, respectively	-	-

Shareholders' deficit:
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, 0 and 0 issued and outstanding	-	-
Preferred Series C stock, stated value $100 per share	-	-
Preferred Series D stock, cumulative, stated value $100 per share, par value $.001, 141,000 shares authorized, 106,950 and 141,000 shares issued and outstanding, respectively	1,269,511	531,691
Common stock, par value $.025, 75,000,000 shares authorized, 17,184,641 and 14,658,979 shares issued and 17,131,141 and 14,647,749 shares outstanding, respectively	429,299	366,156
Common stock to be issued	39,479	720,147
Treasury stock, at cost, 11,500 shares	(224,250)	(224,250)
Additional paid in capital	55,539,399	65,532,467
Accumulated deficit	(88,247,178)	(85,061,593)
Total Meridian Waste Solutions, Inc. shareholders' deficit	(31,193,740)	(18,135,382)
Noncontrolling Interest	3,463,366	1,459,407
Total equity	(27,730,374)	(16,675,975)

Total liabilities and shareholders' deficit	$114,737,283	$103,556,158

ATTIS INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue
Services	$788,218	$-

Total revenue	788,218

Cost and expenses:
Operating	856,490	-
Bad debt expense	717,231	-
Depreciation and amortization	432,480	19,744
Selling, general and administrative	3,609,142	1,934,303

Total cost and expenses	5,615,343	1,954,047

Other income (expenses):
Unrealized gain (loss) on change in fair value of derivative and other fair value liabilities	2,316,360	(816,997)
Unrealized gain from change in fair value of contingent consideration	27,290	-
Gain on extinguishment of debt	-	2,911,361
Interest income	1,892	-
Interest expense	(301,729)	(192,513)

Total other income	2,043,813	1,901,851

Loss before income taxes	(2,783,312)	(52,196)

Provision for income taxes	-	-

Loss from continuing operations	$(2,783,312)	$(52,196)

Discontinued Operations
Loss from operations of discontinued operations	$(544,145)	$(2,970,494)

Consolidated Net Loss	$(3,327,457)	$(3,022,690)

Net (gain) loss attributable to noncontrolling interest	$(141,872)	$32,160

Net loss available to common shareholders	$(3,185,585)	$(3,054,850)

Deemed dividend related to beneficial conversion feature and accretion of a discount on Series C Preferred Stock	$-	$(2,115,317)

Deemed dividend related to Series A and B warrants down round provision	$(9,648)	$-

Deemed dividend related to Series D and E warrants down round provision	$(234,912)	$-

Deemed dividend related to extinguishment of Series D and E Preferred Stock	$(2,626,873)	$-

Deemed dividend related to conversion of Series D Preferred Stock	$(212,230)	$-

Deemed dividend related to conversion of Series E Preferred Stock	$(386,978)	$-

Deemed dividend related to issuance of Series F Preferred Stock	$(4,214,073)	$-

Net loss attributable to common stockholders	$(10,870,299)	$(5,170,167)

Earnings per common share (basic and diluted):
Loss from continuing operations	(0.60)	(0.42)
Loss from discontinued operations	(0.03)	(0.57)
Net loss per common share	$(0.63)	$(0.99)

Weighted average number of shares outstanding (Basic and Diluted)	17,358,891	5,167,578

ATTIS INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	3 Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net loss	$(3,327,457)	$(3,022,690)
Adjustments to reconcile net loss to net cash (used in) provided from operating activities:
Depreciation and amortization	432,480	2,998,766
Interest accretion on landfill liabilities	-	56,401
Amortization of capitalized loan fees & debt discount	339,555	150,684
Unrealized (gain)/loss on fair value and derivative liabilities	(2,308,182)	554,112
Unrealized gain from change in fair value of contingent consideration	(27,290)	-
Bad debt expense	757,320	178,488
Deferred tax expense	-	101,613
Stock and Options issued to employees and consultants for compensation	179,359	27,375
Gain on extinguishment of debt	-	(2,654,821)
Loss (Gain) on disposal of equipment	-	(841)
Changes in working capital items net of acquisitions:
Accounts receivable, net of allowance	(1,201,863)	(924,962)
Prepaid expenses and other current assets	(447,909)	(324,244)
Contract deposits	36,076	-
Other deposits	9,662	-
Accounts payable and accrued expenses	3,400,113	(1,383,897)
Deferred compensation	-	(769,709)
Deferred revenue	386,111	1,050,524
Deferred Rent	(364)	-

Net cash used in operating activities	(1,772,389)	(3,963,201)

Cash flows from investing activities:
Investment in CFS Group of Companies	-	(3,933,276)
Landfill additions	(909,538)	(12,333)
Acquisition of property, plant and equipment	(995,620)	(1,403,896)
Purchases of short-term investments	-	13,447

Net cash used in investing activities	(1,905,158)	(5,336,058)

Cash flows from financing activities:
(Repayments) borrowings on notes due related parties	-	(253,000)
Proceeds from loans	3,325,000	569,212
Proceeds from issuance of common stock, net of fees	-	10,764,931
Proceeds from issuance of Series F Preferred Stock and Series A Warrants net of placement fees of $248,000	2,002,000	-
Proceeds from warrant exercise	4,750	-
Dividend distribution to non-controlling shareholders	(36,927)	-
Principal payments on capital lease	(294,657)	(67,291)
Principal payments on notes payable	(762,478)	(1,259,503)

Net cash provided from financing activities	4,237,688	9,754,349

Net change in cash	560,141	455,090

Beginning cash	997,216	823,272

Ending cash	$1,557,357	$1,278,362

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$2,559,789	$1,497,429

Supplemental Non-Cash Investing and Financing Information:

Note payable incurred for acquisition	$3,692,000	$34,100,000
Common stock issued for consideration in an acquisition	$545,700	$1,390,000
Retirement of Preferred Stock C and related top off provision through the issuance of Common Stock C (and related derivative liability)	$-	$2,644,951
Property, plant and equipment additions financed with notes payable and capital leases	$577,194	$195,646
Deemed dividend related to beneficial conversion feature of Series C Preferred Stock	$-	$2,115,317
Deemed dividend related to Series A and B warrants down round provision and reclass to derivative liability	$1,242,735	$-
Deemed dividend related to Series D and E warrants down round provision and reclass to derivative liability	$3,722,357	$-
Deemed dividend related to extinguishment of Series D and E Preferred Stock	$2,626,873	$-
Deemed dividend related to conversion of Series D Preferred Stock	$737,820	$-
Deemed dividend related to conversion of Series E Preferred Stock	$1,423,416	$-
Deemed dividend related to issuance of Series F Preferred Stock	$4,214,073	$-

Attis Industries Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND ORGANIZATION

An amendment to the Company’s certificate of incorporation to change the name of the Company to Attis Industries Inc. became effective on April 23, 2018.

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

(3) Meridian Land Company, LLC (“MLC”), a Georgia Limited Liability Company;

(4) Christian Disposal, LLC and subsidiary (“CD”), a Missouri Limited Liability Company;

(5) The CFS Group, LLC;

(6) The CFS Group Disposal & Recycling Services, LLC; and

(7) RWG5, LLC

Attis Industries Inc. f/k/a Meridian Waste Solutions, Inc. (the “Company” or “Attis”) is now an innovative technology company which focuses on biomass innovation and healthcare technologies. Attis generally operates two lines of business currently: technologies (the “Technologies Business”) through its wholly-owned subsidiary, Mobile Science Technologies, Inc.; and innovations (the “Innovations Business”) through its wholly-owned subsidiary, Attis Innovations, LLC. Attis’ Technologies Business centers on creating community-based synergies through healthcare collaborations and software solutions and the Innovation Business strives to create value from recovered resources, through advanced byproduct technologies and assets found in downstream production. The Technologies Division of the Company, sometimes referred to herein as “Attis Healthcare”, includes our healthcare group. Our healthcare group focuses on improving patient care and providing cost-saving opportunities through innovative, compliant, and comprehensive diagnostic and therapeutic solutions for patients and healthcare providers. We offer a broad portfolio of what we believe to be best-in-class solutions, combined with insight and expertise, to give providers tools that lead to healthier patients and communities. Attis Healthcare offers products and services in a variety of areas, including hospital consulting services for both laboratory services and emergency department revenue enhancement, polymerase chain reaction (“PCR”) molecular testing, pharmacogenetics (“PGx”) testing, and medication therapy management.

The Company’s operations held for use operate under the following Limited Liability Companies:

(1) Mobile Science Technologies, Inc. (referred to herein as “Attis Healthcare”); and

(2) Attis Innovations, LLC

Basis of Presentation

The accompanying condensed consolidated financial statements of Attis Industries Inc. and its subsidiaries (collectively called the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the Company as filed with the SEC. The consolidated balance sheet at December 31, 2017 contained herein was derived from audited financial statements, but does not include all disclosures included in the Form 10-K for Attis Industries Inc., and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been omitted or condensed.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of the unaudited condensed financial statements as of March 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2018 have been made. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for a full year.

As noted in NOTE 3, the Company entered into a share exchange agreement with Mobile Science Technologies, Inc., a Georgia corporation (“MSTI”) which was deemed to be an entity under common control during the second quarter of 2017. Accordingly, the consolidated financial statements have been retrospectively adjusted to furnish comparative information for all periods presented in accordance with Accounting Standards Codification (ASC) 805. Specifically, the consolidated financial statements include the financial information of MSTI for all periods presented.

Basis of Consolidation

The condensed consolidated financial statements for the three months ended March 31, 2018 include the operations of the Company and its wholly-owned subsidiaries and a Variable Interest Entity (“VIE”) owned 20% by the Company (and included in discontinued operations) and a VIE owned approximately 70% by the Company (included in continuing operations).

All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern, Liquidity and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have experienced recurring operating losses in recent years. Because of these losses, the Company had negative working capital of approximately $19,000,000 at March 31, 2018, excluding current assets and current liabilities held for sale. The conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the working capital deficit can be satisfied with additional capital raises, cash on hand at March 31, 2018, the sale of the waste services division, and the growth of our innovations and technology division. There is no assurance the Company will be successful in implementing its strategy.

On February 20, 2018, Attis Industries Inc. signed an agreement with Warren Equity Partners (“WEP”), which closed on April 20, 2018, to sell the waste operations of the Company to WEP. As part of this sale the Company will be able to eliminate a majority of its debt, as well as the approximately $11,000,000 annual debt service payments. The Company received $3,000,000 in cash as part of the sale. We also have a revised credit agreement from our primary lender with more favorable terms this will help to execute our growth strategy without the encumbrances of the substantial debt and recurring losses of the waste operations.

Post-close the Company will focus on growing its Innovations and Technology divisions. In anticipation of the sale of the waste division the Company purchased Verifi Labs in November of 2017. Additionally, we are in the process of setting up a federal lab and also a commercial lab, both of which we expect to be operational in May of 2018.

As of March 31, 2018 the Company had approximately $1,000,000 in cash, in its continued operations, to cover its short term cash requirements. The Company is still evaluating raising additional capital through the public markets as well as looking for capital partners to assist with operating activities and growth strategies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2018 and 2017 the Company had no cash equivalents.

In our Consolidated Statement of Cash Flows, cash and cash equivalents includes cash presented within assets held for sale within the Consolidated Balance Sheets. A reconciliation of cash and cash equivalents per the Consolidated Balance Sheets and per the Statements of Cash Flow are as follows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents – balance sheet	1,013,180	141,679
Cash included in assets held for sale - balance sheet	544,177	1,136,683
Cash and cash equivalents – statements of cash flow	1,557,357	1,278,362

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, account payable, accrued expenses, contingent consideration arrangement, shortfall provision payable and notes payable. The carrying amount of these financial instruments approximates fair value due to length of maturity of these instruments.

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering of the rights and obligations of each instrument.

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

See Notes 6, 7 and 8 for a description and valuation of the Company’s derivative instruments.

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. No impairments were noted during the three months ended March 31, 2018 and 2017.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The Company has deferred tax liabilities related to its intangible assets, which were approximately $14,000 as of March 31, 2018.

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

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At March 31, 2018, and December 31, 2017 the Company had approximately $1,400,000 and $860,000 of gross trade receivables, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At March 31, 2018 and December 31, 2017 the Company had approximately $700,000 and $0 recorded for the allowance for doubtful accounts, respectively.

Property and equipment

Property and equipment are recorded at its historical cost. The cost of property and equipment is depreciated over the estimated useful lives (ranging from 5 -39 years) of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs will be capitalized and expensed if it benefits future periods.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. In accordance with Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if indicators of impairment are present. The Company performs its annual goodwill impairment analysis as of November 30, and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company adopted ASU 2017-04, “Intangibles - Goodwill and Other: Topic 350: Simplifying the Test for Goodwill Impairment”, which eliminated step two from the goodwill impairment test. In assessing impairment on goodwill, the Company first analyzes qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors the Company assesses include long-term prospects of its performance, share price trends and market capitalization and Company-specific events. If the Company concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the Company does not need to perform the quantitative impairment test. If based on that assessment, the Company believes it is more likely than not that the fair value of the reporting unit is less than its carrying value or the Company decides to opt out of this step, a quantitative goodwill impairment test will be performed by comparing the fair value of each reporting unit to its carrying value. A goodwill impairment charge is recognized for the amount by which the reporting unit’s fair value is less than its carrying value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. No impairment was recorded for the quarter ended March 31, 2018.

Revenue Recognition

The Company adopted Financial Accounting Standards Board ("FASB") ASC Topic 606 ("ASC 606"), Revenue from Contracts with Customers and its amendments with a date of the initial application of January 1, 2018. ASC Topic 606 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods and services.

The Company applied the modified retrospective approach under ASC 606 which allows for the cumulative effect of adopting the new guidance on the date of initial application. Use of the modified retrospective approach means the Company's comparative periods prior to initial application are not restated. The initial application was applied to all contracts at the date of the initial application. The Company has determined that the adjustments using the modified retrospective approach did not have a material impact on the date of the initial application along with the disclosure of the effect on prior periods.

Revenue from continuing operations consisted of referral and management related lab testing fees of $758,000 and management fees related to the management of laboratory services of $30,000.

In relation to the lab testing fees, the Company receives revenues from the referral of blood and toxicology testing services. As compensation for the referral and management services rendered hereunder, the Company gets paid a percentage of the net collected revenue of the hospital outreach laboratory as it pertains to samples processed as part of its outpatient outreach program. The amount of revenue varies based off the sample type. Our earned fees are paid weekly based upon all the net collected revenue received by the hospital during the period following the previous payment date. The Company recognizes revenue when the performance obligation when the testing has occurred as that completes our performance obligation. There are no variable consideration estimates, service type warranties or other significant management estimates related to our recognition of this revenue.

In relation to our management service agreement revenue, the Company manages a hospital’s laboratory and serves as the sole and exclusive provider of non-patient lab administrative and management consulting services including the day-to-day management assistance, administrative and support services for, and on behalf of the laboratory related to the operation of its facility. In this arrangement, the management fee is a fixed monthly amount that does not vary with the number of procedures performed. This service is governed by a management service agreement and our performance obligation is the performance of the management services. There are no variable revenue components and revenue is recognized ratably over the month as the services are performed. The Company does not offer any service type warranties and there are no other significant management estimates related to our recognition of this revenue.

Revenue related to our discontinued operations consists of solid waste services performed including the collection, hauling, transfer, disposal of waste and landfill services. The Company primarily focused on residential and commercial waste disposal and hauling and has contracts with various cities and municipalities in Missouri and Virginia. Our performance obligations under these contracts tend to be singular in nature such as period pick ups at specified times or the physical storing of waste. Our pricing is fixed and contractually stated with any variable revenue components such as discounts and rebates being immaterial to revenue as a whole. Revenue is recognized as the service is performed which for periodic pick up is ratably over the pick up period and for transfer and disposal services it is when such transfer and disposal has taken place.

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

At March 31, 2018 the Company had outstanding stock warrants and options for 18,671,515 and 11,472 common shares, respectively. Also, at March 31, 2018 the Company had outstanding Preferred Stock Series D, E and F convertible in to 1,069,500, 2,239,500 and 2,659,574 shares, respectively. These are not presented in the consolidated statements of operations as the effect of these shares is anti- dilutive.

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

The Company recorded stock based compensation expense of approximately $180,000 and $27,000 during the three months ended March 31, 2018 and 2017, respectively, which is included in compensation and related expense on the statement of operations.

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

The Company adopted this guidance in the first quarter of 2018 and it did not have a significant impact an impact on the financial statements.

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 are both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. The amendments will be applied using a retrospective transition method to each period presented. The Company adopted these guidances in the first quarter of 2018 and it did not have a significant impact on its financial statements.

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

Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Entities will have to assess the realizability of such deferred tax assets in combination with the entities other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and for interim periods within that reporting period. In the first quarter of 2018, the Company will elect to adopt the measurement alternative, which will apply this ASU prospectively, for its equity investments that do not have readily determinable fair values. The Company adopted this guidance in the first quarter of 2018 and it did not have a significant impact on its consolidated financial statements.

NOTE 3 – ACQUISITIONS

Wilson Waste Purchase and Closing of Credit Agreement Amendment

On January 5, 2018 (the “Closing Date”), Meridian Waste Missouri, LLC (“Buyer”), a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with an individual, as Trustee of a Living Trust (the “Seller”), pursuant to which Buyer acquired from Seller all of Sellers’ right, title and interest in and to 100% of the membership interests (the “Membership Interests”) of Wilson Waste Systems, LLC, a Missouri limited liability company, which is a residential, commercial roll-off, and front load solid waste collection, transportation and disposal business. As consideration for the Membership Interests, the Buyer paid $3,655,000 to the Seller.

The assets acquired are included in assets held for sale and their operations are part of discontinued operations.

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

The calculation of purchase price, including measurement period adjustments, is as follows:

Cash paid	$3,655,000
Total	$3,655,000

The following table summarizes the estimated fair value of the Wilson Waste assets acquired at the date of acquisition:

Trucks	$895,900
Containers	94,967
Machinery and equipment	9,000
Non-compete	100,000
Customer list	2,555,133
Total	$3,655,000

During the three months ended, March 31, 2018, the Company also entered into a series of agreements that resulted in variable interest entity accounting related to American Science Technology, Corp. Please see Note 14.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

	March 31, 2018	December 31, 2017
Building & Leasehold improvements	2,809,425	49,603
Computer equipment	219,593	205,767
Machinery, & equipment	148,748	156,656

Total cost	3,177,766	412,026

Less accumulated depreciation	(148,700)	(78,527)

Net property and equipment	$3,029,066	$333,499

Depreciation expense for the three months ended March 31, 2018 and 2017 was approximately $70,000 and $20,000, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following tables set forth the intangible assets, both acquired and developed, including accumulated amortization as of March 31, 2018:

	March 31, 2018
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Customer lists	4.58 years	$2,809,000	$361,750	$2,447,250
Patents	18.35 years	4,996,983	102,513	4,894,470
Capitalized software	2.33 years	135,021	37,505	97,516
Website	3.75 years	30,699	5,117	25,582
		$7,971,703	$506,885	$7,464,818

Amortization expense, amounted to approximately $360,000 and $0 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

The Company had the following long-term debt from continuing operations, excluding liabilities held for sale:

	December 31, 2017	March 31, 2018
Goldman Sachs - Tranche A Term Loan - LIBOR Interest on loan date plus 8%, 9.65% at March 31, 2018	$7,083,257	$7,815,668
Promissory note payable to a bank, unsecured, bearing interest at a variable rate, 4.75%, at March 31, 2018 with a floor of 4.75% due on demand	1,000,000	1,000,000
Promissory note payable to a bank, unsecured, bearing interest at 5.5%, due on demand	299,578	299,578
Promissory note payable to a bank, unsecured, bearing interest at a variable rate, 5%, at March 31, 2018 with a floor of 5.00% due in monthly installments of $12,300, maturing August 2022	622,259	604,768
Note payable, see description below	-	2,920,691

Less: deferred loan costs	-	(930,416)
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000

Total debt	10,480,094	13,185,289
Less: current portion	(8,502,387)	(4,820,629)
Long term debt less current portion	$1,977,707	$8,364,660

Goldman Sachs Credit Agreement

On April 20, 2018, the Company closed a Second Amended and Restated Credit and Guaranty Agreement, see Note 16.

On February 15, 2017, the Company closed an Amended and Restated Credit and Guaranty Agreement (as amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated April 28, 2017, the “Credit Agreement”). The Credit Agreement amended and restated the Credit and Guaranty Agreement entered into as of December 22, 2015 (“Prior Credit Agreement”).

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

At March 31, 2018, the Company had a total outstanding gross balance of approximately $83,866,000 consisting of the Tranche A Term Loan, Tranche B and draw of the Revolving Commitments, of which approximately $75.8 million is classified as liabilities held for sale as it relates to the discontinued operations (and subsequent to year end transferred with the sale of such operations) and approximately $8.1 million is classified as held for use. The loans are secured by liens on substantially all of the assets of the Company and its subsidiaries. Tranche A Term Loan, Tranche B and all revolving commitments have a maturity date of December 22, 2020 with interest paid monthly at an annual rate of approximately 9% (subject to variation base on changes in LIBOR or another underlying reference rate), on the Tranche A Term Loan and revolving commitments. Interest is accrued at an annual rate of 12.5% on the Tranche B loan. In addition, there is a commitment fee paid monthly on the Multi-Draw Term Loans and Revolving Commitments at an annual rate of 0.5%. The Company has adopted ASU 2015-03 and is showing loan fees net of long-term debt on the consolidated balance sheet.

The amounts borrowed pursuant to the Loans are secured by a first position security interest in substantially all of the Company’s and subsidiaries assets.

In December of 2015 the Company incurred $1,446,515 of issuance cost related to obtaining the notes. In February 2017, the Company incurred an additional $1,057,950 of debt issuance costs related to the amendment and restatement of these notes. These costs are being amortized over the life of the notes using the effective interest rate method. At March 31, 2018 and December 31, 2017, the gross unamortized balance of the debt discount and issuance costs was $3,933,544 and $3,223,158 related to debt held for use), respectively.

As of March 31, 2018 and at certain times thereafter, the Company was in violation of covenants within its credit agreement with Goldman, Sachs & Co. Such covenant failures included, maintaining certain leverage and EBITDA ratios, exceeding maximum corporate overhead, exceeding maximum growth capital expenditures, and maintaining certain liquidity. As part of the agreement to sell the waste assets to Warren Equity Partners Fund II, $75.8 million of our indebtedness to Goldman Sachs & Co. will be satisfied with approximately $8.1 million remaining with the Company. Also, upon the closing of this agreement, the Company executed a new amended and restated credit agreement with Goldman Sachs & Co., which amended, restated and supersede all covenants in the prior agreement. See Note 15 - Subsequent Events for further discussion.

Subordinated debt

In connection with the acquisition with Meridian Waste Services, LLC on May 15, 2014, notes payable to the sellers of Meridian issued five-year term subordinated debt loans paying interest at 8%. At March 31, 2018 and December 31, 2017, the balance on these loans was $1,475,000 and $1,475,000, respectively. In 2015 the term of these notes were extended an additional 1 and 1/2 years.

Other debts

Note Payable

In February of 2018, the Company added a note payable, net of approximately $2,435,000, to be paid back in weekly installments of approximately $64,000 for 12 months starting from the funding date. The total amount to be paid back is $3,325,000. The Company has the option to prepay the note at certain times. If the Company chooses this option, it will reduce the amount of interest cost associated with this note. The Company recorded original issue discount (“OID”) of approximately $890,000 and deferred loan costs of approximately $125,000. The balance of the OID and the deferred loan costs at March 31, 2018 was approximately $816,000 and $115,000, respectively. The note is guaranteed by an officer of the Company.

Total interest expense in continuing operations for the 3 months ended March 31, 2018 and 2017 was approximately $302,000 and $193,000, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.025 par value common stock.

Treasury Stock

During 2014, the Company’s Board of Directors authorized a stock repurchase of 11,500 shares of its common stock for approximately $230,000 at an average price of $20.00 per share. At March 31, 2018 and December 31, 2017, the Company holds 11,500 shares of its common stock in its treasury.

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock, for which six classes have been designated to date. Series A has 51 and 51 shares issued and outstanding, Series B has 0 and 0 shares issued and outstanding, Series C has 0 and 0 shares issued and outstanding, Series D has 106,950 and 141,000 shares issued and outstanding, Series E has 223,950 and 300,000 shares issued and outstanding, and Series F has 2,500 and 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

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

During the three months ended March 31, 2018, 34,050 shares of Series D Preferred stock was converted under its contractual terms into 340,500 shares of common stock. In accordance with ASC 470, the Company recognized a deemed dividend of approximately $212,000 upon conversion which represented the unamortized discount on these converted Series D Preferred Shares.

March Modification

On March 13, 2018, the Company made certain changes to the Series D Preferred Stock and Series D Warrants including amending the conversion price of the Series D Preferred Stock and the exercise price of the Series D Warrants to $0.94. In addition, a round down provision was added to both instruments that resets the conversion price and exercise price of these instruments if a future equity offering occurs at a lower exercise, conversion or sales price or if a current equity offering resets to a lower exercise, conversion or sales price.

In relation to the warrants, the Company determined the fair values of the unmodified warrants and modified warrants at the modification date and recognized the incremental increase in fair value as a deemed dividend of approximately $90,000. Further, given the warrants can reset based on something other than a future equity offering, such as a triggering event change to the Series F instruments, the Company cannot assert that the Series D Warrants are indexed to our own stock. Accordingly, the Series D Warrants are now classified as warrant liabilities and will be subsequently remeasured to fair value each reporting period with the change in fair value being recorded as unrealized gain or loss on derivatives. A rollforward of the Series D warrant liability balance is as follows:

March 13, 2018 Pre Modification - Equity	1,096,758
Change in Fair Value due to modification	89,827
March 13, 2018 Reclass Liability	1,186,585
Change in Fair Value	(138,207)
March 31, 2018 Fair Value	1,048,378

The Company used a black scholes merton model to value the Series D warrants (pre-modification) at March 13, 2018 with the following key assumptions: (1) Stock price - $0.64; (2) Exercise price - $1.44; (3) Term – 4.5 years; (4) Risk free rate of return – 2.62%; and (5) Volatility – 140%. The Company used a modified binomial lattice model to value the Series D warrants (post modification) at March 13, 2018 and March 31, 2018 with the following key assumptions:

	March 13, 2018	March 31, 2018

Stock Price	$0.64	$0.57
Exercise Price	$0.94	$0.94
Term (years)	4.50	4.45
Risk Free Rate	2.62%	2.57%
Volatility	140.4%	140.4%

In relation to the Series D Preferred Stock, the Company determined the modification changed the fair value of the embedded conversion option and instrument as a whole by more than 10% of carrying value and thus extinguishment accounting was appropriate. In accordance with ASC 260-10-S99-2, the Company remeasured the Series D Preferred Stock to its post modification fair value of $1,269,000 with the excess value over the prior carrying balance of $403,000 being recognized as a deemed dividend of $866,000.

The Company used a modified binomial lattice model to value the Series D Preferred Stock at March 13, 2018 with the following key assumptions: (1) Stock price - $0.64; (2) Initial Exercise price - $0.94; (3) Term until reset– 0.5 years; (4) Volatility – 140.4%.

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

In total the Company issued an aggregate of 300,000 shares of Series E Preferred Stock, 4,500,000 Warrants and with an aggregate of 600,000 shares of Common Stock issued to investors in the Offering as dividends for Series E Preferred Stock. During the three months ended March 31, 2018 76,050 shares were converted in to 760,500 shares of common stock. At March 31, 2018 there are 223,950 shares of Series E Preferred Stock outstanding, convertible in to 2,223,950 shares of common stock.

During the three months ended March 31, 2018, 76,050 shares of Series E Preferred stock was converted under its contractual terms into 760,500 shares of common stock. In accordance with ASC 470, the Company recognized a deemed dividend of approximately $387,000 upon conversion which represented the unamortized discount on these converted Series E Preferred Shares.

March Modification

On March 13, 2018, the Company made certain changes to the Series E Preferred Stock and Series E Warrants including amending the conversion price of the Series E Preferred Stock and the exercise price of the Series E Warrants to $0.94. In addition, a round down provision was added to both instruments that resets the conversion price and exercise price of these instruments if a future equity offering occurs at a lower exercise, conversion or sales price or if a current equity offering resets to a lower exercise, conversion or sales price.

In relation to the warrants, the Company determined the fair values of the unmodified warrants and modified warrants at the modification date and recognized the incremental increase in fair value as a deemed dividend of approximately $145,000. Further, given the warrants can reset based on something other than a future equity offering, such as a triggering event change to the Series F instruments, the Company cannot assert that the Series E Warrants are indexed to our own stock. Accordingly, the Series E Warrants are now classified as warrant liabilities and will be subsequently remeasured to fair value each reporting period with the change in fair value being recorded as unrealized gain or loss on derivatives. A rollforward of the Series E warrant liability balance is as follows:

March 13, 2018 Pre Modification - Equity	2,390,687
Change in Fair Value due to modification	145,085
March 13, 2018 Reclass Liability	2,535,772
Change in Fair Value	(295,226)
March 31, 2018 Fair Value	2,240,546

The Company used a black scholes merton model to value the Series E warrants (pre-modification) at March 13, 2018 with the following key assumptions: (1) Stock price - $0.64; (2) Exercise price - $1.20; (3) Term – 4.58 years; (4) Risk free rate of return – 2.62%; and (5) Volatility – 140%. The Company used a modified binomial lattice model to value the Series E warrants (post modification) at March 13, 2018 and March 31, 2018 with the following key assumptions:

	March 13, 2018	March 31, 2018

Stock Price	$0.64	$0.57
Exercise Price	$0.94	$0.94
Term (years)	4.58	4.53
Risk Free Rate	2.62%	2.57%
Volatility	140.4%	140.4%

In relation to the Series E Preferred Stock, the Company determined the modification changed the fair value of the embedded conversion option and instrument as a whole by more than 10% of carrying value and thus extinguishment accounting was appropriate. In accordance with ASC 260-10-S99-2, the Company remeasured the Series E Preferred Stock to its post modification fair value of $2,717,000 with the excess value over the prior carrying balance of $957,000 being recognized as a deemed dividend of $1,760,783.

The Company used a modified binomial lattice model to value the Series D Preferred Stock at March 13, 2018 with the following key assumptions: (1) Stock price - $0.64; (2) Initial Exercise price - $0.94; (3) Term until reset– 0.5 years; (4) Volatility – 140.4%.

Private Placement of Series F Preferred Stock, Common Stock and Warrants

During the first quarter of 2018, the Company completed a private placement offering to accredited investors of 2,500 units for $2,250,000, with each unit consisting of (i) 2,500 shares of Series F Preferred Stock, par value $0.001 per share, with a stated value of $1,000 per share (the “Series F Preferred Stock”); and (ii) 5,319,141 Series A warrants (the “Warrants”) to purchase shares of the Company’s common stock.

In relation to this offering, the Company paid a placement agent an aggregate cash fee of $180,000, reimbursed $40,000 of the placement agent’s expenses, and issued the placement agent 200,000 warrants, in substantially the same form as the warrants issued in the investment unit.

The net proceeds to the Company from the Closing, after deducting the foregoing fees and other Offering expenses, was approximately $2,002,000.

The holders of shares of the Series F Preferred shall be entitled to receive quarterly dividends out of any assets legally available, to the extent permitted by New York law, at an annual rate equal to 8% of the stated value of the shares of Series F Preferred. Dividends for the first year will be payable in advance.

The Warrants are five-year warrants to purchase shares of Common Stock at an exercise price of $0.95 per share, exercisable beginning six months after the date of issuance thereof. The Warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock.

Both the Series F Preferred Stock and the Series A warrants contain a down round provision that resets the conversion price and exercise price of these instruments if a future equity offering occurs at a lower exercise, conversion or sales price or if a current equity offering resets to a lower exercise, conversion or sales price. In addition, the Series F Preferred Stock can reset based upon a lower stock price on certain trigger dates such as: (1) 30 days after the effective date of any registration statement related to this offering; (2) 30 days after shareholder approval of the transaction; (3) 30 days after the six month anniversary of the transaction; (4) the tenth day following the announcement of an asset sale; and (5) potentially 30 days after the one year anniversary if certain public information requirements under Rule 144c are not complied with and there is no effective registration statement.

As a result of the triggering event clause in the Series F Preferred Stock, the Series A, Series B, Class D, and Class E warrants can reset based on something other than a future equity offering, and as such the Company cannot assert that these warrants are indexed to our own stock. Accordingly, these warrants require classification as warrant liabilities and will be subsequently remeasured to fair value each reporting period with the change in fair value being recorded as unrealized gain or loss on derivatives. The Company reviewed the impact of this clause on the conversion feature of the Series F Preferred Stock itself and determined that the embedded conversion option is clearly and closely related to the host instrument and thus no bifurcation is required.

As the Series A warrants issued within this investment unit are deemed to be warrant liabilities, they must be presented at fair value. Thus, in terms of allocating the proceeds of this offering, the proceeds are first allocated to the instrument initially and subsequently measured at fair value (warrants) and the remaining proceeds, if any, are allocated to the Series F Preferred Stock. The Company calculated the warrant’s fair value at issuance as $6,216,000. Such amount exceeded net proceeds by $4,214,000 which is recognized as a deemed dividend. In addition, the warrant liability was remarked to fair value at March 31, 2018 which was determined to be $4,499,000 which resulted in an unrealized gain on derivatives of $1,700,000.

A rollforward of the Series A warrant liability balance is as follows:

February 21, 2018	$6,216,073
Change in Fair Value	(1,716,830)
March 31, 2018	$4,499,243

The Company used a modified binomial lattice model to value the Series E warrants (post modification) at March 13, 2018 and March 31, 2018 with the following key assumptions:

	February 21, 2018	March 31, 2018

Stock Price	$0.9600	$0.57
Exercise Price	$0.95	$0.95
Term (years)	5.00	4.90
Risk Free Rate	2.69%	2.56%
Volatiliy	152.9%	140.4%

Common Stock Transactions

During the three months ended March 31, 2018, the Company issued 2,525,662 shares of common stock. The fair values of the shares of common stock were based on the quoted trading price on the date of issuance. Of the 2,525,662 shares issued during the three months ended March 31, 2018, the Company:

1.	Issued 600,000 of these shares previously accrued in 2017 as dividends to the Series E Preferred Stock holders,

2.	Issued 760,500 of these shares due to the conversion of Series E Preferred Stock to common shares,

3.	Issued 340,500 of these shares due to the conversion of Series D Preferred Stock to common shares,
4	Issued 500,000 of these shares as a result of the American Science and Technology Corporation License Agreement and Lease,

5.	Issued 2,500 of these shares due to the exercise of warrants,

6.	Issued 62,162 of these shares to an employee as compensation,

7.	Issued 10,000 of these shares to Environmental Trash Company in connection with the acquisition agreement,

8.	Issued 250,000 of these shares to Garden State Securities in connection with a consulting agreement.

Warrants

The 5,319,143 warrants issued in the first quarter of 2018, as part of the Series F preferred stock offering are exercisable for 5 years and have an exercise price equal to $0.95. The Company also issued the placement agent 200,000 warrants with the same terms.

On November 29, 2017, the Company, entered into a Securities Purchase Agreement with five (5) accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Purchasers purchased 1,868,933 shares of the Company’s common stock, par value $0.025 per share at a price of $1.03 per share of Common Stock, 736,948 Series A Common Stock Purchase Warrants (the “Series A Warrants”), and 664,753 Series B Common Stock Purchase Warrants for an aggregate of $1,925,000. The Series A Warrants are exercisable immediately, at the price of $1.31 per share, and expire five years from the date of issuance. The Series B Warrants are exercisable on the date six months from the date of issuance, at the price of $1.31 per share, expiring five years from the initial exercise date. Now, both the Series A and Series B warrants include a down round provision that resets the conversion price and exercise price of these instruments if a future equity offering occurs at a lower exercise, conversion or sales price.

Upon the issuance of Series F Preferred Stock, a down round of the exercise price was triggered for the Series A and Series B Warrants as the exercise price reset to $0.94. In accordance with ASC 260-10-35-1 and 30-1, the Company measured the effect of the round down as the difference between the fair value of the warrant immediately before the round down and then after and recorded such difference, $10,000 as a deemed dividend.

In addition, as a result of the Series F Preferred Stock issuance, the down round provision was expanded to include the reset of any existing instrument, including if the reset is triggered as a result of something other than a future equity offering such as remeasurement on certain triggering event days which would reset Series F Preferred Stock and thereby trigger the round down provision of the Series A and B warrants. Accordingly, effective with the issuance of the Series F Preferred Stock on February 21, 2018, the Company cannot assert that the Series A and B Warrants are indexed to our own stock. Accordingly, the Series A and B Warrants are now classified as warrant liabilities and will be subsequently remeasured to fair value each reporting period with the change in fair value being recorded as unrealized gain or loss on derivatives. A rollforward of the Series A and B warrant liability balance is as follows:

February 21, 2018 Pre Down Round (Equity)	1,233,086
Change in Fair Value (deemed dividend)	9,649
February 21, 2018 Post Down Round (Liability)	1,242,735
Change in Fair Value	(541,145)
March 31, 2018, ending balance	701,590

The Company used a modified binomial lattice model to value the Series A and B warrants (post modification) at March 13, 2018 and March 31, 2018 with the following key assumptions:

	February 21, 2018 Pre Round Down	February 21, 2018 Post Down Round	March 31, 2018
Stock Price	$0.96	$0.96	$0.57
Exercise Price	$1.31	$0.94	$0.94
Term (years)	4.75	4.75	4.65
Risk Free Rate	2.69%	2.69%	2.57%
Volatility	152.9%	152.9%	140.4%

A summary of the status of the Company’s outstanding stock warrants for the period ended March 31, 2018 is as follows:

	Number of Shares	Average Exercise Price	Expiration Date
Outstanding - December 31, 2017	13,154,872	$2.21
Granted	5,519,143	0.95	February, 2023
Exercised	(2,500)	1.90
Outstanding, March 31, 2018	18,671,515	$1.84
Warrants exercisable at March 31, 2018	18,671,515

Stock Options

A summary of the Company’s stock options as of and for the three months ended March 31, 2018 are as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2017	11,472	$19.35	$4.78	3.61	-

For the three months ended March 31, 2018
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding at March 31, 2018	11,472	$19.35	$4.78	3.38	-

Outstanding and Exercisable at March 31, 2017	1,701	$19.35	$4.78	3.38	-

(1)	The aggregate intrinsic value is based on the $0.57 closing price as of March 29, 2018 for the Company’s Common Stock.

The following information applies to options outstanding at March 31, 2018:

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Number Exercisable	Exercise Price
$12.00	222	3.38	222	$12.00
$20.00	11,250	3.38	5,313	$20.00
	11,472	3.38	5,535

At March 31, 2018 there was approximately $32,000 of unrecognized compensation cost related to stock options, with expense expected to be recognized ratably over the next 3 years.

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

The following table sets forth the liabilities at March 31, 2018 which were recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Contingent liability – Verifi Acquisition	$1,929,934	-	-	$1,929,934
Derivative liability – ALB shortfall provision	2,690,589			2,690,589
Derivative liability – stock warrants	8,489,758	-	-	8,489,758
	$13,110,281	-	-	$13,110,281

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Contingent Liability – Verifi Acquisition	1,957,225			1,957,225
Derivative liability – ALB shortfall provision	2,307,363			2,307,363
	$4,264,588	-	-	$4,264,588

The roll forward of the Contingent liability – Verifi acquisition is as follows:

Balance December 31, 2017	$1,957,224
Fair value adjustment	(27,290)
Balance March 31, 2018	1,929,934

The roll forward of the derivative liability – ALB shortfall provision is as follows:

Balance December 31, 2017	$2,307,363
Fair value adjustment	383,226
Balance March 31, 2018	2,690,589

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are the result of impairment determinations or the initial determination of fair value of assets received and liabilities assumed upon the consummation of a business combination (see note 3 and 14). Outside of such business combination assets and liabilities, there were no assets or liabilities held for use where the carrying value of such assets or liabilities were measured at fair value on a non-recurring basis.

NOTE 11 – DISCONTINUED OPERATIONS

In order to increase access to cost-effective growth capital to help create shareholder value in our biomass innovation and healthcare businesses, in the fourth quarter of 2017, the Company committed to a plan to make available for immediate sale the waste management business. Management engaged in an active program to market the business which culminated with the reaching of a binding sales agreement in February 2018. Pursuant to the purchase Agreement, upon the closing of the Transaction, Buyer will pay Seller Parties $3.0 million in cash; satisfy $75.8 million of outstanding indebtedness under the Credit Agreement; and assume the Acquired Entities’ obligations under certain equipment leases and other operating indebtedness. At the Closing, Attis will issue to Buyer a warrant to purchase shares of common stock, par value $0.025, of Attis, equal to two percent of the issued and outstanding shares of capital stock of Attis on a fully-diluted basis as of Closing (subject to adjustment as set forth in the Purchase Agreement) on such terms to be determined by Attis and Buyer.

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

The following table contains select amounts reported in our Consolidated Statements of Operations as discontinued operations:

Major Class of line items constituting pretax (loss) of discontinued operations:

	Three months ended March 31,
	2018	2017

Total revenues	14,401,325	10,905,067
Total costs and expenses
Operating	10,140,299	6,987,386
Depreciation, depletion and amortization	-	3,035,424
Bad debt expense	40,089	178,488
Selling, general and administrative	2,159,280	2,125,843
Interest Expense	2,597,615	1,502,965
Other	8,187	(56,158)
Total costs and expenses	14,945,470	13,773,948
Pretax Loss from discontinued operations	(544,145)	(2,868,881)
(Provision) benefit for income taxes	-	(101,613)
Loss from discontinued operations	(544,145)	(2,970,494)

The following table presents the carrying value of the major categories of assets and liabilities of our waste business that are reflected as held for sale on our consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively.

	March 31,	December 31,
	2018	2017

Carrying amounts of the major classes of assets included in discontinued operations:
Current assets:
Cash	544,177	596,993
Short Term Investments - Restricted	-	-
Accounts Receivable	7,323,470	6,748,980
Other current assets	1,645,954	1,368,524
Total current assets held for sale	9,513,601	8,714,497

Noncurrent assets:
Property, plant and equipment	41,698,725	38,513,198
Landfill assets	21,611,134	19,781,123
Intangible assets	16,307,229	15,212,904
Goodwill	7,234,420	7,234,420
Other assets	190,741	190,741
Total noncurrent assets:	87,042,249	80,932,386

Carrying amounts of the major classes of liabilities included in discontinued operations:
Current liabilities:
Accounts payable and accrued expenses	8,953,260	6,950,590
Deferred revenue	5,887,384	5,501,273
Derivative Liability	-	-
Current portion of capital leases	948,925	1,490,431
Current portion of long term debt	1,634,009	83,725,677
Total current liabilities	17,423,578	97,667,971

Noncurrent liabilities:
Asset retirement obligation	2,616,223	2,623,899
Deferred tax liability	218,297	218,297
Capital leases payable, net of current	7,782,931	7,531,538
Long term debt, net of current	80,086,943	6,934,264
Total noncurrent liabilities	90,704,394	17,307,998

The following table presents the depreciation, amortization, accretion, and capital expenditures for the discontinued operations for the three months ended March 31, 2018 and 2017, respectively and also any significant operating or investing non-cash items for the three months ended March 31, 2018 and 2017, respectively.

	March 31,
	2018	2017

Depreciation and amortization	-	3,000,000
Accretion expense	-	56,000
Capital expenditures	2,557,000	1,400,000

Significant Noncash Operating and Investing Activities Related to Discontinued Operations

	March 31,
	2018	2017

Note payable incurred for acquisition	3,692,000	34,100,000
Common stock issued for acquisition	-	1,251,000
Property, plant and equipment additions financed by notes payable and capital leases	577,194	195,646

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

NOTE 13 – VARIABLE INTEREST ENTITY

American Science and Technology Corporation – Variable Interest Entity

On November 9, 2017, the Company entered into a Patent License Agreement with American Science and Technology Corporation (“AST”). Consistent with the terms of this agreement, effective January 1, 2018, the Company gained the exclusive commercial license to certain licensed patents of AST for a term of 24 months. In addition, the Company entered into a commercial lease with AST for certain property and equipment which comprised the entirety of the operational assets of AST for a term of 24 months.

Pursuant to these agreements, the Company paid $500,000 and issued 500,000 shares of the Company stock. In addition, effective January 1, 2019, the Company will pay to AST monthly license and lease payments of $125,000 for twelve months.

In addition, the Company and AST also entered into an Option Agreement (the “Option”), granting the Company the option to purchase outright the assets (patents and property and equipment) of AST for $2,500,000, and certain future royalty payments consisting of two tenths of a percent (0.2%) of all the Company’s Biomass Feedstock Costs incurred in operating the Property as a biorefinery which has incorporated the technology contained in the Biorefinery Patents in its design, construction or operations. Also, the Company will pay $250,000 for any third party owned biorefinery constructed, with the Company’s written consent, employing the technology contained in the Biorefinery Patents. The option is exercisable from date of execution through December 31, 2019.

As noted above, the license and lease agreements cover the entirety of the assets of AST and effectively result in the Company taking control of the AST business. Management evaluated this arrangement and determined that AST was a variable interest entity to which the Company had a variable interest and is the primary beneficiary of AST as the result of these agreements. Accordingly, management determined that AST should be consolidated by the Company in these condensed financial statements.

The Company acquired AST to further its footprint in the bio-renewable space. AST business is focused on the conversion of lignocellulosic biomass into high-value chemicals and products. The acquisition of this variable interest entity was accounted for by the Company using the acquisition method under business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. Certain amounts below are provisional based on our best estimates using information available as of the reporting date. The Company is waiting for information to become available to finalize its valuation of certain elements of this transaction. Specifically, the assigned values for property, plant and equipment, patents, lease payments payable, non-controlling interest and goodwill are provisional in nature and subject to change upon the completion of the final valuation of such elements. All fair value measurements of acquired assets and liabilities assumed are non-recurring in nature and classified as level 3 on the fair value hierarchy.

Although structured as leases, the purchase price consideration was deemed to be the upfront cash and common stock payments, along with the monthly payments required to be made in 2019. The option to purchase is considered a call option over the non-controlling interest in AST which was evaluated to discern whether it required any accounting under ASC 480 or ASC 815. As a result of this evaluation, the option agreement was considered to be an equity item embedded within the noncontrolling interest.

The calculation of purchase price, including measurement period adjustments, is as follows:

Cash consideration	$500,000
Stock consideration	540,000
Lease payments consideration (provisional)	1,358,942
Total	$2,398,942

As noted in the table above, the Company issued 500,000 shares of common stock as consideration, which was valued based on the trading price of the stock on the effective date of the transaction ($1.08 per share). The lease payment consideration is provisionally valued based off the present value of the future cash flows discounted at a market participant expected cost of debt.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Property, plant and equipment (provisional)	2,749,020
Patents (provisional)	1,832,680
Non-controlling interest	(2,182,758)
Goodwill	-
Total	$2,398,942

The following unaudited pro forma information below presents the consolidated results operations data for the three months ended March 31, 2017 as if the acquisition took place on January 1, 2017:

Three Months Ended March 31, 2017

Total Revenue	$1,028,000
Consolidated Net Loss	$(3,233,000)
Basic Net Loss Per Share	$(0.62)

Note: The acquisition was effective January 1, 2018, thus the consolidated statements of operations for the three months ended March 31, 2018 include the results of AST for the entire period.

Tri-City Recycling Center

Included within the operations from discontinued operations is a consolidated variable interest entity. The CFS Group owns 20% of the Tri-City Recycling Center, (“TCR”), which has been treated as a variable interest entity in these condensed consolidated financial statements. TCR leases a facility to the Company used in the operation of the Tri-City Regional Landfill in Petersburg. The sole source of TCR’s revenues is lease payments from the Company. While the creditors of TCR do not have general recourse to the assets of the Company, there is an obligation to perform by the Company under the leases which collateralize mortgage obligations. The terms of the lease are for a period of 20 years with a 10 year renewal option. The lease includes an annual escalation in rent payments of 1.5%. The equity, income and any contributions or distributions of equity are reported under non-controlling interest in the condensed consolidated financial statements of the Company. Total assets held for sale, liabilities held for sale, and gain or loss from discontinued operations of TCR in the consolidated financial statements at December 31, 2017 are approximately $400,000, $1,240,000, and $40,000, respectively.

See below for a roll-forward of the Company’s Non-controlling Interests:

Balance, December 31, 2017	$1,459,407
Tri-City Recycling Center - net income	42,704
Tri-City dividend distribution	(36,928)
LGMG, LLC - net loss	(113,768)
AST - intial balance	2,182,758
AST - net loss	(70,807)
Balance, March 31, 2018	$3,463,366

NOTE 14 – SEGMENT AND RELATED INFORMATION

Historically, the Company had one operating segment. However, with the acquisition of The Mid-Atlantic segment in the first quarter of 2017, the Company’s operations were managed through two operating segments: Mid-Atlantic and Midwest regions. Both these segments are now included in discontinued operations. The Company has shifted its focus and now operates 2 new lines of business currently: technologies (the “Technologies Business”) through its wholly-owned subsidiary, Mobile Science Technologies, Inc.; and innovations (the “Innovations Business”) through its wholly-owned subsidiary, Attis Innovations, LLC. The Company’s Technologies Business centers on creating community-based synergies through healthcare collaborations and software solutions and the Innovation Business strives to create value from recovered resources, through advanced byproduct technologies and assets found in downstream production. These two operating segments and corporate are presented below as its reportable segments.

Summarized financial information concerning our reportable segments for the three months ended March 31, 2018 is shown in the following table:

	Service Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Technologies	$788,000	$(2,172,000)	$306,000	$2,000	$5,300,000	$8,670,000
Innovations	-	(711,000)	105,000	2,700,000	-	7,630,000
Corporate	-	(303,000)	21,000	15,000	-	1,900,000
Total	$788,000	$(3,186,000)	$432,000	$2,717,000	$5,300,000	$18,200,000

NOTE 15 – SUBSEQUENT EVENTS

Nasdaq Notices of Non-compliance with Continued Listing Requirements

On February 21, 2018, the Company was notified that it was not in compliance with the Continued Listing Requirements of The Nasdaq Capital Market (“Nasdaq”) because the Company did not satisfy the stockholders’ equity requirement of at least $2.5 million before February 20, 2018. The Company has filed for an appeal with Nasdaq’s hearings panel, the hearing took place in April 2018 and the Company is awaiting for a definitive answer from the panel. Additionally, on April 5, 2018, the Company was notified by Nasdaq that the Company’s closing bid price for the last 30 consecutive business days was less than $1.00 per share. As a result, the Company does not satisfy the continued listing requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 581(c)(3)(A) provides a compliance period of 180 calendar days to regain compliance.

Sale of Waste Assets

Amendment No. 1 and Amendment No. 2 to Equity Securities Purchase Agreement

As previously disclosed, on February 20, 2018, Meridian Waste Solutions, Inc. (“Meridian” or the “Company”), Meridian Waste Operations, Inc. (“Seller” or “Operations” and together with Meridian, the “Seller Parties”), Meridian Waste Acquisitions, LLC (“Buyer”), a Delaware limited liability company formed by Warren Equity Partners Fund II, and Jeffrey S. Cosman, an officer, director and majority shareholder of Meridian (“Cosman”), entered into an Equity Securities Purchase Agreement (as amended, the “Purchase Agreement”).

Upon the terms and subject to the conditions set forth in the Purchase Agreement, on April 20, 2018 Buyer purchased from Seller all of the membership interests in each of the direct wholly-owned subsidiaries of Seller (the “Acquired Parent Entities” and together with each direct and indirect subsidiary of the Acquired Parent Entities, the “Acquired Entities”), which constitute the Solid Waste Business (as defined below), and each such Acquired Parent Entity continues as a wholly-owned subsidiary of Buyer (the “Transaction”). Pursuant to the Purchase Agreement, upon the consummation of the Transaction (the “Closing”), Buyer paid Seller Parties $3.0 million in cash; satisfied $75.8 million of outstanding indebtedness under the Prior Credit Agreement (as defined below); and assumed the Acquired Entities’ obligations under certain equipment leases and other operating indebtedness and obligations. At the Closing, the Seller Parties retained approximately $8.2 million of outstanding indebtedness under the New Credit Agreement (as defined below), including accrued interest in an aggregate amount approximately equal to $1.0 million, and all other assets and obligations of Meridian, the Technologies Business and the Innovations Business (each as defined below). Pursuant to the terms of the Purchase Agreement, at the Closing, Meridian issued to Buyer a warrant (the “Company Warrant”) to purchase shares of Meridian’s common stock, par value $0.025 equal to two percent of the issued and outstanding shares of capital stock of Meridian on a fully-diluted basis as of Closing (subject to adjustment as set forth therein and as more fully described in the Purchase Agreement and the Company Warrant) at a per share purchase price equal to $1.00 (the “Company Warrant Exercise Price”). The Company Warrant Exercise Price is subject to adjustment as more fully set forth in the Company Warrant.

On March 30, 2018, Seller Parties and Buyer entered into Amendment #1 to the Purchase Agreement (“Amendment No. 1”) to (i) provide an exception to the indemnification obligations of Seller Parties with respect to Losses (as defined in the Purchase Agreement) arising out of or relating to an acquisition of certain solid waste assets by an Acquired Entity following the execution date of the Purchase Agreement and the assets and liabilities assumed by such Acquired Entity in connection with the acquisition and (ii) to amend the description of the Company Warrant to provide that the Company Warrant Exercise Price shall be equal to the lower of (a) $1.25 or (b) the average of the daily high and low sale prices per share over the 30 days ending one day prior to the Closing, provided that such price shall not be less than $1.00 per share of Common Stock.

In addition, on April 20, 2018, prior to the Closing, Parties and Buyer entered into Amendment #2 to the Purchase Agreement (“Amendment No. 2”) to, among other things, (i) require the Seller Parties to take certain actions related to the Company’s 401(k) plans and (ii) require the Company to maintain the employment agreement of a specific employee and indemnify Buyer for certain breaches of such employee’s employment agreement.

On April 20, 2018, in connection with the Closing of the Transaction, the Company issued the Company Warrant to Buyer to purchase 852,843 shares of the Company’s Common Stock in consideration of $100,000. The Company Warrant is exercisable for a per share exercise price per share of $1.00.

Second Amended and Restated Credit Facility

On April 20, 2018 (the “Restatement Date”), Meridian closed a Second Amended and Restated Credit and Guaranty Agreement (the “New Credit Agreement”) by and among Operations, Mobile Science Technologies, Inc. (“Mobile”), Attis Healthcare, LLC (“Healthcare”), Integrity Lab Solutions, LLC, (“Integrity”), Red X Medical LLC (“Red X”), Welness Benefits, LLC (“Welness”), LGMG, LLC (“LGMG”), Attis Innovations, LLC (“Attis Innovations”), Advanced Lignin Biocomposites LLC (“Advanced Lignin”), Attis Envicare Medical Waste, LLC (“Envicare”), Attis Genetics, LLC (“Genetics”), Attis Federal Labs, LLC (“Federal Labs”) and Attis Commercial Labs, LLC (“Commercial Labs” and together with Mobile, Healthcare, Integrity, Red X, Welness, LGMG, Attis Innovations, and Advanced Lignin, Envicare, Genetics and Federal Labs, the “New Credit Companies”), the Company and certain subsidiaries of the Company, as guarantors, the lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger. The Credit Agreement amended and restated the Amended and Restated Credit and Guaranty Agreement entered into as of February 15, 2017 by and among Meridian, certain of the Acquired Entities, and certain current or former subsidiaries of the Company, as Guarantors and co-borrowers, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (as amended prior to the Restatement Date, the “Prior Credit Agreement”).

Pursuant to the New Credit Agreement, the Lenders thereunder have agreed to waive any mandatory prepayments under the Prior Credit Agreement in connection to the Transaction and restructure the remaining indebtedness and accrued interest under the Prior Credit Agreement as a term loan payable by the New Credit Companies, in an aggregate amount of approximately $8.2 million (the “Loan”), including interest accrued but unpaid for the interest periods ending on February 28, 2018 and March 31, 2018 in an aggregate amount of approximately $1.0 million. As disclosed above, approximately $75.8 million of outstanding indebtedness under the Prior Credit Agreement was paid at the Closing of the Transaction.

The Loan matures on December 22, 2020, principal amounts of the Term Loans shall be repaid in consecutive quarterly installments of $350,000 on the last day of each fiscal quarter commencing on June 30, 2018, unless such Loan becomes due and payable earlier by acceleration or otherwise. So long as no default or event of default has occurred that is then continuing, the New Credit Companies have the option to convert any part of the Loan equal to $500,000 and integral multiples of $100,000 in excess thereof into a “Base Rate Loan” or a “LIBOR Rate Loan.” Base Rate Loans bear interest at the greatest of (i) the rate of interest quoted in The Wall Street Journal, Money Rates Section as the Prime Rate in effect on such date, (ii) the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers in effect on such day, plus one-half of 1%, (iii) the sum of (1) the Adjusted LIBOR Rate (as defined below) for a period of one month and (2) 1.00%, in each instance, as of such day, and (iv) 4.25%, plus 7.00%. LIBOR Rate Loans bear interest at the greater of (i) the rate per annum obtained by dividing (a)(1) the rate per annum equal to the rate determined by the Administrative Agent to be the London interbank offered rate administered by the ICE Benchmark Administration for deposits with a term equivalent to such period in U.S. dollars displayed on the ICE LIBOR USD page of the Reuters screen (the “Eurodollar Screen Rate”) or (2) in the event the Eurodollar Screen Rate is not available, the rate per annum equal to the offered rate that is set forth on or in such other available quotation page or service as is acceptable to the Administrative Agent in its sole discretion and the provide an average ICE Benchmark Administration Limited Interest Settlement Rate or another London interbank offered rate administered by any other person that takes over the administration of such rate for deposits with a term equivalent to such period in U.S. dollars, or (3) in the event the rates reference in preceding clauses (1) and (2) are not available or if such information, in the reasonable judgment of the Administrative Agent shall cease to accurately reflect the rate offered by leading banks in the London interbank market as reported by any publicly available source of similar market data selected by the Administrative Agent, the rate per annum equal to the rate determined by the Administrative Agent to be the offered rate (collectively, the “Adjusted LIBOR Rate”) plus 8.00%.

The amounts outstanding pursuant to the Loan are secured by a first position security interest in substantially all of the Company’s assets and the New Credit Companies’ assets in favor of the Agent, in accordance with that certain Amended and Restated Pledge and Security Agreement dated as of April 20, 2018 (the “New Pledge and Security Agreement”).

The Credit Agreement and the New Pledge and Security Agreement contain customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness, and limitations on incurrence of any indebtedness by the Company’s subsidiaries. The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lender may declare the outstanding loans and all other obligations under the Credit Agreement immediately due and payable. The Credit Agreement also contains financial covenants for adjusted EBITDA and minimum consolidated liquidity, effective September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We intend for this discussion to provide information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2018, included elsewhere in this report.

Plan of Operation

In order to increase access to cost-effective growth capital to help create shareholder value in our biomass innovation and healthcare businesses, in the fourth quarter of 2017, the Company committed to a plan to make available for immediate sale the waste management business. Management engaged in an active program to market the business which culminated with the reaching of a binding sales agreement in February 2018. Under the terms of sale, $3 million was paid to the Company upon formal closing, which occurred on April 20, 2018.

Historically, the Company was a regional, vertically integrated solid waste services company that provided collection, transfer, disposal and landfill services. This set of businesses was held for sale beginning on December 6, 2017. The results of such operations are classified as losses from discontinued operations.

As all the required criteria for held for sale classification was met at March 31, 2018, the waste management business is classified as held for sale in the Consolidated Balance Sheets and reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented. Included in these results are the operations of a consolidated variable interest entity. (See note 11, of the Consolidated Financial Statements included herein for additional information).

The assets held for sale represent that entirety of the Mid-Atlantic and Midwest waste management segments historically disclosed by the Company. The Company will have no continuing involvement with the discontinued operations after the disposal date.

The Company is now an innovative technology company which focuses on biomass innovation and healthcare technologies. The Company generally operates two lines of business currently: technologies (the “Technologies Business”) through its wholly-owned subsidiary, Mobile Science Technologies, Inc.; and innovations (the “Innovations Business”) through its wholly-owned subsidiary, Attis Innovations, LLC. The Company’s Technologies Business centers on creating community-based synergies through healthcare collaborations and software solutions and the Innovation Business strives to create value from recovered resources, through advanced byproduct technologies and assets found in downstream production.

The Company’s operations held for use operate under the following limited liability companies:

(1) Mobile Science Technologies, Inc. (referred to herein as “Attis Healthcare”); and

(2) Meridian Innovations, LLC

Executive Overview

General Overview of Our Business

Attis Industries Inc. generally operates two lines of business currently: technologies (the “Technologies Business”) through its wholly-owned subsidiary, Mobile Science Technologies, Inc.; and innovations (the “Innovations Business”) through its wholly-owned subsidiary, Attis Innovations, LLC. The Company’s Technologies Business centers on creating community-based synergies through healthcare collaborations and software solutions and the Innovation Business strives to create value from recovered resources, through advanced byproduct technologies and assets found in downstream production. The Company’s Innovation Business focuses on producing sustainable materials and fuels from renewable sources at costs equal to or less than those otherwise produced from fossil fuels. By processing targeted feedstocks, we believe Innovations will be able to produce materials used in the following markets: bioplastics, consumer goods, adhesives, carbon fiber, renewable fuels, and green chemicals, among others.

The following table contains select amounts from our waste business reported in our Consolidated Statements of Operations as discontinued operations:

	Three months ended March 31,
	2018	2017

Total revenues	14,401,325	10,905,067
Total costs and expenses
Operating	10,140,299	6,987,386
Depreciation, depletion and amortization	-	3,035,424
Bad debt expense	40,089	178,488
Selling, general and administrative	2,159,280	2,125,843
Interest Expense	2,597,615	1,502,965
Other	8,187	(56,158)
Total costs and expenses	14,945,470	13,773,948
Pretax Loss from discontinued operations	(544,145)	(2,868,881)
(Provision) benefit for income taxes	-	(101,613)
Loss from discontinued operations	(544,145)	(2,970,494)

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

Results of Operations

Summary of Statements of Operations of our continuing business for the Three Months Ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$788,218	$-
Operating expenses	$856,490	$-
Bad debt expense	$717,231	$-
Selling, general and administrative	$3,609,142	$1,934,303
Depreciation and amortization	$432,480	$19,744
Other income (expenses), net	$2,043,813	$1,901,851
Loss from continuing operations	$2,783,312	$52,196
Basic net loss per share from continuing operations	$0.60	$0.42

Revenue

The Company’s revenue for the three months ended March 31, 2018 was $788,218, a 100% increase over the March 31, 2017 revenue of $-0-. This increase is due to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC, which was added to our Technologies Business. The $788,218 of current year revenue was derived from this business acquired in November of 2017.

Operating Expenses

Operating expenses were $856,490 or 109% of revenue, for the three months ended March 31, 2018, as compared to $-0- for the three months ended March 31, 2017. This increase is due to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC, which was added to our Technologies Business. The $856,490 of current year operating expenses was derived from this business acquired in November of 2017. Included in operating expenses is approximately $500,000 of costs related to salaries, commission and other payroll related expenses. The remaining amount is primarily lab related costs.

Bad Debt Expense

Bad debt expense for the three months ended March 31, 2018 was $717,231 as compared to 0 for the three months ended March 31, 2017. This increase in bad debt expense is due to difficulty in collecting from one of our lab providers, due to delay from an insurance company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018, was $3,609,142 as compared to $1,934,303 for the three months ended March 31, 2017 and increase of $1,674,839 or approximately 87%. The change is attributable to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC. The selling, general and administrative expenses of this new acquisition consist primarily of payroll and related costs of approximately $2,300,000, professional services of approximately $1,100,000 and travel expenses of approximately $100,000.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2018 was $432,480, as compared to $19,744 for the three months ended March 31, 2017. The change is attributable to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC and the addition of approximately $150,000 of office and computer equipment in the corporate segment.

Other Income (expenses), Net

Other income (expense), net for the three months ended March 31, 2018, was $2,043,814, as compared to $1,901,851 for the three months ended March 31, 2017. The change is attributable to an approximate increase in unrealized gain (loss) on change in fair value of derivative liability of $3,100,000. Offset by a decrease in gain on extinguishment of liability of approximately $2,900,000, further offset by an increase in interest expense of approximately $100,000.

Net Loss Attributable to Common Stockholders

Net loss from continuing operations for the three months ended March 31, 2018, was $2,783,311 or continuing loss per share of $0.60, as compared to $52,196 or continuing loss per share of $0.42, for the three months ended March 31, 2017.

Segment Information

Historically, the Company had one operating segment. However, with the acquisition of The Mid-Atlantic segment during the nine months ended September 30, 2017, the Company’s operations were managed through two operating segments: Mid-Atlantic and Midwest regions. Both these segments are now included in discontinued operations. The Company has shifted its focus and now operates 2 new lines of business currently: technologies (the “Technologies Business”) through its wholly-owned subsidiary, Mobile Science Technologies, Inc.; and innovations (the “Innovations Business”) through its wholly-owned subsidiary, Attis Innovations, LLC. The Company’s Technologies Business centers on creating community-based synergies through healthcare collaborations and software solutions and the Innovation Business strives to create value from recovered resources, through advanced byproduct technologies and assets found in downstream production. These two operating segments and corporate are presented below as its reportable segments. The Company’s Innovation Business focuses on producing sustainable materials and fuels from renewable sources at costs equal to or less than those otherwise produced from fossil fuels. By processing targeted feedstocks, we believe Innovations will be able to produce materials used in the following markets: bioplastics, consumer goods, adhesives, carbon fiber, renewable fuels, and green chemicals, among others.

Summarized financial information concerning our reportable segments for the three months ended March 31, 2018 is shown in the following table:

	Service Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Technologies	$788,000	$(2,172,000)	$306,000	$2,000	$5,300,000	$8,670,000
Innovations	-	(711,000)	105,000	2,700,000	-	7,630,000
Corporate	-	(303,000)	21,000	15,000	-	1,900,000
Total	$788,000	$(3,186,000)	$432,000	$2,717,000	$5,300,000	$18,200,000

Liquidity and Capital Resources

The following table summarizes total current assets, current liabilities and working capital at March 31, 2018, compared to December 31, 2017:

	March 31, 2018	December 31, 2017	Increase/ Decrease
Current Assets	$11,769,399	$10,316,804	$1,452,595
Current Liabilities	$38,724,383	$97,667,971	$(58,943,588)
Working capital (Deficit)	$(26,954,984)	$(87,351,167)	$(60,396,183)

The change in working capital (deficit) is due primarily to the following changes to current assets and current liabilities. The increase in current assets held for sale of approximately $800,000, an increase in cash of approximately $600,000. Accounts Receivable, net decreased by approximately $130,000. Current liabilities held for sale decreased by approximately $67,000,000 accounts payable and accrued expenses increased by approximately $2,700,000 and current portion of long-term debt decreased by approximately $3,600,000, and derivative liabilities increased by approximately $9,000,000 offset by a decrease of approximately

As all the required criteria for held for sale classification was met at December 31, 2017, the waste management business is classified as held for sale in the Consolidated Balance Sheets and reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented. See note 11. Accounts receivable decreased due to increased allowance for doubtful accounts at March 31, 2018. The increase in current portion of long-term debt is also the result of the acquisition of WelNess, as part of the liabilities assumed is debt due within 1 year, and also the reclassification of Goldman Sachs & Co. debt to current, see note 6. In January of 2017 all deferred compensation was paid off.

At March 31, 2018, we had a working capital deficit of $26,954,984 as compared to a working capital deficit of $87,351,167 at December 31, 2017, a decrease of $61,178,004.

The following table sets forth a summary of our cash flows for the periods indicated:

	3/31/2018	3/31/2017
Net Cash Used in Operating Activities	$(1,772,389)	$(3,963,201)
Net Cash (Used in) Provided by Investing Activities	$(1,905,158)	$(5,336,058)
Net Cash Provided by Financing Activities	$4,237,688	$9,754,349

We had a balance of cash and cash equivalents of $1,013,180 as of March 31, 2018. We have historically funded our working capital needs through operations and raising capital through the sale of our securities. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $(1,772,389) for the three months ended March 31, 2018, compared to net cash provided by operating activities of $(3,963,201) for the three months ended March 31, 2017.

The increase in net cash used in operating activities was primarily attributable to a substantial increase in net loss.

Investing Activities. Net cash used in investing activities was $(1,905,158) for the three months ended March 31, 2018, compared to $(5,336,085) for the three months ended March 31, 2017. This decrease is primarily due to the decrease in property, plant and equipment purchases exceeding the increase from landfill acquisitions and the increase from our investment in the CFS Group.

Financing Activities. Net cash provided by financing activities was $4,237,688 for the three months ended March 31, 2018, compared to net cash of $9,754,349 provided by financing activities for the three months ended March 31, 2017.  This increase was primarily due to a $10 million common stock sale in 2017.

Going Concern, Liquidity and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have experienced recurring operating losses in recent years. Because of these losses, the Company had negative working capital of approximately $19,000,000 at March 31, 2018, excluding current assets and current liabilities held for sale. The conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the working capital deficit can be satisfied with additional capital raises, cash on hand at March 31, 2018, the sale of the waste services division, and the growth of our innovations and technology division.

On February 20, 2018, Attis Industries Inc. signed an agreement with Warren Equity Partners (“WEP”), with final closing on April 20, 2018, to sell the waste operations of the Company to WEP. As part of this sale the Company will be able to eliminate a majority of its debt, as well as the approximately $11,000,000 annual debt service payments. The Company will also receive $3,000,000 in cash as part of the sale. However, during the diligence period from the agreement date to the expected closing date of Q2 2018, we have been precluded from raising additional capital per our current credit agreement. We also have a revised credit agreement from our primary lender with more favorable terms this will help to execute our growth strategy without the encumbrances of the substantial debt and recurring losses of the waste operations.

Post-close the Company will focus on growing its Innovations and Technology divisions. In anticipation of the sale of the waste division the Company purchased Verifi Labs in November of 2017. Additionally, we are in the process of setting up a federal lab and also a commercial lab, both of which we expect to be operational in May of 2018.

As of March 31, 2018 the Company had approximately $1,000,000 in cash, in its continued operations, to cover its short term cash requirements. The Company is still evaluating raising additional capital through the public markets as well as looking for capital partners to assist with operating activities and growth strategies. As of May 15, 2018 the Company had approximately $700,000 in cash.

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

Our primary uses of cash have been for working capital purposes to support our operations and our efforts to become a reporting company with the SEC. All funds received have been expended in the furtherance of growing our business operations, establishing our brand and making sure our work is completed with efficiency and of the highest quality. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance additional marketing efforts,

●	Increases in advertising, public relations and sales promotions for existing customers and to attract new customers as the company expands, and

●	The cost of being a public company.

●	Due to the new Goldman Sachs credit agreement and the note payable entered in to in February of 2018, the Company has debt service payments of $350,000 due each fiscal quarter, beginning in September of 2018 and approximately $64,000 due per week, respectively.

The Company has significant growth plans in the near future in its Technology business and Innovations business that will result in our liquidity increasing or decreasing in a material way. We are not aware of any other matters that would have an impact on future operations.

We currently have no material commitments for capital expenditures, other than for our growth plans.

In order to fund future expansion through acquisitions and capital expenditures, the Company may be required to raise capital through the sale of its securities on the public market.

Inflation and Seasonality

We do not expect our revenue to fluctuate quarterly.

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

Accounts Receivable

Accounts receivable are recorded at management’s estimate of net realizable value. At March 31, 2018, and December 31, 2017 the Company had approximately $1,400,000 and $860,000 of gross trade receivables, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At March 31, 2018 and December 31, 2017 the Company had approximately $700,000 and $0 recorded for the allowance for doubtful accounts, respectively.

Revenue Recognition

The Company adopted Financial Accounting Standards Board ("FASB") ASC Topic 606 ("ASC 606"), Revenue from Contracts with Customers and its amendments with a date of the initial application of January 1, 2018. ASC Topic 606 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods and services.

The Company applied the modified retrospective approach under ASC 606 which allows for the cumulative effect of adopting the new guidance on the date of initial application. Use of the modified retrospective approach means the Company's comparative periods prior to initial application are not restated. The initial application was applied to all contracts at the date of the initial application. The Company has determined that the adjustments using the modified retrospective approach did not have a material impact on the date of the initial application along with the disclosure of the effect on prior periods.

Revenue from continuing operations consisted of referral and management related lab testing fees of $758,000 and management fees related to the management of laboratory services of $30,000.

In relation to the lab testing fees, the Company receives revenues from the referral of blood and toxicology testing services. As compensation for the referral and management services rendered hereunder, the Company gets paid a percentage of the net collected revenue of the hospital outreach laboratory as it pertains to samples processed as part of its outpatient outreach program. The amount of revenue varies based off the sample type. Our earned fees are paid weekly based upon all the net collected revenue received by the hospital during the period following the previous payment date. The Company recognizes revenue when the performance obligation when the testing has occurred as that completes our performance obligation. There are no variable consideration estimates, service type warranties or other significant management estimates related to our recognition of this revenue.

In relation to our management service agreement revenue, the Company manages a hospital’s laboratory and serves as the sole and exclusive provider of non-patient lab administrative and management consulting services including the day-to-day management assistance, administrative and support services for, and on behalf of the laboratory related to the operation of its facility. In this arrangement, the management fee is a fixed monthly amount that does not vary with the number of procedures performed. This service is governed by a management service agreement and our performance obligation is the performance of the management services. There are no variable revenue components and revenue is recognized ratably over the month as the services are performed. The Company does not offer any service type warranties and there are no other significant management estimates related to our recognition of this revenue.

Revenue related to our discontinued operations consists of solid waste services performed including the collection, hauling, transfer, disposal of waste and landfill services. The Company primarily focused on residential and commercial waste disposal and hauling and has contracts with various cities and municipalities in Missouri and Virginia. Our performance obligations under these contracts tend to be singular in nature such as period pick ups at specified times or the physical storing of waste. Our pricing is fixed and contractually stated with any variable revenue components such as discounts and rebates being immaterial to revenue as a whole. Revenue is recognized as the service is performed which for periodic pick up is ratably over the pick up period and for transfer and disposal services it is when such transfer and disposal has taken place.

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

Material Weakness in Internal Control over Financial Reporting

As described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, we determined that we did not maintain effective internal control over the accounting including: (1) lack of a segregation of duties; and (2) lack of lack of review an disclosure controls.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

We continue to plan to remediate those material weaknesses as follows:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to assist in the analysis and recording of complex accounting transactions, and to simultaneously achieve desired organizational structuring for improved segregation of duties. We plan to mitigate this identified deficiency by hiring an independent consultant once we generate significantly more revenue or raise significant additional working capital.

●	Improve expert review and achieve desired segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

We expect to make additional improvements and enhancements during the remainder of 2018. When fully implemented and operational, we believe the enhanced procedures will remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our goal is to remediate this material weakness by the end of fiscal 2018, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 16, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Equity Securities Purchase Agreement, dated February 20, 2018, by and among Meridian Waste Operations, Inc., Meridian Waste Solutions, Inc., Meridian Waste Acquisitions, LLC and Jeffrey S. Cosman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2018)

2.2	Amendment No. 1 to the Equity Securities Purchase Agreement, dated March 30, 2018, by and among Meridian Waste Operations, Inc., Meridian Waste Solutions, Inc., Meridian Waste Acquisitions, LLC and Jeffrey S. Cosman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2018)

2.3	Amendment No. 2 to the Equity Securities Purchase Agreement, dated April 20, 2018, by and among Meridian Waste Operations, Inc., Meridian Waste Solutions, Inc., Meridian Waste Acquisitions, LLC and Jeffrey S. Cosman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2018)

3.1	Certificate of Amendment of the Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 1, 2018)

3.2	Certificate of Amendment of the Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 22, 2018)

3.3	Certificate of Amendment of the Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 16, 2018)

3.4	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2018)

3.5	Certificate of Amendment to Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 24, 2018)

4.1	Third Amendment to Amended and Restated Credit and Guaranty Agreement by and among Meridian Waste Solutions, Inc., Meridian Waste Operations, Inc, Here to Serve – Missouri State Division, LLC, Here to Serve – Georgia Waste Division, Meridian Land Company, LLC., Christian Disposal, LLC, FWCD, LLC, The CFS Group, LLC, The CFS Group Disposal & Recycling Services, LLC, RWG5, LLC, Meridian Waste Missouri, LLC, Attis Innovations, LLC and DXT Medical, LLC, the Lenders party hereto and Goldman Sachs Specialty Group, L.P., as Administrative Agent, Collateral Agent and Lead Arranger. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2018)

4.2	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018)

4.3	Form of Series D Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018)

4.4	Form of Series E Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018)

4.5	Form of Preferred D Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018)

4.6	Form of Preferred E Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March April 4, 2018)

4.7	Second Amended and Restated Credit and Guaranty Agreement dated April 20, 2018 by and among Meridian Waste Operations, Inc., Mobile Science Technologies, Inc., Attis Healthcare, LLC, Integrity Lab Solutions, LLC, Red X Medical LLC, Welness Benefits, LLC, LGMG, LLC, Attis Innovations, LLC, Advanced Lignin Biocomposites LLC, Attis Envicare Medical Waste, LLC, Attis Genetics, LLC, Attis Federal Labs, LLC and Attis Commercial Labs, LLC, Meridian Waste Solutions, Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2018)

4.8	Amended and Restated Term Loan Note issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $8,158,333.79, dated April 20, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2018)

4.9	Amended and Restated Pledge and Security Agreement between the grantors party thereto and Goldman Sachs Specialty Lending Group, L.P., dated April 20, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2018)

10.1	Membership Interest Purchase Agreement dated January 5, 2018 by and between Meridian Waste Missouri, LLC, Keith A. Wilson, as Trustee of the Keith A. Wilson Living Trust dated January 31, 2008 and Keith A. Wilson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2018)

10.2	Membership Interest Purchase Agreement dated January 17, 2018 by and among Mobile Science Technologies, Inc., Meridian Waste Solutions, Inc., Jefferson Patrick Locke and Jonathan Moore Lewis (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2018)

10.3	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018)

10.4	Form of Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2018)

10.5	Form of First Amendment to Director Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.6	Resignation and Executive Employment Agreement Termination Agreement dated April 20, 2018, by and among Meridian Waste Solutions, Walter H. Hall, Jr. and Jeffrey S. Cosman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2018)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTIS TECHNOLOGIES INC.

Date: May 16, 2018	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Chris Diaz
	Name:	Chris Diaz
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

