Form 10-Q
period 2018-06-30
Attis Industries Inc.
filed 2018-08-20
CIK 949721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 17, 2018, there were 21,625,328 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ATTIS INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$278,993	$400,223
Accounts receivable, net of allowance	394,953	861,031
Prepaid expenses	170,981	334,603
Other current assets	22,353	6,450
Current assets held for sale	-	8,714,497
Total current assets	867,279	10,316,804

Property, plant and equipment, at cost net of accumulated depreciation	3,055,126	333,499

Other assets:
Contract deposits	-	536,076
Other deposits	-	162,206
Goodwill	5,279,207	5,279,207
Capitalized software, net of accumulated amortization	86,264	108,767
Patents, net of accumulated amortization	4,806,130	3,141,796
Intellectual property	18,050,000	-
Other long-term assets	10,000,000	-
Customer list, net of accumulated amortization	2,509,400	2,718,300
Website, net of accumulated amortization	-	27,117
Total other assets	40,731,001	11,973,469
Total noncurrent assets held for sale	-	80,932,386
Total assets	$44,653,407	$103,556,158

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$3,073,339	$1,777,355
Accrued expenses	2,701,332	820,458
Notes payable, related parties	-	6,891
Derivative and other fair value liabilities	7,092,523	2,307,363
Current portion - capital leases payable	161,652	25,999
Current portion - long term debt, net	7,094,677	8,502,387
Current liabilities held for sale	-	84,227,518
Total current liabilities	20,123,523	97,667,971

Long term liabilities:
Contingent consideration liability	1,433,578	1,957,226
Deferred tax liability	158,113	14,337
Deferred rent	52,691	53,418
Long term debt, net of current	7,270,613	1,977,707
Noncurrent liabilities held for sale	-	17,307,998
Total long-term liabilities	8,914,995	21,310,686
Total liabilities	29,038,518	118,978,657

Preferred Series E stock, cumulative, stated value $100 per share, par value $.001, 300,000 shares authorized, 223,950 and 300,000 shares issued and outstanding, respectively	1,924,446	1,253,476

Shareholders’ equity (deficit):
Preferred Series A stock, par value $.001, 51 shares authorized, 51 and 51 shares issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, 0 and 0 issued and outstanding	-	-
Preferred Series C stock, stated value $100 per share, 67,361 shares authorized 0 and 0 issued and outstanding	-	-
Preferred Series D stock, cumulative, stated value $100 per share, par value $.001, 141,000 shares authorized, 106,950 and 141,000 shares issued and outstanding, respectively	1,269,511	531,691
Preferred Series F stock, cumulative, stated value $100 per share, par value $.001, 3,400 shares authorized, 2,500 and 0 shares issued and outstanding, respectively	-	-
Preferred Series G stock, cumulative, stated value $100 per share, par value $.001, 500,000 shares authorized, 202,600 and 0 shares issued and outstanding, respectively	203	-
Common stock, par value $.025, 150,000,000 shares authorized, 21,158,149 and 14,658,979 shares issued outstanding, respectively	528,925	366,156
Dividends	-	-
Common stock to be issued	283,979	720,147
Treasury stock, at cost, 11,500 shares	(224,250)	(224,250)
Additional paid in capital	84,248,779	65,532,467
Accumulated equity (deficit)	(75,345,318)	(85,061,593)
Total shareholders’ equity/deficit	10,761,829	(18,135,382)
Noncontrolling Interest	2,928,614	1,459,407
Total equity (deficit)	13,690,443	(16,675,975)
Total liabilities and shareholders’ equity	$44,653,407	$103,556,158

The notes to the Consolidated Financial Statements are an integral part of these statements.

ATTIS INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	3 Months Ended 6/30/18	6 Months Ended 6/30/18	3 Months Ended 6/30/17	6 Months Ended 6/30/17
Revenue
Services	$281,782	$1,070,000	$-	$-
Total revenue	281,782	1,070,000	-	-

Cost and expenses:
Cost of revenue	(90,349)	766,141	-	-
Bad debt expense	365,106	1,082,336	-	-
Depreciation and amortization	94,968	527,448	15,503	35,247
Impairment expense	-	-	221,146	221,146
Selling, general and administrative	3,014,861	6,624,004	1,941,218	3,875,521
Total cost and expenses	3,384,586	8,999,929	2,177,867	4,131,914

Other income (expenses):
Miscellaneous income	13,833	13,833	(1,267)	(1,267)
Unrealized gain (loss) on change in fair value of derivative and other fair value liabilities	1,780,462	4,088,643	-	(816,997)
Unrealized gain from change in fair value of contingent consideration	1,395,567	1,422,857	-	-
Gain on extinguishment of debt	1,141,154	1,141,154	-	2,911,360
Unrealized (loss) on investment	(106,326)	(106,326)	-	-
Interest income	-	1,892	3,353	3,353
Interest expense	(114,239)	(415,967)	(187,096)	(379,609)
Total other income (expenses)	4,110,451	6,146,086	(185,010)	1,716,840

Income (loss) before income taxes	1,007,647	(1,783,843)	(2,362,877)	(2,415,074)
Provision for income taxes	(158,113)	(158,113)	-	-
Income (loss) from continuing operations	$849,534	$(1,941,956)	$(2,362,877)	$(2,415,074)

Discontinued Operations
Income (loss) from operations of discontinued operations	$194,794	$(341,171)	$(5,169,603)	$(8,140,097)
Gain (loss) on disposal of assets	$11,547,640	$11,547,640	$-	$-
Income tax benefit	-	$-
Income (loss) on discontinued operations	$11,742,434	$11,206,469	$(5,169,603)	$(8,140,097)

Consolidated Net Income (Loss)	$12,591,968	$9,264,513	$(7,532,480)	$(10,555,170)

Net (income) loss attributable to noncontrolling interest	$(309,890)	$(451,762)	$42,588	$74,748

Net income (loss) available to common shareholders	$12,901,858	$9,716,275	$(7,575,068)	$(10,629,918)

Deemed dividend related to beneficial conversion feature and accretion of a discount on Series C Preferred Stock	$-	-	$-	$(2,115,317)
Stock dividend related to Series C Preferred Stock	$-	(9,648)	$-	$-
Deemed dividend related to Series A and B warrants down round provision	$-	(234,912)	$-	$-
Deemed dividend related to Series D and E warrants down round provision	$(2,288,138)	(4,915,011)	$-	$-
Deemed dividend related to extinguishment of Series D Preferred Stock	$-	(212,230)	$-	$-
Deemed dividend related to conversion of Series E Preferred Stock	$-	(386,978)	$-	$-
Deemed dividend related to issuance of Series F Preferred Stock	$-	(4,214,073)	$-	$-
Net income (loss) attributable to common stockholders	$10,613,720	$(256,577)	$(7,575,068)	$(12,745,235)

Earnings per common share (basic and diluted):
Gain (loss) from continuing operations	$0.02	$(0.10)	$(0.29)	(0.63)
Gain (loss) from discontinued operations	$0.22	$0.61	(0.64)	(1.13)
Net gain (loss) per common share	$0.24	$0.50	$(0.94)	$(1.76)

Weighted average number of shares outstanding
(Basic and Diluted)	18,494,721	17,949,040	8,042,278	7,152,129

The notes to the Consolidated Financial Statements are an integral part of these statements.

ATTIS INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Shares	Common Stock, Par	Common Shares to be issued	Preferred Series A Shares	Preferred Series D Shares	Preferred Series D Stock, Par	Preferred Series F Shares	Preferred Series F Stock, Par	Preferred Series G Shares	Preferred Series G Stock, Par	Treasury Stock	Additional Paid in Capital	Non- Controlling Interest	Accumulated Deficit	Total

Balance December 31, 2016	1,712,471	$42,840	$-	51							$(224,250)	$35,752,691		$(45,900,580)	$(10,329,296)

MSTI common shares	403,865	10,097	$16,979									(27,076)			-

Common Stock Offering - January, net of costs of $1,626,198	3,000,000	75,000										10,689,931			10,764,931

Costs associated with Common Stock Offering - January												-			-

Vesting of common stock options												18,687			18,687

Common shares issued to Officer	212,654	5,316										(5,316)			-

Stock options issued to Officers												3,390,710			3,390,710

Shares issued to Goldman Sachs Specialty Lending Group	421,326	10,533										1,232,379			1,242,912

Series C Preferred Shares converted to Common Shares	1,081,472	27,037										2,617,900			2,644,937

Common Shares issued in connection with CFS Group acquisition	500,000	12,500										1,238,500			1,251,000

Common shares issued to Directors	58,863	1,471										88,529			90,000

Common shares issued to Consultants	396,500	9,913										743,037			752,950

Common Stock Offering - June, net of costs of $538,554	2,300,000	57,500										3,428,946			3,486,446

Costs associated with Common Stock Offering - June												-			-

Series C dividend shares	29,126	728										(728)			-

Sale of Series D Preferred Shares, net of costs of $136,800	423,000	10,575			141,000	531,691						728,764			1,271,030

Series D dividend shares	86,769	2,170													2,170

Costs associated with Series D Offering												-			-

Common Shares issued in connection with DxT acquisition	350,000	8,750										309,750			318,500

Sale of Series E Preferred Shares, net of costs of $309,000												734,356			734,356

Costs associated with Series E Offering												-			-

Series E dividend shares issued in 2018			703,168									-			703,168

Common Stock Offering - November, net of costs of $240,250	1,868,933	46,691										1,638,028			1,684,719

Costs associated with Common Stock Offering - November												-			-

Common Shares issued in connection with Verifi Labs acquisition	1,000,000	25,000										975,000			1,000,000

Warrants issued in connection with Verifi Labs acquisition												896,645			896,645

Common Shares issued in connection with ALB acquisition	800,000	20,000										1,012,000			1,032,000

Common shares to Employee issued in 2018												65,000			65,000

Warrant exercise	2,500	63										4,687			4,750

Non-controlling interest related to acquisitions	-												1,374,688		1,374,688

Dividend to Non-controlling interest	-												(38,804)		(38,804)

Net loss	-												123,523	(39,161,012)	(39,037,489)

Balance December 31, 2017	14,647,479	$366,184	$720,147	51	141,000	$531,691	-	$-	-	$-	$(224,250)	$65,532,420	$1,459,407	$(85,061,592)	$(16,675,990)

Series D dividend shares	600,000	15,000	(703,168)									688,168			-

Conversion of Series E Preferred Shares	2,035,928	50,898										701,549			752,447

Conversion of Series D Preferred Shares	340,500	8,513			(34,050)							(8,513)			-

Common Shares issued in connection with AST acquisition	500,000	12,500										527,500			540,000

Vesting of common stock options												8,718			8,718

Warrant exercise	2,500	63										4,687			4,750

Issuance of Series F Preferred Shares							2,500	3				(4,214,076)			(4,214,074)

Common shares issued to Directors	156,743	3,919	$-									41,081			45,000

Common Shares issued to GSS	250,000	6,250										146,250			152,500

Common Shares issued to ETC	10,000	250										5,450			5,700

Common Shares issued to Project Phoenix	3,000,000	75,000							202,600	203		(75,203)			(0)

Cancellation of portion of shares issued to ALB	(400,000)	(10,000)										10,000			-

Extinguishment of Preferred Stock						866,090						(2,626,873)			(1,760,783)

Series D converted to common - deemed dividend						(128,270)						128,270			-

Series E converted to common - deemed dividend												278,023			278,023

Series E converted to common - deemed dividend post modification												59,345			59,345

Derivative liability on series a and b warrants												(1,242,735)			(1,242,735)

Derivative liability on series d and e warrants												(3,722,358)			(3,722,358)

Warrant conversion	15,000	375										7,028			7,403

Common Shares issued in connection with ALB modification			$267,000												267,000

Acquisition of Flux Carbon												28,000,000			28,000,000

Non-controlling interest related to acquisitions													1,878,265		1,878,265

Net loss													(409,058)	9,716,273	9,307,215

Balance June 30, 2018	21,158,149	$528,951	$283,979	$51	106,950	$1,269,511	2,500	$3	202,600	$203	$(224,250)	$84,248,733	$2,928,614	$(75,345,319)	$13,690,427

The notes to the Consolidated Financial Statements are an integral part of these statements.

ATTIS INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX months ended June 30, 2018 AND 2017

	Six Months Ended
	6/30/2018	6/30/2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,264,513	(10,551,170)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	527,448	35,247
Amortization of capitalized loan fees & debt discount	339,555	-
Unrealized gain on fair value and derivative liabilities	(4,088,643)	816,997
Unrealized (gain) loss from change in fair value of contingent consideration	(1,422,857)	-
Gain on disposal of assets	(14,547,640)	4,097,135
Bad debt expense	1,082,336	-
Stock and Options issued to employees as incentive compensation	206,218	27,375
Gain(loss) on extinguishment of debt	(1,141,154)	(2,911,361)
Deferred tax liability	143,776	-

Changes in working capital items net of acquisitions:
Accounts receivable, net of allowance	(616,258)	-
Prepaid expenses and other current assets	(336,378)	(6,540)
Other current assets	(15,903)	(211,624)
Other deposits	162,206	-
Accounts payable	1,295,985	110,001
Accrued expenses	521,932	830,191
Deferred Rent	(727)	54,149
Net cash provided by (used in) operating activities	(8,625,590)	(7,713,510)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of waste business	3,000,000	-
Acquisition of property, plant and equipment	(131,019)	(356,090)
Net cash provided by (used in) investing activities	2,868,981	(356,090)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) borrowings on notes due related parties	(6,891)	356,891
Proceeds from loans	4,900,000	8,599,644
Proceeds from issuance of Series F Preferred Stock, net of placement fees of $248,000	2,002,000	-
Proceeds from warrant exercise	12,153	-
Principal payments on notes payable	(1,271,883)	-
Net cash provided by (used in) financing activities	5,635,379)	8,956,535

Net increase (decrease) in cash	(121,230)	886,125
Cash at beginning of period	400,223	-
Cash at end of period	$278,993	$886,125

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$1,815,249	$1,048,009

Supplemental Non-Cash Investing and Financing Information:

Common stock issued for consideration in an acquisition	$527,500	$-
Common Stock C(and related derivative liability)	$-	$2,644,951
Property, plant and equipment additions financed with notes payable and capital leases	$-	$195,646
Deemed dividend related to beneficial conversion feature of Series C Preferred Stock	$-	$2,115,317
Deemed dividend related to Series A and B warrants down round provision	$(9,648)	$-
Deemed dividend related to Series D and E warrants down round provision	$(234,912)	$-
Deemed dividend related to extinguishment of Series D Preferred Stock	$(4,915,011)	$-
Deemed dividend related to conversion of Series D Preferred Stock	$(212,230)	$-
Deemed dividend related to conversion of Series E Preferred Stock	$(386,978)	$-
Deemed dividend related to issuance of Series F Preferred Stock	$(4,214,073)	$-

The notes to the Consolidated Financial Statements are an integral part of these statements.

ATTIS INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND ORGANIZATION

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Attis Industries Inc. and its subsidiaries (collectively called the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the Company as filed with the SEC. The consolidated balance sheet at December 31, 2017 contained herein was derived from audited financial statements but does not include all disclosures included in the Form 10-K for Attis Industries Inc., and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been omitted or condensed.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of the unaudited condensed financial statements as of June 30, 2018, and the results of operations and cash flows for the three and six months ended June 30, 2018 have been made. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for a full year.

An amendment to the Company’s certificate of incorporation to change the name of the Company to Attis Industries Inc. became effective on April 23, 2018.

Historically, the Company was a regional, vertically integrated solid waste services company that provided collection, transfer, disposal and landfill services. This set of businesses was held for sale beginning on December 6, 2017. As of April 20, 2018, in connection with the closing of the sale of this set of companies, the results of such operations are classified as losses from discontinued operations.

The Company was previously primarily in the business of residential and commercial waste disposal and hauling and had contracts with various cities and municipalities. The majority of the Company’s customers were located in the St. Louis metropolitan and surrounding areas and throughout central Virginia.

On February 15, 2017, the Company, in order to expand its geographical footprint to new markets outside of the state of Missouri, acquired 100% of the membership interests of The CFS Group, LLC, The CFS Group Disposal & Recycling Services, LLC and RWG5, LLC (“The CFS Group”) pursuant to a Membership Interest Purchase Agreement, dated February 15, 2017. This acquisition was consummated to further define the Company’s growth strategy of targeting and expanding within vertically integrated markets and serve as a platform for further growth (see Note 3, Acquisitions).

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

The Company’s operations held for use operate under the following Limited Liability Companies:

(1) Mobile Science Technologies, Inc. (referred to herein as “Attis Healthcare”); and

(2) Attis Innovations, LLC (“Innovations”).

BASIS OF CONSOLIDATION

The condensed consolidated financial statements for the six months ended June 30, 2018 include the operations of the Company and its wholly-owned subsidiaries and a Variable Interest Entity (“VIE”) owned 20% by the Company (and included in discontinued operations) and a VIE owned approximately 70% by the Company (included in continuing operations).

Effective May 25, 2018, the Company acquired 4,900 membership interest units of Genarex FD LLC (“GFD”) corresponding to 49% of the issued and outstanding equity of GFD. The remaining 51% of the Company is owned by Sutra Sails L.L.C. (“Sutra”), which entity holds the super-majority voting and management control of the Company. The Company accounts for this as an unconsolidated equity investment and accordingly, records the Company’s share of the GFD net loss on the statement of operations.

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

GOING CONCERN, LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have experienced recurring operating losses in recent years. Because of these losses, the Company had a working capital deficit of approximately $19,000,000 at June 30, 2018, excluding current assets and current liabilities held for sale. The conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the working capital deficit can be satisfied with additional capital raises, cash on hand at June 30, 2018, the sale of the waste services division, and the growth of our innovations and technology division. There is no assurance the Company will be successful in implementing its strategy.

On February 20, 2018, Attis Industries Inc. signed an agreement with Warren Equity Partners (“WEP”), which closed on April 20, 2018, to sell the waste operations of the Company to WEP. As part of this sale the Company eliminated a majority of its debt, as well as the approximately $11,000,000 annual debt service payments. The Company received $3,000,000 in cash as part of the sale. We also have a revised credit agreement from our primary lender with more favorable terms this will help to execute our growth strategy without the encumbrances of the substantial debt and recurring losses of the waste operations (see Note 6, Notes Payable and Convertible Notes).

Post-close, the Company will focus on growing its Innovations and Technology divisions. In anticipation of the sale of the waste division the Company purchased Verifi Labs in November of 2017. Additionally, we have set up a commercial and federal lab, both of which will become operational in August of 2018.

As of June 30, 2018, the Company had approximately $280,000 in cash, in its continued operations, to cover its short- term cash requirements. The Company is still evaluating raising additional capital through the public markets as well as looking for capital partners to assist with operating activities and growth strategies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of six months or less to be cash equivalents. At June 30, 2018 and 2017, the Company had no cash equivalents.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. The Company uses a Monte Carlo simulation put option Black-Scholes-Merton model. For less complex derivative instruments, such as freestanding warrants, the Company generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative loss. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given year result in the application of non-cash derivative gain.

See Notes 6, Notes Payable and Convertible Notes, Note 8, Shareholders’ Equity and Note 9, Fair Value Measurement for a description and valuation of the Company’s derivative instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses the valuation of components of its property and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows. No impairments were noted during the six months ended June 30, 2018 and 2017.

INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of ASC 740, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. The Company has deferred tax liabilities related to its intangible assets, which were approximately $158,000 as of June 30, 2018.

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

SEGMENT INFORMATION

We determined our reporting units in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). We evaluate a reporting unit by first identifying its operating segments under ASC 280. We then evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, we evaluate those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, we determine if the segments are economically similar and, if so, the operating segments are aggregated.

ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. Accounts receivable are recorded at management’s estimate of net realizable value. At June 30, 2018, and December 31, 2017 the Company had approximately $395,000 and $860,000 of trade receivables, net, respectively.

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. At June 30, 2018 and December 31, 2017 the Company had approximately $717,000 and $0 recorded for the allowance for doubtful accounts, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at its historical cost. The cost of property and equipment is depreciated over the estimated useful lives (ranging from 3 -39 years) of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs will be capitalized and expensed if it benefits future periods. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred.

INTANGIBLE ASSETS

The Company accounts for its intangible assets pursuant to ASC 350-20-55-24, “Intangibles – Goodwill and Other”. Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

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

VALUATION OF INTELLECTUAL PROPERTY

Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. The Company periodically review estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. The revisions to estimates or assumptions during the periods presented in the accompanying financial statements were not considered to be significant.

EQUITY INVESTMENTS

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company’s share of its equity method investee’s earnings or losses is included in other income in the accompanying Statements of Operations.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. In accordance with Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if indicators of impairment are present. The Company performs its annual goodwill impairment analysis as of November 30, and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company adopted ASU 2017-04, “Intangibles - Goodwill and Other: Topic 350: Simplifying the Test for Goodwill Impairment”, which eliminated step two from the goodwill impairment test. In assessing impairment on goodwill, the Company first analyzes qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors the Company assesses include long-term prospects of its performance, share price trends and market capitalization and Company-specific events. If the Company concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the Company does not need to perform the quantitative impairment test. If based on that assessment, the Company believes it is more likely than not that the fair value of the reporting unit is less than its carrying value or the Company decides to opt out of this step, a quantitative goodwill impairment test will be performed by comparing the fair value of each reporting unit to its carrying value. A goodwill impairment charge is recognized for the amount by which the reporting unit’s fair value is less than its carrying value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. As a result of our November 30, 2017 impairment test, the Company recognized a $6.0 million impairment related to our then Midatlantic waste removal business, which is included in loss from discontinued operations on the consolidated statement of operations. Goodwill was reduced by approximately $7,230,000 as a result of the sale of the waste companies. No impairment was recorded for the quarter ended June 30, 2018.

REVENUE RECOGNITION

The Company adopted Financial Accounting Standards Board (“FASB”) ASC Topic 606 (“ASC 606”), Revenue from Contracts with Customers and its amendments with a date of the initial application of January 1, 2018. ASC Topic 606 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods and services.

The Company applied the modified retrospective approach under ASC 606 which allows for the cumulative effect of adopting the new guidance on the date of initial application. Use of the modified retrospective approach means the Company’s comparative periods prior to initial application are not restated. The initial application was applied to all contracts at the date of the initial application. The Company has determined that the adjustments using the modified retrospective approach did not have a material impact on the date of the initial application along with the disclosure of the effect on prior periods.

Revenue from continuing operations consisted of referral and management related lab testing fees of $758,000 and management fees related to the management of laboratory services of $99,000.

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

The Company recognizes revenue related to the JVCo when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. The Company recognizes revenue from management fees payable under the JVCo operating and management agreements upon receipt of payment. The Company anticipates generating revenue in the future from third parties in addition to management fees, resulting in revenue from technology royalties and related services and products. If they occur in the future, licensing royalties will be recognized as earned by calculating the royalty as a percentage of gross sales by licensees. For the purposes of assessing royalties, the licensee’s sales will be deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon shipment to the buyer of the products produced with the licensed technology. To the extent revenues are generated from the Company’s licensing support services in the future, the Company will recognize such revenues when the services are completed and billed. Any such services will be provided on fixed price contracts. Revenue from any such contracts will be recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period. The Company additionally anticipates performing services under fixed-price contracts involving design, engineering, procurement, installation, and start-up of production systems based on the Company’s technologies. Revenues and fees on these contracts will be recognized using the percentage-of-completion method of accounting. Our percentage-of-completion methods may further include the efforts-expended percentage-of-completion method and the cost-to-cost method. The efforts-expended method utilizes using measures such as task duration and completion. The efforts-expended approach is used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours method. The Company will use the cost-to-cost method to determine the percentage of completion of a project based on the actual costs incurred. Earnings will be recognized periodically based upon our estimate of contract revenues and costs in providing the services required under the contract. The percentage of completion method must be used in lieu of the completed contract method when all of the following are present: reasonably reliable estimates can be made of revenue and costs; the construction contract specifies the parties’ rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; the contract purchaser has the ability and expectation to perform all contractual duties; and the contract contractor has the same ability and expectation to perform. Under the completed contract method income will be recognized only when a contract is completed or substantially completed. The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” in such instances will represent revenues recognized in excess of amounts billed. Likewise, the liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” will represent billings in excess of revenues recognized.

Revenue related to our discontinued operations consists of solid waste services performed including the collection, hauling, transfer, disposal of waste and landfill services. The Company primarily focused on residential and commercial waste disposal and hauling and has contracts with various cities and municipalities in Missouri and Virginia. Our performance obligations under these contracts tend to be singular in nature such as period pick-ups at specified times or the physical storing of waste. Our pricing is fixed and contractually stated with any variable revenue components such as discounts and rebates being immaterial to revenue as a whole. Revenue is recognized as the service is performed which for periodic pick up is ratably over the pick-up period and for transfer and disposal services it is when such transfer and disposal has taken place.

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

At June 30, 2018, the Company had outstanding stock warrants and options for 23,578,208 and 11,472 common shares, respectively. Also, at June 30, 2018 the Company had outstanding Preferred Stock Series D, E, F and G convertible in to 2,166,910, 3,262,015, 5,065,240 and 40,520,000 shares, respectively. These are not presented in the consolidated statements of operations as the effect of these shares is anti-dilutive.

At December 31, 2017 the Company had outstanding stock warrants and options for 13,154,872 and 11,472 common shares, respectively. Also, at December 31, 2017 the Company had outstanding Preferred Stock Series D and E convertible in to 1,410,000 and 3,000,000 shares, respectively. These are not presented in the consolidated statements of operations as the effect of these shares is anti dilutive.

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

The Company recorded stock-based compensation expense of approximately $203,000 and $70,000 during the six months ended June 30, 2018 and 2017, respectively, which is included in compensation, professional fees and related expense on the statement of operations.

ACCOUNTING FOR ACQUISITIONS

Effective May 25, 2018, the Company, Attis’s wholly-owned subsidiary, Innovations, GreenShift Corporation (“GreenShift”), and GreenShift’s wholly-owned subsidiary, GS CleanTech Corporation (“CleanTech”), among others, entered into a Securities Purchase Agreement (“JVCo Acquisition Transaction”) and related transaction documents pursuant to which the Company acquired 80% of the membership interest units (“80% Units”) of FLUX Carbon LLC (“JVCo”). Under the acquisition method of accounting outlined in ASC 805, the identifiable assets acquired, and liabilities assumed in the JVCo Acquisition Transaction are recorded at their acquisition date fair values and are included in the Company’s consolidated financial position.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”. The objective of this amendment is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this amendment, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. This amendment applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU 2015-14 which deferred May 25, 2018 of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has not yet selected which transition method it will apply upon adoption. Historically, the Company has not generated any revenue. The Company will continue to evaluate and will quantify the impact, if any, the adoption of ASU 2014-09 will have on our revenue streams when they occur. When our evaluations do occur, The Company does not expect material changes to its accounting policies.

NOTE 3 – ACQUISITIONS

FLUX CARBON LLC JVCO ACQUISITION TRANSACTION

Effective May 25, 2018 (the “Closing Date”), the Company, Innovations, the Company’s wholly-owned subsidiary, GreenShift, and GreenShift’s wholly-owned subsidiary, GS CleanTech, and Candent Corporation (“Candent”) among others, entered into a SPA and related transaction documents pursuant to which Attis acquired 80% of the membership interest units (“80% Units”) of JVCo, and $10,000,000 of GreenShift’s subordinate secured debt, in exchange for an earn-out based purchase price equal to the greater of (i) $18,000,000 (“Floor Price”); (ii) five (5) times Company’s Consolidated EBITDA during 2018, 2019, and 2020; (iii) four (4) times Company’s Consolidated EBITDA during 2021, 2022, and 2023; (iv) three (3) times Company’s Consolidated EBITDA during 2024 and 2025; (v) two (2) times Company’s Consolidated EBITDA during 2026; or (vi), one (1) times Company’s Consolidated EBITDA during 2027. The agreements additionally call for Attis to pay $200,000 over sixty days, and for GreenShift to pay certain working capital surplus equal to about $200,000 to the Company. An initial payment against the SPA purchase price was paid at Closing in the form of 2,000,000 restricted shares of Attis’s common stock and 180,000 shares of Attis’s Series G Stock. GreenShift is required to use the first proceeds received upon sale of the shares to pay or refinance its senior secured debt. In connection with closing under the SPA, 100% of the issued and outstanding equity of Advanced Lignin Biocomposites LLC (“ALB”) and 49% of the issued and outstanding equity of Genarex FD LLC (“GFD”) was transferred to JVCo.

The SPA transaction documents also include an Amended and Restated Limited Liability Attis Operating Agreement and a Management Agreement (“Company Agreements”) under which GreenShift and CleanTech have in essence ‘outsourced’ its operations to the Company, which the parties have agreed to fully capitalize to meet a number of specific objectives, including servicing the continuing and future needs of licensees, investing in growth with the parties’ combined intellectual properties, protecting GreenShift’s intellectual properties, and supporting all pending and future litigation for infringement and related matters. The Company agreements further require that no distributions shall be paid by the Company prior to the date on which GreenShift’s senior secured lender is fully paid.

On and subject to the terms and conditions of the SPA and related transaction documents, at the Closing, GreenShift issued to Attis a subordinate secured convertible debenture in the original principal amount of $10,000,000 (“Debenture”). Commencing November 22, 2018, the Debenture shall be convertible into GreenShift’s common stock at the sole and exclusive option of the holder in one or more installments up to 9.9% of the GreenShift’s issued and outstanding common stock at the time of conversion (when taken with any other shares of GreenShift common stock held by the holder at the time of conversion). The Debenture converts into GreenShift common stock at the greater of (i) $0.10 per share or (ii) 100% of the lowest closing market price per share for the GreenShift common stock for the thirty (30) Trading Days preceding conversion. The Debenture shall accrue interest at the lesser of 2% or the minimum allowable rate under applicable law and shall be waived if the GreenShift Debenture is converted or otherwise fully paid on or before June 30, 2028. The Debenture shall be exclusively paid in the form of GreenShift common stock, provided, however, that the principal balance due under the Debenture shall be reduced on a dollar for dollar basis in an amount equal to any distributions paid as provided for in the SPA and Company Agreements.

Effective May 25, 2018, Attis Industries, Inc. acquired 4,900 membership interest units of GFD corresponding to 49% of the issued and outstanding equity of GFD. The remaining 51% of GFD is owned by Sutra, which entity holds the super-majority voting and management control of GFD.

GFD was formed as a research and development platform for developing sustainable bio-based products for the plastics industry. GFD takes low cost by-products from the corn ethanol industry and has developed cost effective additives for the plastics industry. This drives the cost of plastics down using renewable non-fossil fuel-based feedstock.

The following table summarizes the estimated fair value of the JVCo assets acquired at the date of acquisition:

Long-term Note receivable	10,000,000
Intangible Intellectual Property	18,000,000
Purchase price	$28,000,000

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The standard allows for provisional amounts to be recorded related to a business combination in the event the accounting is yet to be compete at the end of a reporting period. Entities have up to one year from the effective date of a business combination, referred to a s a measurement period, to adjust any provisional amounts recorded. The Company is finalizing the estimate of fair value amounts in connection with this acquisition. The completion of the fair value assessment of assets acquired is anticipated to be finalized before the measurement period. The measurement period for this acquisition ends on May 25, 2019. The Company will disclose any changes to the accounting of the acquisition, if any, in future reporting periods.

The following tables set forth certain unaudited pro forma consolidated financial data for the three months ended 6/30/18 and 6/30/17 and for the six months ended 6/30/18 and 6/30/17. We have derived the data from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any period are not necessarily indicative of the results to be expected for any future period. These results are updated for continuing operations.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	3 Months Ended June 30, 2017	Six Months Ended June 30, 2017

Revenue
Services	$281,782	$1,070,000	$-	$-
Total revenue	281,782	1,070,000	-	-

Income (loss) from continuing operations	$841,355	$(1,941,955)	$(2,362,877)	$(2,415,074)

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

	June 30, 2018	December 31, 2017
Building & Leasehold improvements	2,808,485	49,603
Computer equipment	140,710	205,767
Machinery, & equipment	294,473	156,656

Total cost	3,243,668	412,026

Less accumulated depreciation	(188,542)	(78,527)

Net property and equipment	$3,055,126	$333,499

Depreciation expense for the six months ended June 30, 2018 and 2017 was approximately $130,000 and $30,000, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following tables set forth the intangible assets, both acquired and developed, including accumulated amortization as of June 30, 2018:

	June 30, 2018
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Customer lists	4.33 years	$2,809,000	$299,600	$2,509,400
Patents	18.10 years	4,996,983	190,853	4,806,130
Capitalized software	2.08 years	135,021	48,757	86,264
Intellectual Property	Indefinite	18,050,000	--	18,050,000
		$25,991,004	$539,210	$25,451,794

Amortization expense, amounted to approximately $141,000 and $395,000 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

The Company had the following long-term debt from continuing operations, excluding liabilities held for sale:

	December 31, 2017	June 30, 2018
Goldman Sachs - Tranche A Term Loan - LIBOR Interest on loan date plus 8%, 9.65% at June 30, 2018, respectively	$7,083,257	$7,100,000
Promissory note payable to a bank, unsecured, bearing interest at a variable rate, 4.75%, at June 30, 2018 with a floor of 4.75% due on demand	1,000,000	1,000,000
Promissory note payable to a bank, unsecured, bearing interest at 5.5%, due on demand	299,578	310,803
Promissory note payable to a bank, unsecured, bearing interest at a variable rate, 5%, at June 30, 2018 with a floor of 5.00% due in monthly installments of $12,300, maturing August 2022	622,259	565,165
Note payable, see description below	-	2,173,990
Note payable, related party, see description below	-	937,500
Note payable, see description below	-	937,500
Note payable, see description below	-	500,000
Note payable, related party, see description below	-	375,000
Note payable, see description below	-	187,500
Note payable, see description below	-	62,500
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000
Less: deferred loan costs	-	(1,259,668)

Total debt	10,480,094	14,365,290
Less: current portion	(8,502,387)	(7,094,677)
Long term debt less current portion	$1,977,707	$7,270,613

GOLDMAN SACHS CREDIT AGREEMENT

On April 20, 2018 (the “Restatement Date”), Attis closed a Second Amended and Restated Credit and Guaranty Agreement (the “New Credit Agreement”) by and among Operations, Mobile Science Technologies, Inc. (“Mobile”), Attis Healthcare, LLC (“Healthcare”), Integrity Lab Solutions, LLC, (“Integrity”), Red X Medical LLC (“Red X”), Welness Benefits, LLC (“Welness”), LGMG, LLC (“LGMG”), Attis Innovations, LLC (“Attis Innovations”), Advanced Lignin Biocomposites LLC (“Advanced Lignin”), Attis Envicare Medical Waste, LLC (“Envicare”), Attis Genetics, LLC (“Genetics”), Attis Federal Labs, LLC (“Federal Labs”) and Attis Commercial Labs, LLC (“Commercial Labs” and together with Mobile, Healthcare, Integrity, Red X, Welness, LGMG, Attis Innovations, and Advanced Lignin, Envicare, Genetics and Federal Labs, the “New Credit Companies”), the Company and certain subsidiaries of the Company, as guarantors, the lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger. The Credit Agreement amended and restated the Amended and Restated Credit and Guaranty Agreement entered into as of February 15, 2017 by and among Attis, certain of the Acquired Entities, and certain current or former subsidiaries of the Company, as Guarantors and co-borrowers, the Lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (as amended prior to the Restatement Date, the “Prior Credit Agreement”).

Pursuant to the New Credit Agreement, the Lenders thereunder have agreed to waive any mandatory prepayments under the Prior Credit Agreement in connection to the Transaction and restructure the remaining indebtedness and accrued interest under the Prior Credit Agreement as a term loan payable by the New Credit Companies, in an aggregate amount of approximately $8.7 million (the “Loan”), including interest accrued but unpaid for the interest periods ending on January 1, 2018 through June 30, 2018 in an aggregate amount of approximately $1.6 million. Subsequent to June 30, 2018, interest payments have not been made creating a default of the new credit agreement.

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

SUBORDINATED DEBT

In connection with the acquisition with Meridian Waste Services, LLC on May 15, 2014, notes payable to the sellers of Attis issued five-year term subordinated debt loans paying interest at 8.00%. At June 30, 2018 and December 31, 2017, the balance on these loans was $1,475,000 and $1,475,000, respectively. In 2015 the term of these notes was extended an additional 1 and 1/2 years.

OTHER DEBTS

NOTE PAYABLE

In February of 2018, the Company added two note payables from an individual with a principal amount of $2,500,000, to be repaid in weekly installments of approximately $64,000 for 12 months starting from the funding date. The total amount to be repaid is $3,325,000. The Company has the option to prepay the note at certain times. If the Company chooses this option, it will reduce the amount of interest cost associated with this note. The Company recorded original issue discount (“OID”) of approximately $890,000 and deferred loan costs of approximately $125,000. The balance of the OID and the deferred loan costs at June 30, 2018 was approximately $676,666. The note is guaranteed by an officer of the Company.

On May 9, 2018, the Company added a note payable from a related party with a principal amount of $937,500, with an OID of $187,500. The maturity date of this loan is November 9, 2018 and no payments are due until that date. If the note is not satisfied by the initial maturity date, the note will be extended for 90 days and the principal will be increased by $75,000. The Company recorded the OID and deferred loan costs of $60,000. The balance of the OID and the deferred loan costs at June 30, 2018 was $165,000. The note is guaranteed by an officer of the Company.

On May 15, 2018, the Company added a note payable from an individual with a principal amount of $937,500, with an original issuance discount of $187,500. The maturity date of this loan is November 15, 2018 and no payments are due until that date. If the note is not satisfied by the initial maturity date, the note will be extended for 90 days and the principal will be increased by $75,000. The Company recorded the OID and deferred loan costs of $60,000. The balance of the OID and the deferred loan costs at June 30, 2018 was $165,000. The note is guaranteed by an officer of the Company.

On May 23, 2018, the Company added a note payable from an individual with a principal amount of $187,500, with an original issuance discount of $37,500. The maturity date of this loan is November 23, 2018 and no payments are due until that date. If the note is not satisfied by the initial maturity date, the note will be extended for 90 days and the principal will be increased by $15,000. The Company recorded the OID and deferred loan costs of $60,000. The balance of the OID and the deferred loan costs at June 30, 2018 was $41,250. The note is guaranteed by an officer of the Company.

On May 30, 2018, the Company added a note payable from an individual with a principal amount of $62,500, with an original issuance discount of $12,500. The maturity date of this loan is November 30, 2018 and no payments are due until that date. If the note is not satisfied by the initial maturity date, the note will be extended for 90 days and the principal will be increased by $5,000. The Company recorded the OID and deferred loan costs of $60,000. The balance of the OID and the deferred loan costs at June 30, 2018 was $13,750. The note is guaranteed by an officer of the Company.

On June 12, 2018, the Company added a note payable from a related party with a principal amount of $375,000, with an original issuance discount of $75,000. The maturity date of this loan December 12, 2018 and no payments are due until that date. If the note is not satisfied by the initial maturity date, the note will be extended for 90 days and the principal will be increased by $5,000. The Company recorded the OID and deferred loan costs of $60,000. The balance of the OID and the deferred loan costs at June 30, 2018 was $82,500. The note is guaranteed by an officer of the Company.

On June 26, 2018, the Company added a note payable from an individual with a principal amount of $500,000, with an original issuance discount of $100,000. The maturity date of this loan July 27, 2018 and no payments are due until that date. If the note is not satisfied by the initial maturity date, the note will be extended for 30 days and the principal will be increased by $40,000. The Company recorded the OID and deferred loan costs of $60,000. The balance of the OID and the deferred loan costs at June 30, 2018 was $132,500. The note is guaranteed by an officer of the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

JVCo is subject to a first priority lien granted in favor of Candent Corporation (“Candent”) on February 18, 2015, under a guaranty agreement executed by JVCo in connection with the issuance by JVCo’s former parent company, EXO Opportunity Fund LLC (“EXO”) of a $15 million senior secured loan to Candent on the same date. Effective May 25, 2018, on and subject to applicable agreements, Candent agreed to release the foregoing first priority security interest and lien upon satisfaction by JVCo’s parent company, Attis, and its affiliates of certain conditions under the SPA.

ALB is party to a license agreement with UT-Battelle LLC, the manager and operator of Oak Ridge National Laboratory under contract with the United States Department of Energy. The license called for $12,500 to be paid upon execution, and an ongoing royalty of 1.5% to 2.5% of ALB’s (and/or its affiliate’s or designee’s) net sales, if applicable. ALB’s parent company as of March 31, 2017, Innovations, paid the execution fee on ALB’s behalf upon execution of the license, and released ALB from any payment obligation in connection with said amount. Neither ALB, nor any of its affiliates, have generated net sales with the intellectual properties covered by the Oakridge license.

On February 23, 2015, the Company and GS CleanTech Corporation (“CleanTech”) entered into a contingent litigation financing agreement (“Litigation Financing Agreement”), pursuant to which the Company agreed to cover all costs of recovery for litigation matters commenced on or before February 23, 2015 in exchange for 125% of all costs and expenses of recovery, plus a contingent recovery fee payable to CleanTech’s litigation counsel (“Litigation Counsel”) or its designee equal to 25% of all recovered amounts. To ensure payment, the Litigation Financing Agreement required the assignment of the applicable receivables, including rights to collect damages and other amounts arising upon default of underlying agreements, to the Company. The applicable damages relate further to certain disputed restricted cash and accounts receivable balances. The restricted cash relates to amounts deposited into an escrow account pending completion of settlement. That amount increases at the rate of about $125,000 per month. The accounts receivable relates to amounts in default as of February 23, 2015, but that increase on a monthly basis under applicable agreements. While litigation has not yet commenced in connection with any of the foregoing amounts, and settlement discussions are ongoing, filing suit is likely to be necessary in several instances. The Company has accordingly determined that collectability was not reasonably assured as of each relevant reporting date. The corresponding revenues were therefore not recognized. In addition, the restricted cash and accounts receivable above were otherwise deemed to be subject to a 100% valuation allowance as of March 31, 2018.

NOTE 8 – SHAREHOLDERS’ EQUITY

TREASURY STOCK

During 2014, the Company’s Board of Directors authorized a stock repurchase of 11,500 shares of its common stock for approximately $230,000 at an average price of $20.00 per share. At June 30, 2018 and December 31, 2017, the Company holds 11,500 shares of its common stock in its treasury.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of Preferred Stock, for which seven classes have been designated to date. Series A has 51 and 51 shares issued and outstanding, Series B has 0 and 0 shares issued and outstanding, Series C has 0 and 0 shares issued and outstanding, Series D has 106,950 and 141,000 shares issued and outstanding, Series E has 161,000 and 300,000 shares issued and outstanding, and Series F has 2,500 and 0 shares issued and outstanding and Series G has 202,600 and 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

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

During the six months ended June 30, 2018, 34,050 shares of Series D Preferred stock was converted under its contractual terms into 340,500 shares of common stock. In accordance with ASC 470, the Company recognized a deemed dividend of approximately $212,000 upon conversion which represented the unamortized discount on these converted Series D Preferred Shares.

MARCH MODIFICATION – SERIES D PREFERRED STOCK

On March 13, 2018, the Company made certain changes to the Series D Preferred Stock and Series D Warrants including amending the conversion price of the Series D Preferred Stock and the exercise price of the Series D Warrants to $0.94. In addition, a down round provision was added to both instruments that resets the conversion price and exercise price of these instruments if a future equity offering occurs at a lower exercise, conversion or sales price or if a current equity offering resets to a lower exercise, conversion or sales price.

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

March 13, 2018 Pre Modification – Equity	$1,096,758
Change in Fair Value due to modification	89,827
March 13, 2018 Reclass Liability	1,186,585
Change in Fair Value	(138,207)
March 31, 2018 Fair Value	1,048,378
Change in Fair Value	(682,464)
June 30, 2018 Fair Value	$365,914

The Company used a Black-Scholes-Merton model to value the Series D warrants (pre-modification) at March 13, 2018 with the following key assumptions: (1) Stock price - $0.64; (2) Exercise price - $1.44; (3) Term – 4.5 years; (4) Risk free rate of return – 2.62%; and (5) Volatility – 140%. The Company used a modified binomial lattice model to value the Series D warrants (post modification) at March 13, 2018 and June 30, 2018 with the following key assumptions:

	March 13, 2018	June 30, 2018

Stock Price	$0.64	$0.38
Exercise Price	$0.94	$0.49
Term (years)	4.50	4.19
Risk Free Rate	2.62%	2.73%
Volatility	140.4%	133.0%

In relation to the Series D Preferred Stock, the Company determined the modification changed the fair value of the embedded conversion option and instrument as a whole by more than 10% of carrying value and thus extinguishment accounting was appropriate. In accordance with ASC 260-10-S99-2, the Company remeasured the Series D Preferred Stock to its post modification fair value of $1,269,000 with the excess value over the prior carrying balance of $403,000 being recognized as a deemed dividend of $866,000 as of March 31, 2018.

On May 7, 2018 the down round provision was triggered and the conversion price of the preferred stock was lowered from $0.94 to $0.49356. Under the early adopted ASU 2017-11, convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options). In accordance with ASC 2017-11-2, the Company recognized the incremental beneficial conversion feature the Series D Preferred Stock in regards to the number of shares after the down round provision was triggered which resulted in a difference of 1,029,144 additional shares to be issued being recognized as a deemed dividend of $739,548 as of the three months ended June 30, 2018.

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

In total the Company issued an aggregate of 300,000 shares of Series E Preferred Stock, 4,500,000 Warrants and with an aggregate of 600,000 shares of Common Stock issued to investors in the Offering as dividends for Series E Preferred Stock. During the six months ended June 30, 2018 76,050 shares were converted in to 760,500 shares of common stock. At June 30, 2018 there are 223,950 shares of Series E Preferred Stock outstanding, convertible in to 2,223,950 shares of common stock.

During the six months ended June 30, 2018, 203,593 shares of Series E Preferred stock was converted under its contractual terms into 2,035,930 shares of common stock. In accordance with ASC 470, the Company recognized a deemed dividend of approximately $387,000 upon conversion which represented the unamortized discount on these converted Series E Preferred Shares.

MARCH MODIFICATION – SERIES E PREFERRED STOCK

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

March 13, 2018 Pre Modification - Equity	$2,390,687
Change in Fair Value due to modification	145,085
March 13, 2018 Reclass Liability	2,535,772
Change in Fair Value	(295,226)
March 31, 2018 Fair Value	2,240,546
Change in Fair Value	(1,462,885)
June 30, 2018 Fair Value	$777,661

The Company used a Black-scholes-Merton model to value the Series E warrants (pre-modification) at March 13, 2018 with the following key assumptions: (1) Stock price - $0.64; (2) Exercise price - $1.20; (3) Term – 4.58 years; (4) Risk free rate of return – 2.62%; and (5) Volatility – 140%. The Company used a modified binomial lattice model to value the Series E warrants (post modification) at March 13, 2018 and June 30, 2018 with the following key assumptions:

	March 13, 2018	June 30, 2018

Stock Price	$0.64	$0.38
Exercise Price	$0.94	$0.49
Term (years)	4.58	4.32
Risk Free Rate	2.62%	2.73%
Volatility	140.4%	133.0%

In relation to the Series E Preferred Stock, the Company determined the modification changed the fair value of the embedded conversion option and instrument as a whole by more than 10% of carrying value and thus extinguishment accounting was appropriate. In accordance with ASC 260-10-S99-2, the Company remeasured the Series E Preferred Stock to its post modification fair value of $2,717,000 with the excess value over the prior carrying balance of $957,000 being recognized as a deemed dividend of $1,760,783 as of March 31, 2018.

On May 7, 2018 the down round provision was triggered and the conversion price of the preferred stock was lowered from $0.94 to $0.49356. Under the early adopted ASU 2017-11, convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options). In accordance with ASC 2017-11-2, the Company recognized the incremental beneficial conversion feature the Series D Preferred Stock in regards to the number of shares after the down round provision was triggered which resulted in a difference of 2,154,995 additional shares to be issued being recognized as a deemed dividend of $1,548,590 as of the three months ended June 30, 2018.

PRIVATE PLACEMENT OF SERIES F PREFERRED STOCK AND WARRANTS

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

The Warrants are five-year warrants to purchase shares of Common Stock at an exercise price of $0.95 per share subject to adjustment in accordance with the price resets set forth in the Series F Preferred Stock designations, exercisable beginning six months after the date of issuance thereof. The Warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock. Upon a reduction to the exercise price of such warrants, the number of warrant shares shall increase such that the aggregate exercise price will remain the same.

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

As the Series A warrants issued within this investment unit are deemed to be warrant liabilities, they must be presented at fair value. Thus, in terms of allocating the proceeds of this offering, the proceeds are first allocated to the instrument initially and subsequently measured at fair value (warrants) and the remaining proceeds, if any, are allocated to the Series F Preferred Stock. The Company calculated the warrant’s fair value at issuance as $6,216,000. Such amount exceeded net proceeds by $4,214,000 which is recognized as a deemed dividend. In addition, the warrant liability was remarked to fair value at June 30, 2018 which was determined to be $4,490,000 which resulted in an unrealized gain on derivatives of $1,708,000 as of June 30, 2018.

A rollforward of the Series A warrant liability balance is as follows:

March 31, 2018	$4,499,243
Change in Fair Value	(8,874)
June 30, 2018	$4,490,369

The Company used a modified binomial lattice model to value the Series E warrants (post modification) at March 13, 2018 and June 30, 2018 with the following key assumptions:

	February 21, 2018	June 30, 2018

Stock Price	$0.9600	$0.38
Exercise Price	$0.95	$0.49
Term (years)	5.00	4.65
Risk Free Rate	2.69%	2.73%
Volatility	152.9%	133.0%

SERIES G

The Company submitted for filing with the Secretary of State of the State of New York, on June 1, 2018, the Certificate of Amendment to the Certificate of Incorporation of the Company (the “Series G Amendment to Certificate”), which established 500,000 shares of the Series G Convertible Preferred Stock (“Series G Stock”), par value $0.001 per share, having such designations, rights and preferences as set forth in the Amendment to Certificate.

The shares of Series G Stock have a stated value of $100.00 per share, are convertible into Common Stock at a price of the greater of $0.50 per share or 100% of the lowest closing market price per share for the thirty days prior to conversion, subject to certain adjustments and beneficial ownership limitations. Shares of the Series G Stock are non-voting, but, in the event a dividend is declared by the Board of Directors, entitle the holder of each share of Series G Stock to receive a cumulative dividend, in each case equal in amount and kind to that payable to the holder of the number of shares of the Company’s common stock into which that holder’s Series G Stock could be converted on the record date for the dividend without giving effect to the 9.9% conversion limitation stated above. The shares of Series G Stock rank senior to the common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and any other class or series of capital stock of the Company thereafter created.

Notwithstanding anything in the Company’s Series G Amendment to Certificate to the contrary, if the Company has not obtained Shareholder Approval (as defined in the Series G Amendment to Certificate), then the Company may not issue, upon conversion of the Series G Stock a number of shares of Common Stock which, when aggregated with any shares of Common Stock issued to one or more of the Holders on or after the date of the first issuance of Series G Stock and prior to such Conversion Date in connection with any conversion of Series G Stock, would exceed 19.99% of the Company’s issued and outstanding Common Stock on the date of the filing of Series G Amendment to Certificate.

During the six months ended June 30, 2018, 202,600 shares of Series G Preferred stock was issued in relation to the JVCo acquisition.

COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2018, the Company issued 6,910,673 shares of common stock and cancelled 400,000 shares related to the ALB acquisition. The fair values of the shares of common stock were based on the quoted trading price on the date of issuance. Of the 6,910,673 shares issued during the six months ended June 30, 2018, the Company:

1.	Issued 600,000 of these shares previously accrued in 2017 as dividends to the Series E Preferred Stock holders,

2.	Issued 2,035,930 of these shares due to the conversion of Series E Preferred Stock to common shares,

3.	Issued 340,500 of these shares due to the conversion of Series D Preferred Stock to common shares,

4	Issued 500,000 of these shares as a result of the American Science and Technology Corporation License Agreement and Lease,

5.	Issued 17,500 of these shares due to the exercise of warrants,

6.	Issued 62,162 of these shares to an employee as compensation,

7.	Issued 10,000 of these shares to Environmental Trash Company in connection with the acquisition agreement,

8.	Issued 250,000 of these shares to Garden State Securities in connection with a consulting agreement.

9.	Issued 94,581 of these shares to the directors of the Company.

10.	Issued 3,000,000 shares in relation to the Flux Carbon LLC joint venture

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

February 21, 2018 Pre Down Round (Equity)	$1,233,086
Change in Fair Value (deemed dividend)	9,649
February 21, 2018 Post Down Round (Liability)	1,242,735
Change in Fair Value	(541,145)
March 31, 2018, ending balance	701,590
Change in Fair Value	(244,785)
June 30, 2018, ending balance	$456,805

The Company used a modified binomial lattice model to value the Series A and B warrants (post modification) at March 13, 2018 and June 30, 2018 with the following key assumptions:

	February 21, 2018 Pre Round Down	February 21, 2018 Post Down Round	June 30, 2018
Stock Price	$0.96	$0.96	$0.38
Exercise Price	$1.31	$0.94	$0.49
Term (years)	4.75	4.75	4.42
Risk Free Rate	2.69%	2.69%	2.73%
Volatility	152.9%	152.9%	133.0%

A summary of the status of the Company’s outstanding stock warrants for the period ended June 30, 2018 is as follows:

	Number of Shares	Average Exercise Price	Expiration Date
Outstanding - December 31, 2017	13,154,872	$2.21
Granted	5,519,143	0.95	February, 2023
Exercised	(17,500)	1.90
Outstanding, June 30, 2018	18,689,015	$1.37
Warrants exercisable at June 30, 2018	18,689,015

STOCK OPTIONS

A summary of the Company’s stock options as of and for the six months ended June 30, 2018 are as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2017	11,472	$19.35	$4.78	3.61	-

For the six months ended June 30, 2018
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Outstanding at June 30, 2018	11,472	$19.35	$4.78	3.17	-

Outstanding and Exercisable at June 30, 2018	1,701	$19.35	$4.78	3.17	-

(1)	The aggregate intrinsic value is based on the $0.3811 closing price as of June 29, 2018 for the Company’s Common Stock.

The following information applies to options outstanding at June 30, 2018:

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Number Exercisable	Exercise Price
$12.00	222	3.13	222	$12.00
$20.00	11,250	3.13	5,313	$20.00
	11,472	3.13	5,535

At June 30, 2018 there was approximately $28,000 of unrecognized compensation cost related to stock options, with expense expected to be recognized ratably over the next 3 years.

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

The following table sets forth the liabilities at June 30, 2018 which were recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Contingent liability – Verifi Acquisition	$-	-	-	$-
Derivative liability – ALB shortfall provision	1,433,578	-	-	1,433,578
Derivative liability – stock warrants	7,092,523	-	-	7,092,523
	$8,526,101	-	-	$8,526,1011

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Contingent Liability – Verifi Acquisition	1,957,225			1,957,225
Derivative liability – ALB shortfall provision	2,307,363			2,307,363
	$4,264,588	-	-	$4,264,588

The roll forward of the Contingent liability – Verifi acquisition is as follows:

Balance December 31, 2017	$1,957,226
Fair value adjustment	(27,290)
Write-off contingent liability	(1,929,936)
Balance June 30, 2018	--

During the second quarter of 2018, the nature of the business related to this acquisition changed. Specifically, the contracts, arrangements and initial activities of the business did not pan out as planned and accordingly, this portion of the business was abandoned. The personnel and sellers continue to be involved with the company working on other deals and projects. As a result of the abandonment of these specific business plans, management has concluded that there will be no payouts in the future as no targets will be met. Accordingly, the contingent liability is effectively zero. In determining the accounting for this write-down, the Company notes none of the facts discussed here are indicative of facts and circumstances that existed at acquisition or during Q1. Further, this is not considered a renegotiation or reneging of the original agreement. Thus, the write down of the contingent liability should be a period item (change in fair value of fair value liability)

The roll forward of the derivative liability – ALB shortfall provision is as follows:

Balance December 31, 2017	$2,307,363
Fair value adjustment	151,143
Extinguishment due to modification	(1,408,154)
Balance June 30, 2018	$1,433,578

On May 25, 2018, the agreement with a holder of 400,000 shares of common stock was modified. The result was the issuance of a total of 1,000,000 shares of common stock, with no true-up, and the cancellation of 400,000 shares of common stock. Thus, the liability is fair valued one last time at May 25, 2018 and then one half of such liability is extinguished through the issuance of additional shares.

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are the result of impairment determinations or the initial determination of fair value of assets received and liabilities assumed upon the consummation of a business combination (see Note 3, Acquisitions and Note 12, Variable Interest Entity). Outside of such business combination assets and liabilities, there were no assets or liabilities held for use where the carrying value of such assets or liabilities were measured at fair value on a non-recurring basis.

NOTE 10 – DISCONTINUED OPERATIONS

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

As all the required criteria for held for sale classification were met at December 31, 2017, the waste management business is classified as held for sale in the Consolidated Balance Sheets and reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented. Included in these results are the operations of a consolidated variable interest entity (see Note 12, Variable Interest Entity).

The assets held for sale represent that entirety of the Mid-Atlantic and Midwest waste management segments historically disclosed by the Company. These assets included a 20% interest of the Tri-City Recycling Center (“TCR”), which had been treated as a variable interest entity. The Company will have no continuing involvement with the discontinued operations after the disposal date.

Upon the terms and subject to the conditions set forth in the Purchase Agreement, on April 20, 2018 Buyer purchased from Seller all of the membership interests in each of the direct wholly-owned subsidiaries of Seller (the “Acquired Parent Entities” and together with each direct and indirect subsidiary of the Acquired Parent Entities, the “Acquired Entities”), which constitute the Solid Waste Business (as defined below), and each such Acquired Parent Entity continues as a wholly-owned subsidiary of Buyer (the “Transaction”). Pursuant to the Purchase Agreement, upon the consummation of the Transaction (the “Closing”), Buyer paid Seller Parties $3.0 million in cash; satisfied $75.8 million of outstanding indebtedness under the Prior Credit Agreement (as defined below); and assumed the Acquired Entities’ obligations under certain equipment leases and other operating indebtedness and obligations. At the Closing, the Seller Parties retained approximately $8.7 million of outstanding indebtedness under the New Credit Agreement (as defined below), including accrued interest in an aggregate amount approximately equal to $1.6 million, and all other assets and obligations of Attis, the Technologies Business and the Innovations Business (each as defined below). Pursuant to the terms of the Purchase Agreement, at the Closing, Attis issued to Buyer a warrant (the “Company Warrant”) to purchase shares of Attis’ common stock, par value $0.025 equal to two percent of the issued and outstanding shares of capital stock of Attis on a fully-diluted basis as of Closing (subject to adjustment as set forth therein and as more fully described in the Purchase Agreement and the Company Warrant) at a per share purchase price equal to $1.00 (the “Company Warrant Exercise Price”). The Company Warrant Exercise Price is subject to adjustment as more fully set forth in the Company Warrant.

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

The following table contains select amounts reported in our Consolidated Statements of Operations as discontinued operations:

Major Class of line items constituting pretax (loss) of discontinued operations as of the three months ended June 30, 2017:

	Three months ended June 30,
	2018	2017

Total revenues	$3,410,270	$14,220,423

Total costs and expenses
Operating	2,019,919	11,370,739
Depreciation, depletion and amortization	-	4,320,920
Bad debt expense	-	158,886
Selling, general and administrative	(58,637)	1,395,687
Interest Expense	1,021,375	2,042,030
Other	232,280	(20,301)
Total costs and expenses	23,215,477	19,267,962
Pretax income (loss) from discontinued operations	194,793	(5,047,539)
Gain on disposal of assets	21,778,559	(841)
(Provision) benefit for income taxes	-	(122,905)
Income (loss) from discontinued operations	$21,973,353	$(5,169,603)

Major Class of line items constituting pretax (loss) of discontinued operations as of the six months ended June 30, 2017:

	Six months ended June 30,
	2018	2017

Total revenues	$17,811,595	$25,125,490
Total costs and expenses
Operating	12,393,313	18,358,125
Depreciation, depletion and amortization	-	7,356,344
Bad debt expense	40,089	337,374
Selling, general and administrative	2,100,643	3,521,530
Interest Expense	3,618,990	3,544,995
Other	(268)	(76,459)
Total costs and expenses	18,152,767	33,041,068
Pretax income (loss) from discontinued operations	(341,172)	(7,916,420)
Gain on disposal of assets	21,778,559	(841)
(Provision) benefit for income taxes	-	(224,518)
Income (loss) from discontinued operations	$21,437,388	$(8,140,097)

The following table presents the depreciation, amortization, accretion, and capital expenditures for the discontinued operations for the six months ended June 30, 2018 and 2017, respectively and also any significant operating or investing non-cash items for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,
	2018	2017

Depreciation and amortization	$2,678,000	$4,356,000
Accretion expense	117,000	113,000
Capital expenditures	$-	$5,131,000

	Six Months Ended June 30,
	2018	2017

Depreciation and amortization	$2,678,000	$7,356,000
Accretion expense	117,000	169,000
Capital expenditures	$2,557,000	$6,531,000

Significant Non-cash Operating and Investing Activities Related to Discontinued Operations

	Three Months Ended June 30,
	2018	2017

Note payable incurred for acquisition	$-	$4,400,000
Common stock issued for acquisition	-	12,500,000
Property, plant and equipment additions financed by notes payable and capital leases	$-	$32,000

	Six Months Ended June 30,
	2018	2017

Note payable incurred for acquisition	$3,692,000	$38,500,000
Common stock issued for acquisition	-	13,700,000
Property, plant and equipment additions financed by notes payable and capital leases	$577,194	$6,600,000

NOTE 11 – LITIGATION

The Company is involved in various lawsuits related to the operations of its subsidiaries which arise in the normal course of business. Management believes that it has adequate insurance coverage and/or has appropriately accrued for the settlement of these claims. If applicable, claims that exceed amounts accrued and/or that are covered by insurance, management believes they are without merit and intends to vigorously defend and resolve and does not expect any material impact on financial condition.

On June 15, 2018, the plaintiff in a lawsuit styled Rampey Enterprises, Inc. v. LGMG, LLC, District Court of Tulsa County, Oklahoma, Case No. CJ-2017-1908, filed a motion to have the Company substituted as the defendant on the grounds the Company had “merged” with LGMG, LLC, and therefore should be held liable for all of such plaintiff’s claims against LGMG, LLC (“LGMG”). No such merger has ever occurred. The Company is the sole shareholder of MSTI, which in turn is the sole member of WelNess, which in turn is the majority member of LGMG. LGMG has filed, and the Company is in the process of filing, an objection to said motion. The Company intends to vigorously defend this action. Management is unable to characterize or evaluate the probability of any outcome at this time.

NOTE 12 – VARIABLE INTEREST ENTITY

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

Pursuant to these agreements, the Company paid $500,000 and issued 500,000 shares of the Company stock. Additionally, effective January 1, 2019, the Company will pay to AST monthly license and lease payments of $125,000 for twelve months.

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

As noted above, the license and lease agreements cover the entirety of the assets of AST and effectively result in the Company having control of the AST business. Management evaluated this arrangement and determined that AST was a variable interest entity to which the Company had a variable interest and is the primary beneficiary of AST as the result of these agreements. Accordingly, management determined that AST should be consolidated by the Company in these condensed financial statements since January 1, 2018.

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

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The standard allows for provisional amounts to be recorded related to a business combination in the event the accounting is yet to be compete at the end of a reporting period. Entities have up to one year from the effective date of a business combination, referred to a s a measurement period, to adjust any provisional amounts recorded. The Company is finalizing the estimate of fair value amounts in connection with this acquisition. The completion of the fair value assessment of assets acquired is anticipated to be finalized before the measurement period. The measurement period for this acquisition ends on November 9, 2018. The Company will disclose any changes to the accounting of the acquisition, if any, in future reporting periods.

As noted in the table above, the Company issued 500,000 shares of common stock as consideration, which was valued based on the trading price of the stock on the effective date of the transaction ($1.08 per share). The lease payment consideration is provisionally valued based off the present value of the future cash flows discounted at a market participant expected cost of debt.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Property, plant and equipment (provisional)	$2,749,020
Patents (provisional)	1,832,680
Non-controlling interest	(2,182,758)
Goodwill	-
Total	$2,398,942

The following unaudited pro forma information below presents the consolidated results operations data for the six months ended June 30, 2017 as if the acquisition took place on January 1, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Total Revenue		$1,028,000
Consolidated Net Loss		$(3,233,000)
Basic Net Loss Per Share		$(0.62)

Note: The acquisition was effective January 1, 2018, thus the consolidated statements of operations for the six months ended June 30, 2018 include the results of AST for the entire period.

NOTE 13 – SEGMENT AND RELATED INFORMATION

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

Summarized financial information concerning our reportable segments for the six months ended June 30, 2018 is shown in the following table:

	Service Revenues	Depreciation and Amortization	Capital Expenditures	Goodwill

Technologies	$858,000	$190,000	$161,000	$5,300,000
Innovations	212,000	50,000	2,750,000	-
Corporate	-	31,000	15,000	-

Total	$1,070,000	$271,000	$2,926,000	$5,300,000

Summarized financial information concerning our reportable segments for the three months ended June 30, 2018 is shown in the following table:

	Service Revenues	Depreciation and Amortization	Capital Expenditures	Goodwill

Technologies	$70,000	$(116,000)	$159,000	$-
Innovations	212,000	(55,000)	50,000	-
Corporate	-	10,000	-	-

Total	$282,000	$(161,000)	$2,926,000	$5,300,000

NOTE 14 – SUBSEQUENT EVENTS

SERIES F PREFERRED STOCK

Effective August 6, 2018, the Company announced the restructuring of its Series F Preferred Stock financing completed in February 2018. As part of the restructuring, the Company executed the closing agreements on a new financing arrangement with a single existing institutional shareholder, which now allows for future long-term financing, increasing the conversion valuation, and reducing potential dilution. As a result of such recent agreements, four of the prior Series F Preferred holders were bought out and the conversion rate changed from a variable price to the greater of $0.50 per share or 100% of the lowest closing market price for the 30 days preceding conversion. Additionally, the new holders of the Series F Preferred Stock have agreed to leak-out restrictions limiting the amount of common stock that can be sold upon conversion of the preferred stock. On August 6, 2018 the Company submitted for filing with the Secretary of State of the State of New York that certain Certificate of Amendment to the Certificate of Incorporation (the “Series F Amended Certificate”) to amend the designations for the Series F Preferred Stock to state that the conversion price of the Series F Preferred Stock shall be the greater of (a) $0.50 or (b) 100% of the lowest closing market price during the 30-calendar day period preceding the date of delivery of the conversion notice by the Series F Preferred Stock shareholder, subject to adjustment

INCREASE IN AUTHORIZED SHARES OF CAPITAL STOCK

On July 2, 2018, the Company filed with the Secretary of State of the State of New York that certain Certificate of Amendment to the Certificate of Incorporation to affect an increase in the aggregated authorized shares the Company may issue to 155,000,000 shares, increasing the number of shares of common stock the Company has the authority to issue, with a par value of $0.025 per share, to 150,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We intend for this discussion to provide information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the six months ended June 30, 2018, included elsewhere in this report.

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

Historically, the Company was a regional, vertically integrated solid waste services company that provided collection, transfer, disposal and landfill services. This set of businesses was held for sale beginning on December 6, 2017. The results of such operations are reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented (see Note 10, Discontinued Operations, of the Consolidated Financial Statements included herein for additional information). The Company will have no continuing involvement with the discontinued operations after the disposal date.

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

(2) Attis Innovations, LLC.

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

As noted in the table above, the Company issued 1,000,000 shares of common stock as consideration, which was valued based on the trading price of the stock on the date of close ($1.00 per share). The warrant consideration was measured using the Black-Scholes-Merton valuation model with the following significant assumptions: (1) stock price - $1.00; (2) exercise price - $1.00; (3) term – 5 years; (4) risk free interest rate – 2.01%; and (5) stock volatility of 143%. The contingent consideration was valued using a monte carlo simulation with simulations of expected future revenue amounts, growth rates and related expenses. The model also simulated future stock prices based off the following key assumptions: (1) starting price $1.00; (2) term – 1–5 years; (3) risk free interest rate – 2.01%; and (4) volatility of 143.46%.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 compare to Three Months ended June 30, 2017:

Revenue

The Company’s revenue for the three months ended June 30, 2018 was $281,782, a 100% increase over the June 30, 2017 revenue of $-0-. This increase is due to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC, which was added to our Technologies Business as well as the acquisition of the JVCo. The $281,782 of current year revenue was derived from both of these acquisitions.

Operating Expenses

Operating expenses were ($90,349), for the three months ended June 30, 2018, as compared to $-0- for the three months ended June 30, 2017. This was a result of an over-accrual in the first three months of the year. All of the operating expenses were related to the divested entities.

Bad Debt Expense

Bad debt expense for the three months ended June 30, 2018 was $365,106 as compared to $0 for the three months ended June 30, 2017. This increase in bad debt expense is due to difficulty in collecting from one of our lab providers, due to delay from an insurance company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2018, was $3,014,861 as compared to $2,162,364 for the three months ended June 30, 2017 and increase of $852,497 or approximately 139%. The change is attributable to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC. The selling, general and administrative expenses of this new acquisition consist primarily of payroll and related costs of approximately $455,600, professional services of approximately $504,000 and travel expenses of approximately $3,000 compared to $0 for the same period in June 2017.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2018 was $94,968, as compared to $15,503 for the three months ended June 30, 2017. The change is attributable to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC and the addition of approximately $150,000 of office and computer equipment in the healthcare company.

Other Income (Expenses), net

Other income (expense), net for the three months ended June 30, 2018, was income of $4,110,451, as compared to a loss of ($185,010) for the three months ended June 30, 2017. The amount for 2018 included a $1,400,000 gain on the change in fair value of derivative liability, a $1,800,000 gain from the change in the fair value of the contingent consideration, $1,100,000 gain from extinguishment of debt, $114,000 loss on investment, as well as $114,000 in interest. The amount for 2017 included $187,000 in interest.

Net Income (Loss)

Net income from continuing operations for the three months ended June 30, 2018, was $849,534 or continuing gain per share of $0.05, as compared to a net loss from continuing operations of $2,362,878 or continuing loss per share of $0.29, for the three months ended June 30, 2017.

Net income available to common shareholders for the three months ended June 30, 2018, was $23,365,873 or gain per share of $1.11, as compared to a net loss available to common shareholders of ($7,575,068) or loss per share of ($0.63), for the three months ended June 30, 2017. The major reason for the overall changes is due to the sale of the waste disposal companies.

Six Months Ended June 30, 2018 compare to Six Months ended June 30, 2017:

Revenue

The Company’s revenue for the six months ended June 30, 2018 was $1,070,000, a 100% increase over the June 30, 2017 revenue of $-0-. This increase is due to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC, which was added to our Technologies Business. The $1,070,000 of current year revenue was derived from this business acquired in November of 2017.

Operating Expenses

Operating expenses were $766,141 or 72% of revenue, for the six months ended June 30, 2018, as compared to $0 for the three months ended June 30, 2017. This increase is due to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC, which was added to our Technologies Business. The $766,141 of current year operating expenses was derived from this business acquired in November of 2017. Included in operating expenses is primarily lab related costs.

Bad Debt Expense

Bad debt expense for the six months ended June 30, 2018 was $1,082,000 as compared to $0 for the three months ended June 30, 2017. This increase in bad debt expense is due to difficulty in collecting from one of our lab providers, due to delay from an insurance company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2018, was $6,624,003 as compared to $3,875,521 for the six months ended June 30, 2017 an increase of $2,748,482 or approximately 171%. The change is attributable to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC. The selling, general and administrative expenses of this new acquisition consist primarily of payroll and related costs of approximately $750,000, professional services of approximately $1,500,000 and travel expenses of approximately $2,000.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2018 was $524,448, as compared to $35,247 for the six months ended June 30, 2017. The change is attributable to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC and the addition of approximately $150,000 of office and computer equipment in the corporate segment.

Other Income (Expenses), net

Other income (expense), net for the six months ended June 30, 2018, was $6,146,086, as compared to $1,716,840 for the six months ended June 30, 2017. The amount for 2018 included a $3,705,000 gain on the change in fair value of derivative liability, a $1,806,000, gain from the change in the fair value of the contingent consideration, a $99,000 loss on investment, $1,100,000 gain on extinguishment of debt as well as $416,000 in interest expense. The amount for 2017 only included $380,000 in interest.

Net Income (Loss)

Net loss from continuing operations for the six months ended June 30, 2018, was ($1,941,956) or continuing loss per share of ($0.11), as compared to a net loss from continuing operations of ($2,415,074) or continuing loss per share of ($0.63), for the six months ended June 30, 2017.

Net income available to common shareholders for the six months ended June 30, 2018, was $19,947,193 or gain per share of $2.00, as compared to a net loss available to common shareholders of ($10,629,918) or loss per share of ($1.13), for the six months ended June 30, 2017. The major reason for the overall changes is due to the sale of the waste disposal companies.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, current liabilities and working capital at June 30, 2018, compared to December 31, 2017:

	June 30, 2018	December 31, 2017	Increase/ Decrease
Current Assets	$867,278	$10,316,804	$(9,449,526)
Current Liabilities	$20,123,523	$13,440,453	$6,683,070
Working capital (Deficit)	$(19,256,244)	$(3,123,649)	$(16,132,595)

The change in working capital (deficit) is due primarily to the following changes to current assets and current liabilities. The decrease in current assets held for sale of approximately $8,714,000, a decrease in cash of approximately $121,000. Accounts Receivable, net, decreased by approximately $466,000. Current liabilities held for sale decreased by approximately $84,000,000 accounts payable and accrued expenses increased by approximately $3,200,000 and current portion of long-term debt decreased by approximately $1,400,000, and derivative liabilities increased by approximately $4,800,000.

As all the required criteria for held for sale classification was met at December 31, 2017, the waste management business is classified as held for sale in the Consolidated Balance Sheets and reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented (see Note 10, Discontinued Operations). Accounts receivable decreased due to increased allowance for doubtful accounts at June 30, 2018. The increase in current portion of long-term debt is also the result of the acquisition of WelNess, as part of the liabilities assumed is debt due within 1 year, and also the reclassification of Goldman Sachs & Co. debt to current (see Note 6, Notes Payable and Convertible Notes). In January of 2017 all deferred compensation was paid off.

At June 30, 2018, we had a working capital deficit of $19,256,244 as compared to a working capital deficit of $3,123,649 at December 31, 2017, an increase of $16,132,595.

The following table sets forth a summary of our cash flows for the periods indicated:

	6/30/2018	6/30/2017
Net Cash Used in Operating Activities	$(8,625,592)	$(7,713,510)
Net Cash (Used in) Provided by Investing Activities	$2,868,981	$(356,900)
Net Cash Provided by Financing Activities	$5,635,379	$8,956,535

We had a balance of cash and cash equivalents of $278,993 as of June 30, 2018. We have historically funded our working capital needs through operations and raising capital through the sale of our securities. Our working capital requirements are influenced by the state and level of our operations, and the timing of capital needed for projects.

Operating Activities. Net cash used in operating activities was $(8,625,592) for the six months ended June 30, 2018, compared to net cash used by operating activities of $(7,713,510) for the six months ended June 30, 2017.

Investing Activities. Net cash used in investing activities was $2,868,981 for the six months ended June 30, 2018, compared to $(356,900) for the six months ended June 30, 2017. This decrease is primarily due to the disposal of the waste companies.

Financing Activities. Net cash provided by financing activities was $5,635,379 for the six months ended June 30, 2018, compared to net cash of $8,956,535 provided by financing activities for the six months ended June 30, 2017.  This decrease was primarily due to a $10 million common stock sale in 2017.

Going Concern, Liquidity and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have experienced recurring operating losses in recent years. Because of these losses, the Company had a working capital deficit of approximately $20,000,000 at June 30, 2018. The conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the working capital deficit can be satisfied with additional capital raises, cash on hand at June 30, 2018, the sale of the waste services division, and the growth of our innovations and technology division.

On February 20, 2018, Attis Industries Inc. signed an agreement with Warren Equity Partners (“WEP”), with final closing on April 20, 2018, to sell the waste operations of the Company to WEP. As part of this sale the Company was able to eliminate a majority of its debt, as well as the approximately $11,000,000 in annual debt service payments. The Company also received $3,000,000 in cash as part of the sale. We also have a revised credit agreement from our primary lender with more favorable terms this will help to execute our growth strategy without the encumbrances of the substantial debt and recurring losses of the waste operations.

Post-close the Company has focused on growing its Innovations and Technology divisions. In anticipation of the sale of the Company’s waste division the Company purchased Verifi Labs in November of 2017. Additionally, we are in the process of setting up a federal lab and also a commercial lab, both of which we expect to be operational in September of 2018.

As of June 30, 2018 the Company had approximately $280,000 in cash, in its continued operations, to cover its short-term cash requirements. The Company is still evaluating raising additional capital through the public markets as well as looking for capital partners to assist with operating activities and growth strategies.

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

Material Weakness in Internal Control over Financial Reporting

As described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, we determined that we did not maintain effective internal control over the accounting including: (1) lack of a segregation of duties; and (2) lack of review and disclosure controls.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

We continue to plan to remediate those material weaknesses as follows:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to assist in the analysis and recording of complex accounting transactions, and to simultaneously achieve desired organizational structuring for improved segregation of duties.

●	Continue to improve expert review and achieve desired segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

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

Except as disclosed in the preceding paragraphs, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations, except as set forth below. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect, other than as set forth below.

On June 15, 2018, the plaintiff in a lawsuit styled Rampey Enterprises, Inc. v. LGMG, LLC, District Court of Tulsa County, Oklahoma, Case No. CJ-2017-1908, filed a motion to have the Company substituted as the defendant on the grounds the Company had “merged” with LGMG, LLC, and therefore should be held liable for all of such plaintiff’s claims against LGMG, LLC (“LGMG”). No such merger has ever occurred. The Company is the sole shareholder of MSTI, which in turn is the sole member of WelNess, which in turn is the majority member of LGMG. LGMG has filed, and the Company is in the process of filing, an objection to said motion. The Company intends to vigorously defend this action. Management is unable to characterize or evaluate the probability of any outcome at this time.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 16, 2018, as supplemented by the additional risk factor previously disclosed in our registration statement on Form S-3/A filed with the SEC on August 10, 2018.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Equity Securities Purchase Agreement, dated February 20, 2018, by and among Meridian Waste Operations, Inc., Meridian Waste Solutions, Inc., Meridian Waste Acquisitions, LLC and Jeffrey S. Cosman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2018)

2.2	Amendment No. 1 to the Equity Securities Purchase Agreement, dated March 30, 2018, by and among Meridian Waste Operations, Inc., Meridian Waste Solutions, Inc., Meridian Waste Acquisitions, LLC and Jeffrey S. Cosman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2018)

2.3	Amendment No. 2 to the Equity Securities Purchase Agreement, dated April 20, 2018, by and among Meridian Waste Operations, Inc., Meridian Waste Solutions, Inc., Meridian Waste Acquisitions, LLC and Jeffrey S. Cosman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2018)

3.1	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2018)

3.2	Certificate of Amendment to Certificate of Incorporation of Meridian Waste Solutions, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 24, 2018)

3.3	Certificate of Amendment to Certificate of Incorporation Series G Designations (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 1, 2018)

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Attis Industries Inc. Current Report filed with the SEC on August 6, 2018)

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement filed on Form S-3 with the SEC on August 10, 2018)

4.1	Form of Preferred D Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018)

4.2	Form of Preferred E Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March April 4, 2018)

4.3	Second Amended and Restated Credit and Guaranty Agreement dated April 20, 2018 by and among Meridian Waste Operations, Inc., Mobile Science Technologies, Inc., Attis Healthcare, LLC, Integrity Lab Solutions, LLC, Red X Medical LLC, Welness Benefits, LLC, LGMG, LLC, Attis Innovations, LLC, Advanced Lignin Biocomposites LLC, Attis Envicare Medical Waste, LLC, Attis Genetics, LLC, Attis Federal Labs, LLC and Attis Commercial Labs, LLC, Meridian Waste Solutions, Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto from time to time and Goldman Sachs Specialty Lending Group, L.P., as Administrative Agent, Collateral Agent, and Lead Arranger (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2018)

4.4	Amended and Restated Term Loan Note issued in favor of Goldman Sachs Specialty Lending Holdings, Inc., in the principal amount of $8,158,333.79, dated April 20, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2018)

4.5	Amended and Restated Pledge and Security Agreement between the grantors party thereto and Goldman Sachs Specialty Lending Group, L.P., dated April 20, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2018)

10.1	Form of First Amendment to Director Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.2	Resignation and Executive Employment Agreement Termination Agreement dated April 20, 2018, by and among Meridian Waste Solutions, Walter H. Hall, Jr. and Jeffrey S. Cosman (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2018)

10.3

Securities Purchase Agreement among Greenshift Corporation, Flux Carbon LLC and Attis Industries Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)

10.4

Amended and Restated Limited Liability Company Operating Agreement of Flux Carbon LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)

10.5	Debenture (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)

10.6	Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)

10.7	Membership Interest Purchase Agreement (incorporated herein by reference to the Current Report to Exhibit 10.2 to the Attis Industries Inc. Current Report filed with the SEC on December 5, 2017)

10.8

Membership Interest Purchase Agreement among Gaula Ventures, LLC, Genarex FD LLC and Attis Industries Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018)

10.9	First Amendment to Second Amended and Restated Credit and Guaranty Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2018)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Pro forma financial statements of Attis Industries Inc. and its subsidiaries at December 31, 2017 and for the year ended December 31, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 26, 2018).

99.2	Notice of Events of Default; Reservation of Rights (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2018).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTIS TECHNOLOGIES INC.

Date: August 20, 2018	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Chris Diaz
	Name:	Chris Diaz
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

