Form 10-Q/A
period 2018-03-31
Attis Industries Inc.
filed 2019-07-10
CIK 949721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

(678)-871-7457

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.025	ATIS	The NASDAQ Capital Market
Warrant to purchase Common Stock (expiring January 30, 2022)	ATISW	The NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 9, 2019, there were 4,313,041 shares outstanding of the registrant’s common stock.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”), which amends and restates items identified below with respect to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, initially filed by Attis Industries Inc. (the “Company”) with the Securities and Exchange Commission on May 19, 2018 (the “Original Filing”) is being filed solely to revise Part I, Item 1. Financial Statements to include restated Consolidated Financial Statements, as described in Note 16 to the Consolidated Financial Statements, and to include the following modifications to the Notes to Consolidated Financial Statements as well Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Note 4, “Property, Plant and Equipment” was updated to reflect the change in status of American Science and Technology Corporation “AST”;

Note 5 “Intangibles Assets” was updated to reflect the change in status of AST;

Note 13 “Variable Interest Entity” was changed into a Lease Accounting footnote which reflects the lease accounting under the AST agreement and the resulting change in status whereby AST is no longer considered a VIE that requires consolidation;

Note 14 “Segment Reporting” was updated to reflect the change in status of AST;

Note 15 “Subsequent Events” was updated to include an explanation of the warrants;

Note 16 “Restatement” was added to outline the corrections that were made to the financial statements;

Management Discussion & Analysis was updated to reflect all the changes above;

Except where otherwise indicated, all stock prices, share amounts, per share information, stock options and common stock purchase warrants in this Form 10-Q/A reflect the impact of the reverse stock split applied retroactively.

This Form 10-Q/A amends and restates in its entirety the Original Filing. Except as stated above, this Form 10-Q/A does not reflect events occurring after the Original Filing and does not modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing. Please refer to recent filings made with the SEC for additional information.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ATTIS INDUSTRIES INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2018 (Restated, Note 16)	December 31, 2017
Assets
Current assets:

Cash and cash equivalents	$1,013,180	$400,223
Accounts receivable, net of allowance	731,085	861,031
Prepaid expenses	969,963	334,603
Other current assets	6,450	6,450
Current assets held for sale	9,513,600	8,714,497

Total current assets	12,234,278	10,316,804

Property and equipment, at cost net of accumulated depreciation	1,940,263	333,499

Other assets:

Contract deposits	-	536,076
Other deposits	152,544	162,206
Goodwill	5,279,207	5,279,207
Capitalized software	97,516	108,767
Patents	3,107,607	3,141,796
Customer list, net of accumulated amortization	2,447,250	2,718,300
Website, net of accumulated amortization	25,582	27,117

Total other assets	11,109,706	11,973,469

Total noncurrent assets held for sale	87,042,249	80,932,386

Total assets	$112,326,496	$103,556,158

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$2,004,208	$1,777,355
Accrued expenses	1,926,676	820,458
Notes payable, related parties	6,891	6,891
Derivative and other fair value liabilities	11,469,171	2,307,363
Current portion - capital leases payable	21,455	25,999
Current portion - long term debt	4,820,629	8,502,387
Current liabilities held for sale	17,423,578	84,227,518

Total current liabilities	37,672,608	97,667,971

Long-term liabilities:
Contingent consideration liability	1,929,936	1,957,226
Deferred tax liability	14,337	14,337
Deferred rent	53,055	53,418
Lease payable	1,288,709	-
Long term debt, net of current	8,364,660	1,977,707
Noncurrent liabilities held for sale	90,704,395	17,307,998

Total long-term liabilities	102,355,092	21,310,686

Total liabilities	140,027,700	118,978,657

Preferred Series E stock, cumulative, stated value $100 per share, par value $.001, 300,000 shares authorized, 223,950 and 300,000 shares issued and outstanding, respectively	2,696,523	1,253,476
Preferred Series F stock, cumulative, stated value $1,000 per share, par value $.001, 2,500 shares authorized, 2,500 and -0- shares issued and outstanding, respectively	-	-

Shareholders’ deficit:
Preferred Series A stock, par value $.001, 51 shares authorized, issued and outstanding	-	-
Preferred Series B stock, par value $.001, 71,210 shares authorized, 0 and 0 issued and outstanding	-	-
Preferred Series C stock, stated value $100 per share	-	-
Preferred Series D stock, cumulative, stated value $100 per share, par value $.001, 141,000 shares authorized, 106,950 and 141,000 shares issued and outstanding, respectively	1,269,511	531,691
Common stock, par value $.025, 75,000,000 shares authorized, 2,148,080 and 1,832,372 shares issued and 2,141,393 and 1,830,969 shares outstanding, respectively	33,724	45,770
Common stock to be issued	4,935	90,018
Treasury stock, at cost, 11,500 shares	(28,031)	(28,031)
Additional paid in capital	59,699,039	66,286,763
Accumulated deficit	(92,728,320)	(85,061,593)
Total shareholders’ deficit	(31,749,142)	(18,135,382)
Noncontrolling Interest	1,351,415	1,459,407
Total equity	(30,397,727)	(16,675,975)

Total liabilities and shareholders’ deficit	$112,326,496	$103,556,158

ATTIS INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31, 2018 (Restated, Note 16)	March 31, 2017
Revenue
Services	$788,218	$-
Total revenue	788,218

Cost and expenses:
Operating	856,490	-
Bad debt expense	717,231	-
Depreciation and amortization	385,986	19,744
Selling, general and administrative	3,813,431	1,934,303

Total cost and expenses	5,773,138	1,954,047

Other income (expenses):
Unrealized (loss) on change in fair value of derivative and other fair value liabilities	(1,917,834)	(816,997)
Unrealized gain from change in fair value of contingent consideration	27,290	-
Gain on extinguishment of debt	-	2,911,361
Interest income	1,891	-
Interest expense	(320,072)	(192,513)

Total other income	(2,208,725)	1,901,851

Loss before income taxes	(7,193,645)	(52,196)

Provision for income taxes	-	-

Loss from continuing operations	$(7,193,645)	$(52,196)

Discontinued Operations
Loss from operations of discontinued operations	$(544,145)	$(2,970,494)

Consolidated Net Loss	$(7,737,790)	$(3,022,690)

Net (income) loss attributable to noncontrolling interest	$(71,064)	$32,160

Net loss available to common shareholders	$(7,666,726)	$(3,054,850)

Deemed dividend related to beneficial conversion feature and accretion of a discount on Series C Preferred Stock	$-	$(2,115,317)
Deemed dividend related to Series A and B warrants down round provision	$(9,648)	$-
Deemed dividend related to Series D and E warrants down round provision	$(234,912)	$-
Deemed dividend related to extinguishment of Series D and E Preferred Stock	$(2,626,873)	$-
Deemed dividend related to conversion of Series D Preferred Stock	$(212,230)	$-
Deemed dividend related to conversion of Series E Preferred Stock	$(386,978)	$-

Net loss attributable to common stockholders	$(11,137,367)	$(5,170,167)

Earnings per common share (basic and diluted):
Loss from continuing operations	(4.91)	(3.36)
Loss from discontinued operations	(0.25)	(4.55)
Net loss per common share	$(5.16)	$(7.91)

Weighted average number of shares outstanding (Basic and Diluted)	2,169,861	645,947

ATTIS INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	3 Months Ended
	March 31, 2018 (Restated, Note 16)	March 31, 2017

Cash flows from operating activities:
Net loss	$(7,737,790)	$(3,022,690)
Adjustments to reconcile net loss to net cash (used in) provided from operating activities:
Depreciation and amortization	385,986	2,998,766
Interest accretion on landfill liabilities	-	56,401
Amortization of capitalized loan fees & debt discount	339,555	150,684
Unrealized (gain)/loss on fair value and derivative liabilities	1,926,013	554,112
Unrealized gain from change in fair value of contingent consideration	(27,290)	-
Bad debt expense	757,320	178,488
Deferred tax expense	-	101,613
Stock and Options issued to employees and consultants for compensation	179,358	27,375
Gain on extinguishment of debt	-	(2,654,821)
Loss (Gain) on disposal of equipment	-	(841)
Changes in working capital items net of acquisitions:
Accounts receivable, net of allowance	(1,201,863)	(924,962)
Prepaid expenses and other current assets	(243,619)	(324,244)
Contract deposits	36,076	-
Other deposits	9,662	-
Accounts payable and accrued expenses	3,418,456	(1,383,897)
Deferred compensation	-	(769,709)
Deferred revenue	386,111	1,050,524
Deferred Rent	(364)	-

Net cash used in operating activities	(1,772,389)	(3,963,201)

Cash flows from investing activities:
Investment in CFS Group of Companies	-	(3,933,276)
Landfill additions	(909,538)	(12,333)
Acquisition of property, plant and equipment	(995,620)	(1,403,896)
Purchases of short-term investments	-	13,447

Net cash used in investing activities	(1,905,158)	(5,336,058)

Cash flows from financing activities:
(Repayments) borrowings on notes due related parties	-	(253,000)
Proceeds from loans	3,325,000	569,212
Proceeds from issuance of common stock, net of fees	-	10,764,931
Proceeds from issuance of Series F Preferred Stock and Series A Warrants net of placement fees of $248,000	2,002,000	-
Proceeds from warrant exercise	4,750	-
Dividend distribution to non-controlling shareholders	(36,927)	-
Principal payments on capital lease	(294,657)	(67,291)
Principal payments on notes payable	(762,478)	(1,259,503)

Net cash provided from financing activities	4,237,688	9,754,349

Net change in cash	560,141	455,090

Beginning cash	997,216	823,272

Ending cash	$1,557,357	$1,278,362

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$2,559,789	$1,497,429

Supplemental Non-Cash Investing and Financing Information:

Note payable incurred for acquisition	$3,692,000	$34,100,000
Common stock issued for consideration in an acquisition	$545,700	$1,390,000
Retirement of Preferred Stock C and related top off provision through the issuance of Common Stock C (and related derivative liability)	$-	$2,644,951
Property, plant and equipment additions financed with notes payable and capital leases	$2,236,734	$195,646
Deemed dividend related to beneficial conversion feature of Series C Preferred Stock	$-	$2,115,317
Deemed dividend related to Series A and B warrants down round provision and reclass to derivative liability	$1,242,735	$-
Deemed dividend related to Series D and E warrants down round provision and reclass to derivative liability	$3,722,357	$-
Deemed dividend related to extinguishment of Series D and E Preferred Stock	$2,626,873	$-
Deemed dividend related to conversion of Series D Preferred Stock	$737,820	$-
Deemed dividend related to conversion of Series E Preferred Stock	$1,423,416	$-

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

Going Concern, Liquidity and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have experienced recurring operating losses in recent years. Because of these losses, the Company had negative working capital of approximately $25,000,000 at March 31, 2018, excluding current assets and current liabilities held for sale. The conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the working capital deficit can be satisfied with additional capital raises, cash on hand at March 31, 2018, the sale of the waste services division, and the growth of our innovations and technology division. There is no assurance the Company will be successful in implementing its strategy.

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

In relation to the lab testing fees, the Company receives revenues from the referral of blood and toxicology testing services. As compensation for the referral and management services rendered hereunder, the Company gets paid a percentage of the net collected revenue of the hospital outreach laboratory as it pertains to samples processed as part of its outpatient outreach program. The amount of revenue varies based off the sample type. Our earned fees are paid weekly based upon all the net collected revenue received by the hospital during the period following the previous payment date. The Company recognizes revenue when the testing has occurred as that completes our performance obligation. There are no variable consideration estimates, service type warranties or other significant management estimates related to our recognition of this revenue.

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

At March 31, 2018 the Company had outstanding stock warrants and options for 2,333,939 and 1,434 common shares, respectively. Also, at March 31, 2018 the Company had outstanding Preferred Stock Series D, E and F convertible in to 133,688, 279,938 and 332,447 shares, respectively. These are not presented in the consolidated statements of operations as the effect of these shares is anti- dilutive.

At December 31, 2017 the Company had outstanding stock warrants and options for 1,644,359 and 1,434 common shares, respectively. Also, at December 31, 2017 the Company had outstanding Preferred Stock Series D and E convertible in to 176,250 and 375,000 shares, respectively. These are not presented in the consolidated statements of operations as the effect of these shares is anti- dilutive.

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

The calculation of purchase price, including measurement period adjustments, is as follows:

Cash paid	$3,655,000
Total	$3,655,000

The following table summarizes the estimated fair value of the Wilson Waste assets acquired at the date of acquisition:

Trucks	$895,900
Containers	94,967
Machinery and equipment	9,000
Non-compete	100,000
Customer list	2,555,133
Total	$3,655,000

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

	March 31, 2018	December 31, 2017
Building & Leasehold improvements	1,719,945	49,603
Computer equipment	219,593	205,767
Machinery, & equipment	148,748	156,656

Total cost	2,088,286	412,026

Less accumulated depreciation	(148,023)	(78,527)

Net property and equipment	$1,940,263	$333,499

Depreciation expense for the three months ended March 31, 2018 and 2017 was approximately $45,000 and $20,000, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following tables set forth the intangible assets, both acquired and developed, including accumulated amortization as of March 31, 2018:

	March 31, 2018
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Customer lists	4.58 years	$2,809,000	$361,750	$2,447,250
Patents	18.35 years	3,164,303	56,696	3,107,607
Capitalized software	2.33 years	135,021	37,505	97,516
Website	3.75 years	30,699	5,117	25,582
		$6,139,023	$461,068	$5,677,955

Amortization expense, amounted to approximately $314,000 and $0 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

The Company had the following long-term debt from continuing operations, excluding liabilities held for sale:

	December 31, 2017	March 31, 2018
Goldman Sachs - Tranche A Term Loan - LIBOR Interest on loan date plus 8%, 9.65% at March 31, 2018	$7,083,257	$7,815,668
Promissory note payable to a bank, unsecured, bearing interest at a variable rate, 4.75%, at March 31, 2018 with a floor of 4.75% due on demand	1,000,000	1,000,000
Promissory note payable to a bank, unsecured, bearing interest at 5.5%, due on demand	299,578	299,578
Promissory note payable to a bank, unsecured, bearing interest at a variable rate, 5%, at March 31, 2018 with a floor of 5.00% due in monthly installments of $12,300, maturing August 2022	622,259	604,768
Note payable, see description below	-	2,920,691

Less: deferred loan costs	-	(930,416)
Notes payable to seller of Meridian, subordinated debt	1,475,000	1,475,000

Total debt	10,480,094	13,185,289
Less: current portion	(8,502,387)	(4,820,629)
Long term debt less current portion	$1,977,707	$8,364,660

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

Treasury Stock

During 2014, the Company’s Board of Directors authorized a stock repurchase of 1,438 shares of its common stock for approximately $230,000 at an average price of $20.00 per share. At March 31, 2018 and December 31, 2017, the Company holds 1,438 shares of its common stock in its treasury.

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

During the three months ended March 31, 2018, 34,050 shares of Series D Preferred stock was converted under its contractual terms into 42,563 shares of common stock. In accordance with ASC 470, the Company recognized a deemed dividend of approximately $212,000 upon conversion which represented the unamortized discount on these converted Series D Preferred Shares.

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

In total the Company issued an aggregate of 300,000 shares of Series E Preferred Stock, 562,500 Warrants and with an aggregate of 75,000 shares of Common Stock issued to investors in the Offering as dividends for Series E Preferred Stock. During the three months ended March 31, 2018 76,050 shares were converted in to 95,063 shares of common stock. At March 31, 2018 there are 223,950 shares of Series E Preferred Stock outstanding, convertible in to 277,994 shares of common stock.

During the three months ended March 31, 2018, 76,050 shares of Series E Preferred stock was converted under its contractual terms into 95,063 shares of common stock. In accordance with ASC 470, the Company recognized a deemed dividend of approximately $387,000 upon conversion which represented the unamortized discount on these converted Series E Preferred Shares.

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

The holders of shares of the Series F Preferred Stock shall be entitled to receive quarterly dividends out of any assets legally available, to the extent permitted by New York law, at an annual rate equal to 8% of the stated value of the shares of Series F Preferred Stock. Dividends for the first year will be payable in advance.

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

As the Series A warrants issued within this investment unit are deemed to be warrant liabilities, they must be presented at fair value. Thus, in terms of allocating the proceeds of this offering, the proceeds are first allocated to the instrument initially and subsequently measured at fair value (warrants) and the remaining proceeds, if any, are allocated to the Series F Preferred Stock. The Company calculated the warrant’s fair value at issuance as $6,216,000. Such amount exceeded net proceeds by $4,214,000 which was expensed during the period. In addition, the warrant liability was remarked to fair value at March 31, 2018 which was determined to be $4,499,000 which resulted in an unrealized gain on derivatives of $1,700,000.

A rollforward of the Series A warrant liability balance is as follows:

February 21, 2018	$6,216,073
Change in Fair Value	(1,716,830)
March 31, 2018	$4,499,243

The Company used a modified binomial lattice model to value the Series A warrants (post modification) at March 13, 2018 and March 31, 2018 with the following key assumptions:

	February 21, 2018	March 31, 2018

Stock Price	$0.9600	$0.57
Exercise Price	$0.95	$0.95
Term (years)	5.00	4.90
Risk Free Rate	2.69%	2.56%
Volatility	152.9%	140.4%

Common Stock Transactions

During the three months ended March 31, 2018, the Company issued 315,708 shares of common stock. The fair values of the shares of common stock were based on the quoted trading price on the date of issuance. Of the 315,708 shares issued during the three months ended March 31, 2018, the Company:

1.	Issued 75,000 of these shares previously accrued in 2017 as dividends to the Series E Preferred Stock holders,

2.	Issued 95,063 of these shares due to the conversion of Series E Preferred Stock to common shares,

3.	Issued 42,563 of these shares due to the conversion of Series D Preferred Stock to common shares,

4	Issued 62,500 of these shares as a result of the American Science and Technology Corporation License Agreement and Lease,

5.	Issued 313 of these shares due to the exercise of warrants,

6.	Issued 7,770 of these shares to an employee as compensation,

7.	Issued 1,250 of these shares to Environmental Trash Company in connection with the acquisition agreement,

8.	Issued 31,250 of these shares to Garden State Securities in connection with a consulting agreement.

Warrants

The 5,319,143 warrants issued in the first quarter of 2018, as part of the Series F Preferred Stock offering are exercisable for 5 years and have an exercise price equal to $0.95 on a pre-split basis. The Company also issued the placement agent 200,000 warrants with the same terms.

On November 29, 2017, the Company, entered into a Securities Purchase Agreement with five (5) accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Purchasers purchased 1,868,933 shares of the Company’s common stock, par value $0.025 per share at a price of $1.03 per share of Common Stock on a pre-split basis, 736,948 Series A Common Stock Purchase Warrants (the “Series A Warrants”), and 664,753 Series B Common Stock Purchase Warrants for an aggregate of $1,925,000. The Series A Warrants are exercisable immediately, at the price of $1.31 per share, and expire five years from the date of issuance. The Series B Warrants are exercisable on the date six months from the date of issuance, at the price of $1.31 per share, expiring five years from the initial exercise date. Now, both the Series A and Series B warrants include a down round provision that resets the conversion price and exercise price of these instruments if a future equity offering occurs at a lower exercise, conversion or sales price.

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

The Company used a modified binomial lattice model to value the Series A and B warrants (post modification) at March 13, 2018 and March 31, 2018 with the following key assumptions:

	February 21, 2018 Pre Round Down	February 21, 2018 Post Down Round	March 31, 2018
Stock Price	$0.96	$0.96	$0.57
Exercise Price	$1.31	$0.94	$0.94
Term (years)	4.75	4.75	4.65
Risk Free Rate	2.69%	2.69%	2.57%
Volatility	152.9%	152.9%	140.4%

A summary of the status of the Company’s outstanding stock warrants for the period ended March 31, 2018 is as follows:

	Number of Shares	Average Exercise Price	Expiration Date
Outstanding - December 31, 2017	1,644,359	$.78
Granted	689,893	2.82	February, 2023
Exercised	(313)	15.20
Outstanding, March 31, 2018	2,333,939	$10.84
Warrants exercisable at March 31, 2018	2,333,939

Stock Options

A summary of the Company’s stock options as of and for the three months ended March 31, 2018 are as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2017	1,434	$154.78	$4.78	3.61	-

For the three months ended March 31, 2018
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding at March 31, 2018	1,434	$154.78	$4.78	3.61	-

Outstanding and Exercisable at March 31, 2018	213	$154.78	$4.78	3.61	-

(1)	The aggregate intrinsic value is based on the $0.57 closing price as of March 29, 2018 for the Company’s Common Stock.

The following information applies to options outstanding at March 31, 2018:

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Number Exercisable	Exercise Price
$96.00	28	3.38	28	$96.00
$160.00	1,406	3.38	663	$160.00
	1,434	3.38	691

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

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following table sets forth the liabilities at March 31, 2018 which were recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Contingent liability – Verifi Acquisition	$1,929,936	-	-	$1,929,934
Derivative liability – ALB shortfall provision	2,690,589			2,690,589
Derivative liability – stock warrants	8,778,582	-	-	8,778,582
	$13,399,107	-	-	$13,399,107

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Contingent Liability – Verifi Acquisition	1,957,225			1,957,225
Derivative liability – ALB shortfall provision	2,307,363			2,307,363
	$4,264,588	-	-	$4,264,588

The roll forward of the Contingent liability – Verifi acquisition is as follows:

Balance December 31, 2017	$1,957,224
Fair value adjustment	(27,290)
Balance March 31, 2018	1,929,934

The roll forward of the derivative liability – ALB shortfall provision is as follows:

Balance December 31, 2017	$2,307,363
Fair value adjustment	383,226
Balance March 31, 2018	2,690,589

The roll forward of the derivative liability – stock warrants is as follows:

Balance December 31, 2017	$2,307,363
Fair value adjustment	6,471,219
Balance March 31, 2018	8,778,582

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

See below for a roll-forward of the Company’s Non-controlling Interests:

Balance, December 31, 2017	$1,459,407
Tri-City Recycling Center - net income	42,704
Tri-City dividend distribution	(36,928)
LGMG, LLC - net loss	(113,768)
Balance, March 31, 2018	$1,351,415

NOTE 12 – LITIGATION

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

NOTE 13 – LEASE ACCOUNTING

American Science and Technology Corporation

On November 9, 2017, the Company entered into a Patent License Agreement with American Science and Technology Corporation (“AST”). Effective January 1, 2018, the Company will have exclusive commercial license to the licensed patents for a term of 24 months, unless terminated earlier. In addition, the Company entered into a commercial lease with AST for certain property and equipment.

Pursuant to the Patent License Agreement, on January 1, 2018, the Company paid to AST $200,000 and the Company issued to AST 25,000 shares of the Company’s common stock, and, beginning effective January 1, 2019, the Company will pay to AST a monthly license fee of $50,000. Pursuant to the commercial lease, on January 1, 2018, the Company paid to AST $300,000 and the Company issued to AST 37,500 shares of the Company’s restricted common stock, and, beginning effective January 1, 2019, the Company will pay to AST a monthly rent of $75,000.

Pursuant to these agreements, the Company and AST also entered into an Option Agreement (the “Option”), granting the Company the option to purchase the assets of AST for $2,500,000, in addition to certain royalty and other future payments (consisting of two tenths of a percent (0.2%) of all Buyer’s Biomass Feedstock Costs incurred in operating the Property as a biorefinery which has incorporated the technology contained in the Biorefinery Patents in its design, construction or operations. This royalty shall be paid annually no later than sixty (60) days after the close of Buyer’s fiscal year in which such Biomass Feedstock Costs were incurred by Buyer; and, (ii) Two Hundred Fifty Thousand and no/100ths Dollars ($250,000.00) for any third party owned biorefinery constructed, with Buyer’s written consent, employing the technology contained in the Biorefinery Patents. This royalty shall be paid within sixty (60) days after Buyer has received the full consideration due Buyer pursuant to the terms and conditions contained in such written consent.). The option is exercisable from date of execution through December 31, 2019.

As the Company has concluded that at least one of the capital lease criteria are met, the Company will record a capital lease asset and liability at the inception of the lease at an amount equal to the present value at the beginning of the lease term of minimum lease payments in accordance with ASC 840-30-30-1. The minimum lease payments will include the allocation of the option payment as noted above. The liability will be amortized using the effective interest method in accordance with ASC 840-30-35-6, and the asset will be depreciated over the life of the building/equipment in accordance with ASC 840-30-35-1.

As intangible assets such as patents are exempted from ASC 840, the evaluation of accounting for the patents is to determine to be a license for the period of use. The initial payment of cash and stock will be capitalized as a prepaid asset and amortized and amortized on a straight-line basis over the initial term of the license agreement. The remaining license payments during year two will also be expensed on a straight-line basis over the initial term of the license agreement. The straight-line amortization method is based upon the Company’s assessment that production from the patent is deemed to be relatively flat over the two-year agreement and therefore straight line most accurately reflects the expected usage/utilization. The option payment will be capitalized as an intangible asset upon exercise and amortized over its estimated useful life. Any contingent consideration related to the patent (i.e., future royalties) will be recorded when probable and reasonably estimable.

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

Summarized financial information concerning our reportable segments for the three months ended March 31, 2018 is shown in the following table:

	Service Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Technologies	$788,000	$(2,172,000)	$306,000	$2,000	$5,300,000	$8,670,000
Innovations	-	(1,029,000)	105,000	2,700,000	-	5,219,000
Corporate	-	(4,537,000)	21,000	15,000	-	1,900,000
Total	$788,000	$(7,738,000)	$432,000	$2,717,000	$5,300,000	$15,789,000

NOTE 15 – SUBSEQUENT EVENTS

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

On April 20, 2018, in connection with the Closing of the Transaction, the Company issued the Company Warrant to Buyer to purchase 106,605 shares of the Company’s Common Stock in consideration of $100,000. The Company Warrant is exercisable for a per share exercise price per share of $1.00.

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

Common Stock

The Company effected a 1 for 8 reverse stock split on March 18, 2019. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the impact of the reverse stock split applied retroactively. Every hundred shares of issued and outstanding Company common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. All fractional shares resulting from the reverse split were rounded to a full share.

NOTE 16 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company issued warrants associated with Series F Preferred stock in February 2018 whereas the difference between the cash value received and the fair value of the warrants was treated as a deemed dividend and recorded as a reduction to Additional Paid in Capital “APIC”. However, after further looking into guidance of ASC 815, ASC 820, and ASC 470, it was determined that it is more appropriate to recognize this difference as a loss in earnings instead of a direct reduction to equity. The impact of this adjustment by itself was an increase to APIC of $4.2MM  for the three months ending March 31, 2018 and a reduction of earnings of $4.2MM. Additionally, the Company issued warrants in June 2017. Since the ability to issue these shares is deemed to be “out of the Company’s control” to make sure there are sufficient shares available for issuance, combined with the fact that there is not specific language in the warrant documents that preclude the Company from having to issue cash if liquid shares cannot be delivered to the holder, it is deemed that a liability needs to be set up for these warrants in accordance with ASC 815 Accounting for Derivative Liabilities. Specifically, per 815-40-25-11, the events or actions necessary to deliver registered shares are not controlled by an entity and, therefore, except under the circumstances described in paragraph 815-40-25-16, if the contract permits the entity to net share or physically settle the contract only by delivering registered shares, it is assumed that the entity will be required to net cash settle the contract. As a result, the contracts are classified as a liability in our financial statements and adjusted quarterly based the change in stock value. The cumulative effect of these restatements, combined with other immaterial adjustments was an increase in liabilities of $288,824, an increase in Series Preferred Stock of $19,631, an increase in APIC of $4,085,247, a decrease of common stock of $159,507, and a decrease in the fair value of derivative liabilities of $4,234,195, which increased the loss on change in fair value of derivatives and other fair value liabilities in the statement of operations.

Management of the Company has determined that the purchase accounting used to determine the status of the AST transaction was inappropriate, resulting in the de-consolidation of the VIE AST, since it was determined the Company does not have control of the entity AST. Accordingly, the financial statements have been revised to de-consolidate AST. The appropriate accounting is to record the lease associated with the property and equipment as a capital lease and the patent license agreement as an operating lease. The impact of the corrections are as follows:

1.	The assets of AST were revalued at fair value; and

2.	Depreciation and amortization were adjusted accordingly and;

3.	Expenses associated with the patent license agreement were expensed as incurred.

Additionally, there were immaterial out of period adjustments in 2017 that were corrected in the period ended March 31, 2018.

The tables below summarize the impact, by specific financial statement line item, of the restatement described above on financial information previously reported on the Company’s Form 10-Q for the period ended March 31, 2018.

Balance Sheet (unaudited)

	March 31, 2018
	As Restated	Adjustments	As Previously Reported

Prepaid expenses and other assets	969,963	464,879	505,084
Total current assets	12,234,278	464,879	11,769,399
Property, plant and equipment, at cost net of accumulated depreciation	1,940,263	(1,088,803)	3,029,066
Patents	3,107,607	(1,786,863)	4,894,470
Total other assets	11,109,706	(1,786,863)	12,896,569
Total assets	$112,326,496	$(2,410,786)	$114,737,282
Accrued expenses	1,926,676	(1,340,599)	3,267,275
Derivative and other fair value liabilities	11,469,171	288,824	11,180,347
Total current liabilities	37,672,609	$(1,051,775)	38,724,384
Lease payable	1,288,709	1,288,709	-
Total long term liabilities	102,355,090	1,288,709	101,066,381
Total liabilities	140,027,699	236,935	139,790,764
Preferred Series E stock, cumulative, stated value $100 per share, par value $.001, 300,000 shares authorized, 223,950 and 300,000 shares issued and outstanding, respectively	2,696,523	19,631	2,676,892
Common stock, par value $.025, 75,000,000 shares authorized, 2,148,080 and 1,832,372 shares issued and 2,141,393 and 1,830,969 shares outstanding, respectively	33,724	(395,575)	429,299
Common stock to be issued	4,935	(34,544)	39,479
Treasury stock, at cost, 11,500 shares	(28,031)	196,219	(224,250)
Additional paid in capital	59,699,040	4,159,640	55,539,399
Accumulated equity (deficit)	(92,728,320)	(4,481,142)	(88,247,178)
Total shareholders’ equity/deficit	(31,749,141)	(555,402)	(31,193,739)
Noncontrolling interest	1,351,415	(2,111,950)	3,463,365
Total equity (deficit)	(30,397,726)	(2,667,352)	(27,730,374)
Total liabilities and shareholders’ equity	$112,326,496	$2,410,786	$114,737,282

Statement of Operations (unaudited)

	March 31, 2018
	As Restated	Adjustments	As Previously Reported
Depreciation and amortization	385,986	(46,494)	432,480
Selling, general and administrative	3,813,431	204,290	3,609,142
Total costs and expenses	5,773,139	157,796	5,615,343
Unrealized gain (loss) on change in fair value of derivative and other fair value liabilities	(1,926,013)	(4,234,195)	2,316,360
Interest expense	(320,072)	(18,343)	(301,729)
Total other income (expense)	(2,208,724)	(4,252,538)	2,043,813
Loss before income taxes	(7,193,645)	(4,410,334)	(2,783,312)
Provision for income taxes	-		-
Loss from continuing operations	(7,193,645)	(4,410,334)	(2,783,312)
Consolidated Net Loss	(7,737,790)	(4,410,334)	(3,327,456)
Net (gain) loss attributable to noncontrolling interest	(71,064)	70,808	(141,872)
Net loss available to common shareholders	$(7,666,726)	$(4,481,142)	$(3,185,584)
Earnings per common share (basic and diluted):
Loss from continuing operations	$(4.91)	$(2.03)	$(2.88)
Loss from discontinued operations	$(0.25)	$-	$(0.25)
Net loss per common share	$(5.16)	$(2.03)	$(3.13)
Weighted average number of shares outstanding
(Basic and Diluted)	2,169,861	2,169,861	2,169,861

Statement of Cash Flows (unaudited)

	March 31, 2018
	As Restated	Adjustments	As Previously Reported
Net loss	$(7,737,791)	$(4,410,334)	$(3,327,457)
Depreciation and amortization	358,986	(46,494)	432,480
Unrealized (gain)/loss on fair value and derivative liabilities	1,926,013	4,234,195	(2,308,182)
Prepaid expenses and other current assets	(243,619)	204,290	(447,909)
Accounts payable and accrued expenses	3,400,113	18,343	3,418,456

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

Results of Operations

Summary of Statements of Operations of our continuing business for the Three Months Ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$788,218	$-
Operating expenses	$856,490	$-
Bad debt expense	$717,231	$-
Selling, general and administrative	$3,813,431	$1,934,303
Depreciation and amortization	$385,986	$19,744
Other income (expenses), net	$(2,208,724)	$1,901,851
Loss from continuing operations	$7,193,644	$52,196
Basic net loss per share from continuing operations	$0.86	$0.42

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018, was $3,813,431 as compared to $1,934,303 for the three months ended March 31, 2017 and increase of $1,879,128 or approximately 89%. The change is attributable to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC. The selling, general and administrative expenses of this new acquisition consist primarily of payroll and related costs of approximately $2,300,000, professional services of approximately $1,100,000 and travel expenses of approximately $100,000.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2018 was $385,986, as compared to $19,744 for the three months ended March 31, 2017. The change is attributable to the acquisition of WelNess Benefits, LLC/Integrity Lab Solutions, LLC and the addition of approximately $150,000 of office and computer equipment in the corporate segment.

Other Income (expenses), Net

Other income (expense), net for the three months ended March 31, 2018, was ($2,208,724), as compared to $1,901,851 for the three months ended March 31, 2017. The change is attributable to an approximate decrease in unrealized gain (loss) on change in fair value of derivative liability of ($1,926,000) of which $4,234,000 is attributable to the warrants issued by the Company with certain preferred stock requiring derivative accounting. Offset by a decrease in gain on extinguishment of liability of approximately $2,900,000, further offset by an increase in interest expense of approximately $100,000.

Net Loss Attributable to Common Stockholders

Net loss from continuing operations for the three months ended March 31, 2018, was $7,193,645 or continuing loss per share of $0.86, as compared to $52,196 or continuing loss per share of $0.42, for the three months ended March 31, 2017.

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

Summarized financial information concerning our reportable segments for the three months ended March 31, 2018 is shown in the following table:

	Service Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Technologies	$788,000	$(2,172,000)	$306,000	$2,000	$5,300,000	$8,670,000
Innovations	-	(1,029,000)	105,000	2,700,000	-	5,219,214
Corporate	-	(4,537,000)	21,000	15,000	-	1,900,000
Total	$788,000	$(7,738,000)	$432,000	$2,717,000	$5,300,000	$15,789,214

Liquidity and Capital Resources

The following table summarizes total current assets, current liabilities and working capital at March 31, 2018, compared to December 31, 2017:

	March 31, 2018	December 31, 2017	Increase/ Decrease
Current Assets	$12,234,278	$10,316,804	$1,917,474
Current Liabilities	$37,672,609	$97,667,971	$(59,995,362)
Working capital (Deficit)	$(25,438,331)	$(87,351,167)	$(61,912,836)

The change in working capital (deficit) is due primarily to the following changes to current assets and current liabilities. The increase in current assets held for sale of approximately $800,000, an increase in cash of approximately $600,000. Accounts Receivable, net decreased by approximately $130,000. Current liabilities held for sale decreased by approximately $67,000,000 accounts payable and accrued expenses increased by approximately $1,300,000 and current portion of long-term debt decreased by approximately $3,600,000, and derivative liabilities increased by approximately $9,200,000.

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

At March 31, 2018, we had a working capital deficit of $25,438,330 as compared to a working capital deficit of $87,351,167 at December 31, 2017, a decrease of $61,912,837.

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

Going Concern, Liquidity and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have experienced recurring operating losses in recent years. Because of these losses, the Company had negative working capital of approximately $25,000,000 at March 31, 2018, excluding current assets and current liabilities held for sale. The conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the working capital deficit can be satisfied with additional capital raises, cash on hand at March 31, 2018, the sale of the waste services division, and the growth of our innovations and technology division.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended March 31, 2018 and 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

ATTIS TECHNOLOGIES INC.

Date: July 9, 2019	By:	/s/ Jeffrey Cosman
	Name:	Jeffrey Cosman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Chris Diaz
	Name:	Chris Diaz
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)